Form 10-Q
period 1996-06-30
ASPECT TELECOMMUNICATIONS CORP
filed 1996-08-13
CIK 779390

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934.

                  For the quarterly period ended June 30, 1996

                                       or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934.

                 For the transition period from ______to ______

                         Commission file number: 0-18391

                      ASPECT TELECOMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                California                                     94-2974062
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)

                 1730 Fox Drive, San Jose, California 95131-2312
              (Address of principal executive offices and zip code)

                  Registrant's telephone number: (408) 325-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X      No
                                      ----      ----
The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 21,164,658 at July 31, 1996.

                      ASPECT TELECOMMUNICATIONS CORPORATION

                                      INDEX

                               Description                                           Page Number
- - -----------------------------------------------------------------------------        -----------

Cover Page                                                                                1

Index                                                                                     2

Part I:  Financial Information

      Item 1:  Financial Statements

             Condensed Consolidated Balance Sheets as of June 30, 1996 and
                  December 31, 1995                                                       3

             Condensed Consolidated Statements of Income for the Three and
                  Six Month Periods Ended June 30, 1996 and 1995                          4

             Condensed Consolidated Statements of Cash Flows for the Six Month
                  Periods Ended June 30, 1996 and 1995                                    5

             Notes to Condensed Consolidated Financial Statements                         6

      Item 2:  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                      8

Part II: Other Information

      Item 4:  Submission of Matters to a Vote of Security Holders                       12

      Item 6:  Exhibits and Reports on Form 8-K                                          12

Signature                                                                                13

                     ASPECT TELECOMMUNICATIONS CORPORATION

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                                              June 30,          December 31,
                                                                                1996                1995
                                                                             ---------           ---------
                                                                            (unaudited)              **
Current assets:
  Cash and cash equivalents                                                  $  34,865           $  22,102
  Short-term investments                                                        74,515              71,531
  Accounts receivable, net                                                      42,922              39,291
  Inventories                                                                   11,926              11,051
  Other current assets                                                           9,503               8,699
                                                                             ---------           ---------
     Total current assets                                                      173,731             152,674

Property and equipment, net                                                     34,002              28,418
Other assets                                                                     4,237               3,374
Intangible assets, net                                                          29,541              31,405
                                                                             ---------           ---------
Total assets                                                                 $ 241,511           $ 215,871
                                                                             =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                           $   7,678           $  11,142
  Accrued compensation and related benefits                                      8,277               8,427
  Other accrued liabilities                                                     22,119              15,242
  Customer deposits and deferred revenue                                        10,719               9,275
                                                                             ---------           ---------
     Total current liabilities                                                  48,793              44,086

Convertible subordinated debentures                                             55,000              55,000
Note payable                                                                     4,500               4,500

Shareholders' equity:
  Preferred stock, $.01 par value:
     2,000,000 shares authorized, none outstanding in 1996 and 1995                 --                  --
  Common stock, $.01 par value:
     100,000,000 shares authorized, 21,155,633 outstanding
     in 1996; 20,876,461 outstanding in 1995                                    66,012              62,082
  Net unrealized gain (loss) on available-for-sale securities                      (22)                102
  Accumulated translation adjustments                                             (464)               (437)
  Retained earnings                                                             67,692              50,538
                                                                             ---------           ---------
    Total shareholders' equity                                                 133,218             112,285
                                                                             ---------           ---------
Total liabilities and shareholders' equity                                   $ 241,511           $ 215,871
                                                                             =========           =========

** Derived from audited financial statements.

                            See accompanying notes.

                      ASPECT TELECOMMUNICATIONS CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited - in thousands, except per share data)

                                                            Three Months Ended                             Six Months Ended
                                                       -------------------------------               ------------------------------
                                                       June 30, 1996     June 30, 1995               June 30, 1996    June 30, 1995
                                                       -------------     -------------               -------------    -------------
Net revenues:
  Product                                              $ 54,391               $ 33,801               $104,431              $ 65,672
  Customer support                                       17,135                 12,428                 32,922                23,283
                                                       --------               --------               --------              --------
Total net revenues                                       71,526                 46,229                137,353                88,955

Cost of revenues:
  Cost of product revenues                               17,971                 11,342                 34,479                22,747
  Cost of customer support revenues                      12,387                  8,768                 23,760                16,564
                                                       --------               --------               --------              --------
Total cost of revenues                                   30,358                 20,110                 58,239                39,311
                                                       --------               --------               --------              --------
Gross margin                                             41,168                 26,119                 79,114                49,644

Operating expenses:
  Research and development                                8,038                  5,726                 15,376                10,761
  Selling, general and administrative                    19,298                 11,728                 37,066                22,395
                                                       --------               --------               --------              --------
Total operating expenses                                 27,336                 17,454                 52,442                33,156
                                                       --------               --------               --------              --------

Income from operations                                   13,832                  8,665                 26,672                16,488
Interest income, net                                        315                    593                    556                   943
                                                       --------               --------               --------              --------

Income before income taxes                               14,147                  9,258                 27,228                17,431
Provision for income taxes                                5,234                  3,425                 10,074                 6,449
                                                       --------               --------               --------              --------

Net income                                             $  8,913               $  5,833               $ 17,154              $ 10,982
                                                       ========               ========               ========              ========




Primary earnings per share:

   Net income per share                                $   0.39               $   0.27               $   0.75              $   0.51
                                                       ========               ========               ========              ========
   Shares used in per share computations                 23,065                 21,608                 22,928                21,548
                                                       ========               ========               ========              ========


Fully diluted earnings per share:

   Net income per share                                $   0.36               $   0.26               $   0.70              $   0.48
                                                       ========               ========               ========              ========
   Shares used in per share computations                 25,895                 24,564                 25,826                24,538
                                                       ========               ========               ========              ========

                            See accompanying notes.

                      ASPECT TELECOMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited - in thousands)

                                                                    Six Months Ended June 30,
                                                                  ---------------------------
                                                                    1996               1995
                                                                  --------           --------
Cash flows from operating activities:
    Net income                                                    $ 17,154           $ 10,982
    Reconciliation of net income to cash provided by
       operating activities:
       Depreciation and amortization                                 6,713              4,340
       Changes in:
             Accounts receivable                                    (4,006)            (7,747)
             Inventories                                              (987)               393
             Other current assets and other assets                  (1,641)               286
             Accounts payable                                       (3,405)              (465)
             Accrued compensation and related benefits                (146)               294
             Other accrued liabilities                               6,941              2,511
             Customer deposits and deferred revenue                  1,623             (1,392)
                                                                  --------           --------
                   Cash provided by operating activities            22,246              9,202

Cash flows from financing activities:
       Common stock transactions                                     3,930              2,064
                                                                  --------           --------
                   Cash provided by financing activities             3,930              2,064

Cash flows from investing activities:
       Short-term investment purchases                             (51,719)           (44,086)
       Short-term investment sales and maturities                   48,522             36,950
       Property and equipment purchases                            (10,562)            (6,209)
                                                                  --------           --------
                   Cash used in investing activities               (13,759)           (13,345)
Effect of exchange rate changes on cash                                346                 36
                                                                  --------           --------
Increase (decrease) in cash and cash equivalents                    12,763             (2,043)

Cash and cash equivalents:

     Beginning of period                                            22,102             27,971
                                                                  --------           --------
      End of period                                               $ 34,865           $ 25,928
                                                                  ========           ========


                            See accompanying notes.

                     ASPECT TELECOMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The consolidated financial statements include the accounts of Aspect Telecommunications Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods presented and of the financial condition of the Company at the dates of the interim balance sheets. The results for interim periods are not necessarily indicative of the results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders.

Per Share Information

Per share information for the periods presented is computed using the weighted average number of common and common-equivalent shares outstanding. For primary earnings per share calculations, common-equivalent shares consist of the incremental shares issuable upon the assumed exercise of dilutive stock options using the treasury stock method.

For fully diluted earnings per share calculations, common-equivalent shares also include the dilutive effect of incremental shares issuable upon the conversion of the 5% convertible subordinated debentures, and net income is adjusted for the interest expense, net of income taxes, related to the debentures.

Share and per share data for all periods presented reflect a two-for-one stock split beginning September 25, 1995.

Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of:

                                                    (in thousands)
                                             June 30,           December 31,
                                               1996                 1995
                                            ------------        ------------

         Raw materials                         $7,480               $7,556
         Work-in-progress                         773                  660
         Finished goods                         3,673                2,835
                                              -------              -------
         Total                                $11,926              $11,051
                                              =======              =======

Subsequent Event

On July 26, 1996, the Company acquired a 98,000 square-foot building and approximately ten acres of land, of which approximately four acres are undeveloped, for $10.5 million in cash. The building and the land are directly across the street from the Company's San Jose, California headquarters.

                     ASPECT TELECOMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- - -- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis in the Company's 1995 Annual Report to Shareholders.

On October 31, 1995, the Company acquired TCS Management Group, Inc. (TCS), a company engaged in the business of designing, marketing, and supporting software that automates the tasks associated with managing the workforce in a call center, specifically, call forecasting, staff scheduling, and staff performance tracking. The acquisition was accounted for as a purchase. The operating results of TCS have been included in the consolidated statements of income since the date of acquisition.

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that, except for the historical information contained herein, the following discussion constitutes forward-looking statements that are dependent on certain risks and uncertainties. These and other factors which may cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company are described below, in the Company's 1995 Form 10-K and in the Company's 1995 Annual
Report to Shareholders in the section titled "Management's Discussion and Analysis - Risk Factors."

The Company's common stock price may be subject to significant volatility. Past financial performance should not be considered a reliable indicator of performance for any future period, and investors should not use historical trends to anticipate future results or trends. For any given quarter, a shortfall in the Company's announced revenue or earnings from the levels expected by securities analysts could have an immediate and adverse effect on the trading price of the Company's common stock. Additionally, the Company may not learn of such shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Further, the Company participates in a very dynamic high technology industry, which could result in significant fluctuations in the Company's common stock price at any time.

The Company believes that changes in any of the following areas could have a material adverse affect on the Company's future financial position or results of operations: changes in the overall demand for telecommunications products; changes in the technology underlying the call transaction processing market; increased competition; litigation against the Company based on securities, intellectual property or other claims; risks associated with international operations; compliance with regulatory requirements; availability of necessary components and manufacturing licenses; and the Company's ability to implement and improve its operational and financial systems and attract and retain employees necessary to support its growth. See the section titled "Management's Discussion and Analysis - Risk Factors" in the Company's 1995 Annual Report to Shareholders.

RESULTS OF OPERATIONS

Net Revenues

Total net revenues for the second quarter of 1996 were $72 million, representing an increase of 55% when compared with total net revenues of $46 million for the same period in 1995. Total net revenues for the first six months of 1996 were $137 million, representing an increase of 54% when compared with total net revenues of $89 million for the same period in 1995.

                     ASPECT TELECOMMUNICATIONS CORPORATION

Sales of the Company's products generally involve a cycle of six months or longer from the point of initial customer contact until receipt of the first system order, and there will typically be a period ranging from one to six months from the time an order is initially received to the time the system is installed. The Company generally recognizes revenue from the sale of systems upon installation at the customer site; revenues from add-ons, upgrades, software licenses, and sales to distributors are generally recognized upon shipment to the customer or distributor.

Within the context of the above-described sales cycle, both product and customer support revenues for the Company remain dependent upon overall demand for telecommunications products, which has in the past, and may in the future, fluctuate significantly based on numerous factors, including capital spending practices of customers, market competition, and economic conditions in general. Given the relatively large sales prices of the Company's systems in relation to quarterly revenue levels, a limited number of systems can account for a substantial portion of product revenues in any particular quarter. Moreover, a significant percentage of system revenue continues to be derived from new customers. Revenues and the related gross product margins can be expected to fluctuate due to the mix of products sold, channel of distribution, the volume of systems sold to individual customers, and the operating results of TCS. Because of these and other factors, the Company could experience significant fluctuations in product and customer support revenues and operating results in future periods. While the Company believes that its products will continue to compare favorably with competitive products, competition may have an erosive effect on prices, resulting in lower product margins and operating results.

Product revenues for the second quarter of 1996 were $54 million, representing an increase of 61% when compared with product revenues of $34 million for the same period in 1995. Product revenues for the first six months of 1996 were $104 million, representing an increase of 59% when compared with product revenues of $66 million for the same period in 1995. The increases in product revenues for both periods were primarily attributable to increased demand for the Company's products, as both the volume of new system sales and the volume of add-ons and upgrades increased from the same periods in 1995, and the inclusion of TCS's product revenues in 1996. Average selling prices on new systems remained relatively stable across the periods.

Customer support revenues for the second quarter of 1996 were $17 million, representing an increase of 38% when compared with customer support revenues of $12 million for the same period in 1995. Customer support revenues for the first six months of 1996 were $33 million, representing an increase of 41% when compared with customer support revenues of $23 million for the same period in 1995. The increases in customer support revenues for both periods resulted primarily from the growth of the installed base and the inclusion of TCS's customer support revenue in 1996. Customer support revenues include charges to install products at customer sites, charges for providing contractually agreed-upon ongoing system service and maintenance, which typically commences twelve months from the date a system is first installed, and other support services provided to the Company's customers. Installation revenue will generally follow product revenue fluctuations, although no installation revenue is ordinarily received for product sales to the Company's distributors. Contract support revenues are largely dependent on renewable customer support contracts and will be primarily affected by the general growth in Aspect's installed base. Since most costs associated with providing customer support are fixed, quarterly fluctuations in customer support revenues can have a significant impact on the related customer support gross margin.

Subsequent to the end of the second quarter of 1996, the Company received a multi-system order from the United States Postal Service (USPS) for automatic call distributors and certain call center support services valued at $20 million. Recently, one of the Company's competitors filed an award protest with the General Counsel of the USPS in connection with such order alleging that the USPS improperly awarded the contract. There can be no assurance that such protest will be resolved in the Company's favor. Subject to

                     ASPECT TELECOMMUNICATIONS CORPORATION

favorable resolution of the protest, installation of the first systems is anticipated to begin in 1996 and the contract will span five years.

Gross Margin on Product Revenues

Product gross margin increased to 67% for the second quarter of 1996 from 66% for the same period in 1995. The increase in product gross margin was primarily attributable to the inclusion of TCS's product revenues in the second quarter of 1996, which typically carry higher margins than the Company's other product revenues. For the first six months of 1996, product gross margin increased to 67% from 65% for the same period in 1995. The increase in product gross margin reflects the inclusion of TCS's product revenues in 1996, which typically carry higher margins than the Company's other product revenues, and lower revenues from sales to the Internal Revenue Service, which typically have lower than average margins. As noted above, gross product margins can be expected to fluctuate due to the mix of products sold, channel of distribution, the volume of systems sold to individual customers, the operating results of TCS, and other factors.

Gross Margin on Customer Support Revenues

Customer support gross margin decreased to 28% for both the second quarter and first six months of 1996 from 29% for the same periods in 1995. The decreases in customer support margin for both periods primarily reflect customer support revenues not growing proportionately with the costs associated with providing the related services. As noted above, since most costs associated with providing customer support are fixed, quarterly fluctuations in customer support revenues can have a significant impact on the related customer support gross margin. On a forward-looking basis, the Company anticipates that its customer support gross margins may decline further in the next several quarters as the Company significantly expands its efforts in the area of consulting and systems integration.

Research and Development Expenses

Research and development ("R&D") expenses were $8 million for the second quarter of 1996, representing an increase of 40% when compared with R&D expenses of $6 million for the same period in 1995. R&D expenses were $15 million for the first six months of the year, representing an increase of 43% when compared with R&D expenses of $11 million for the same period in 1995. The increases in R&D expenses for both periods were primarily attributable to increases in R&D personnel, equipment expenditures, and related infrastructure costs, as well as the inclusion of TCS's R&D expenses in 1996. As a percentage of net revenues, R&D spending was 11% for both the second quarter and first six months of 1996 compared to 12% for the same periods in 1995. The Company continues to believe that significant investment in research and development is required to remain competitive and anticipates, on a forward-looking basis, that such expenses will increase in terms of absolute dollars for 1996 as a whole, when compared to 1995, although such expenses as a percentage of net revenues may fluctuate on a quarterly basis.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $19 million for the second quarter of 1996, representing an increase of 65% when compared with SG&A expenses of $12 million for the same period in 1995. SG&A expenses were $37 million for the first six months of 1996, representing an increase of 66% when compared with SG&A expenses of $22 million for the same period in 1995. The increases in SG&A expenses for both periods were primarily related to increases in personnel and related expenses, the expansion of the Company's operations, the inclusion of TCS's SG&A expenses in 1996, and the amortization of the intangible assets related to the TCS acquisition. As a percentage of net revenues, SG&A was 27% for both the second quarter and first six months of 1996 compared to 25% for the same

                     ASPECT TELECOMMUNICATIONS CORPORATION

periods in 1995. The Company is currently in the process of implementing a new internal integrated business application software program and, during the second quarter of 1996, began using such software as its principal business application software for its domestic operations. There can be no assurance that complications will not arise from the software system transition, resulting in substantial, unanticipated expenses. The Company anticipates, on a forward-looking basis, that SG&A expenses will increase in terms of absolute dollars for 1996 as a whole, when compared to 1995, although such expenses as a percentage of net revenues may fluctuate on a quarterly basis.

Net Interest Income

Net interest income (interest income, net of interest expense) was $0.3 million for the second quarter of 1996, representing a decrease of 47% when compared with net interest income of $0.6 million for the same period in 1995. Net interest income was $0.6 million for the first six months of 1996, representing a decrease of 41% when compared with net interest income of $0.9 million for the same period in 1995. The decreases in net interest income for both periods were primarily due to interest expense on the note payable incurred in connection with the TCS acquisition, lower interest earning balances and lower yields on interest earning balances.

Income Taxes

The Company's effective income tax rate was 37% for the second quarter and first six months of 1996, and the comparable periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company's principal source of liquidity consisted of cash, cash equivalents, and short-term investments totaling $109 million, which represented 45% of total assets. The primary sources of cash during the first six months of 1996 consisted of cash provided by operating activities of $22 million and proceeds from the issuance of common stock under various stock plans of $4 million. The primary uses of cash during the first six months of 1996 consisted of $3 million for net purchases of short-term investments and $11 million for purchases of property and equipment.

As of June 30, 1996, the Company's outstanding borrowings consisted of $55 million of convertible subordinated debentures and a $4.5 million note payable incurred in connection with the acquisition of TCS (see Notes 7 and 2, respectively, to the Company's 1995 Consolidated Financial Statements).

On July 26, 1996, the Company acquired a 98,000 square-foot building and approximately ten acres of land, of which approximately four acres are undeveloped, for $10.5 million in cash (see Notes to Condensed Consolidated Financial Statements).

The Company believes, on a forward-looking basis, that its cash, cash equivalents, and short-term investments and anticipated cash flow from operations will be sufficient to meet the Company's presently anticipated cash requirements during at least the next twelve months.

                      ASPECT TELECOMMUNICATIONS CORPORATION

                           Part II: Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 9, 1996, the Annual Meeting of Shareholders of Aspect Telecommunications Corporation was held in San Jose, California.

An election of directors was held with the following individuals being elected to the Board of Directors of the Company:

        James R. Carreker          (19,387,541 votes for, 59,694 votes withheld)
        Debra J. Engel             (19,428,121 votes for, 19,114 votes withheld)
        Norman A. Fogelsong        (19,428,038 votes for, 19,197 votes withheld)
        James L. Patterson         (19,428,115 votes for, 19,120 votes withheld)
        John W. Peth               (19,427,429 votes for, 19,806 votes withheld)

Other matters voted upon and approved at the meeting, and the number of affirmative and negative votes cast with respect to each such matter were as follows:

         To amend the 1990 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 250,000 shares (17,312,246 votes in favor, 183,784 votes opposed, 116,568 abstaining, 1,834,637 votes withheld).

         To amend the 1989 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,000,000 shares (10,134,197 votes in favor, 7,349,828 votes opposed, 128,573 abstaining, 1,834,637 votes withheld).

         To ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the year ending December 31, 1996 (19,318,579 votes in favor, 24,882 votes opposed, 103,774 abstaining, no votes withheld).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

Exhibit 10.55 Agreement of Purchase and Sale between the Registrant and Arrow Electronics, Inc., dated April 22, 1996

Exhibit 11.1      Statement re: Computation of Earnings Per Share

Exhibit 27        Financial Data Schedule

B.  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                      ASPECT TELECOMMUNICATIONS CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Aspect Telecommunications Corporation
                                                   (Registrant)

Date:  August 13, 1996

                               By

                                     /s/  Eric J. Keller
                                     -------------------------------------------
                                     Eric J. Keller
                                     Vice President, Finance and
                                     Chief Financial Officer
                                     (Duly Authorized and Principal Financial
                                     and Accounting Officer)