Form 10-Q
period 1996-09-30
ASPECT TELECOMMUNICATIONS CORP
filed 1996-11-13
CIK 779390

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

      (Mark One)

         /x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended September 30, 1996

                                       or

         / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                                  Yes /X/ No / /

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 24,314,678 at October 31, 1996.

                      ASPECT TELECOMMUNICATIONS CORPORATION

                                      INDEX

                               Description                                                           Page Number
                               -----------                                                           -----------
Cover Page                                                                                                1

Index                                                                                                     2

Part I:  Financial Information

      Item 1:  Financial Statements

             Condensed Consolidated Balance Sheets as of September 30, 1996
                  and December 31, 1995                                                                   3

             Condensed Consolidated Statements of Income for the Three and
                  Nine Month Periods Ended September 30, 1996 and 1995                                    4

             Condensed Consolidated Statements of Cash Flows for the Nine Month
                  Periods Ended September 30, 1996 and 1995                                               5

             Notes to Condensed Consolidated Financial Statements                                         6

      Item 2:  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                      9

Part II: Other Information

      Item 2:  Changes in Securities                                                                     14

      Item 6:  Exhibits and Reports on Form 8-K                                                          14

Signature                                                                                                15

                      ASPECT TELECOMMUNICATIONS CORPORATION

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS
                                                                         September 30,  December 31,
                                                                           1996             1995
                                                                         ---------       ---------
                                                                        (unaudited)          **
Current assets:
  Cash and cash equivalents                                              $  31,165       $  22,102
  Short-term investments                                                    76,027          71,531
  Accounts receivable, net                                                  47,449          39,291
  Inventories                                                               15,541          11,051
  Other current assets                                                       9,330           8,699
                                                                         ---------       ---------
     Total current assets                                                  179,512         152,674
Property and equipment, net                                                 48,017          28,418
Other assets                                                                 4,407           3,374
Intangible assets, net                                                      28,609          31,405
                                                                         ---------       ---------
Total assets                                                             $ 260,545       $ 215,871
                                                                         =========       =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $  11,318       $  11,142
  Accrued compensation and related benefits                                  9,890           8,427
  Other accrued liabilities                                                 23,522          15,242
  Customer deposits and deferred revenue                                    12,664           9,275
                                                                         ---------       ---------
     Total current liabilities                                              57,394          44,086
Convertible subordinated debentures                                         55,000          55,000
Note payable                                                                 4,500           4,500
Shareholders' equity:
  Preferred stock, $.01 par value:
     2,000,000 shares authorized, none outstanding in 1996 and 1995             --              --
  Common stock, $.01 par value:
     100,000,000 shares authorized, 21,334,674 outstanding
     in 1996; 20,876,461 outstanding in 1995                                67,468          62,082
  Net unrealized gain (loss) on available-for-sale securities                 (299)            102
  Accumulated translation adjustments                                         (953)           (437)
  Retained earnings                                                         77,435          50,538
                                                                         ---------       ---------
    Total shareholders' equity                                             143,651         112,285
                                                                         ---------       ---------
Total liabilities and shareholders' equity                               $ 260,545       $ 215,871
                                                                         =========       =========

** Derived from audited financial statements.

                            See accompanying notes.

                      ASPECT TELECOMMUNICATIONS CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited - in thousands, except per share data)

                                                Three Months Ended          Nine Months Ended
                                              ----------------------      ----------------------
                                                   September 30,               September 30,
                                                1996          1995          1996          1995
                                              --------      --------      --------      --------
Net revenues:
  Product                                     $ 59,087      $ 36,971      $163,669      $102,643
  Customer support                              20,153        12,328        54,582        35,611
                                              --------      --------      --------      --------
Total net revenues                              79,240        49,299       218,251       138,254
Cost of revenues:
  Cost of product revenues                      20,142        13,224        54,665        35,971
  Cost of customer support revenues             14,873         8,461        39,612        25,025
                                              --------      --------      --------      --------
Total cost of revenues                          35,015        21,685        94,277        60,996
                                              --------      --------      --------      --------
Gross margin                                    44,225        27,614       123,974        77,258
Operating expenses:
  Research and development                       8,791         5,896        24,167        16,657
  Selling, general and administrative           21,261        12,631        58,883        35,026
                                              --------      --------      --------      --------
Total operating expenses                        30,052        18,527        83,050        51,683
                                              --------      --------      --------      --------
Income from operations                          14,173         9,087        40,924        25,575
Interest income, net                               480         1,069         1,026         2,012
                                              --------      --------      --------      --------
Income before income taxes                      14,653        10,156        41,950        27,587
Provision for income taxes                       5,421         3,758        15,521        10,207
                                              --------      --------      --------      --------
Net income                                    $  9,232      $  6,398      $ 26,429      $ 17,380
                                              ========      ========      ========      ========


Primary earnings per share:
   Net income per share                       $   0.40      $   0.29      $   1.15      $   0.80
                                              ========      ========      ========      ========
   Shares used in per share computations        23,154        21,936        23,076        21,614
                                              ========      ========      ========      ========

Fully diluted earnings per share:
   Net income per share                       $   0.37      $   0.28      $   1.06      $   0.76
                                              ========      ========      ========      ========
   Shares used in per share computations        26,283        24,938        26,206        24,818
                                              ========      ========      ========      ========

                            See accompanying notes.

                      ASPECT TELECOMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited - in thousands)

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                    1996           1995
                                                                  --------       --------
Cash flows from operating activities:
    Net income                                                    $ 26,429       $ 17,380
    Reconciliation of net income to cash provided by
       operating activities:
       Depreciation and amortization                                10,644          6,016
       Changes in:
             Accounts receivable                                    (6,792)        (7,476)
             Inventories                                            (4,502)           148
             Other current assets and other assets                  (1,627)         1,472
             Accounts payable                                         (767)            53
             Accrued compensation and related benefits               1,412            856
             Other accrued liabilities                               8,138          2,212
             Customer deposits and deferred revenue                  3,465         (1,455)
                                                                  --------       --------
                   Cash provided by operating activities            36,400         19,206

Cash flows from financing activities:
       Common stock transactions                                     5,376          3,295
                                                                  --------       --------
                   Cash provided by financing activities             5,376          3,295

Cash flows from investing activities:
       Short-term investment purchases                             (75,457)       (67,962)
       Short-term investment sales and maturities                   70,313         47,178
       Property and equipment purchases                            (27,248)        (9,268)
                                                                  --------       --------
                   Cash used in investing activities               (32,392)       (30,052)
Effect of exchange rate changes on cash and cash equivalents          (321)          (325)
                                                                  --------       --------
Increase (decrease) in cash and cash equivalents                     9,063         (7,876)
Cash and cash equivalents:
      Beginning of period                                           22,102         27,971
                                                                  --------       --------
      End of period                                               $ 31,165       $ 20,095
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1995 Annual Report to Shareholders.

Business Combination

On September 30, 1996, the Company acquired Envoy Holdings Limited (Envoy) by issuing approximately 105,000 shares of common stock for all of the outstanding stock of Envoy. Envoy Systems Limited, the primary operating subsidiary of Envoy, provides call center and telebusiness solutions to help improve customer service through consulting services, software and systems integration. The acquisition was accounted for as a pooling of interests. All financial data for 1996 has been restated to reflect the acquisition of Envoy. As the historical operations of Envoy were not significant to any year presented, the Company's financial statements for prior years have not been restated and the financial effect of the prior years results of operations of Envoy has been accounted for as a $468,000 increase to retained earnings in 1996.

Summarized results of operations of the separate companies for the nine months ended September 30, 1996 are as follows (in thousands):

Net revenues:
    Aspect                                                        $ 215,613
    Envoy                                                             2,638
                                                                  ---------
                                                                  $ 218,251
                                                                  =========

Net income (amounts are after tax):
    Aspect                                                        $  26,646
    Envoy                                                               157
    Acquisition costs                                                  (374)
                                                                  ---------
                                                                  $  26,429
                                                                  =========

Per Share Information

Per share information for the periods presented is computed using the weighted average number of common and common-equivalent shares outstanding. For primary earnings per share calculations, common-equivalent shares consist of the incremental shares issuable upon the assumed exercise of dilutive stock options using the treasury stock method.

                     ASPECT TELECOMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For fully diluted earnings per share calculations, common-equivalent shares also include the dilutive effect of incremental shares issuable upon the conversion of the 5% convertible subordinated debentures, and net income is adjusted for the interest expense, net of income taxes, related to the debentures.

Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of:

                                                             (in thousands)
                                                      September 30,    December 31,
                                                          1996             1995
                                                      -------------    ------------
                  Raw materials                         $ 8,819          $ 7,556
                  Work-in-progress                          614              660
                  Finished goods                          6,108            2,835
                                                        -------          -------
                  Total                                 $15,541          $11,051
                                                        =======          =======

Subsequent Events

On October 15, 1996, the Company redeemed all $55 million of the convertible subordinated debentures in exchange for approximately 2.8 million shares of the Company's common stock.

During 1992, the Board of Directors approved a program to repurchase up to 1,500,000 shares of the Company's common stock from the open market. Through July 31, 1994, 646,000 shares had been repurchased at an aggregate price of $4,934,000 and no shares have been repurchased subsequent to such date. On October 25, 1996, the Company terminated its share repurchase program.

On October 21, 1996, the Company acquired Prospect Software, Inc. (Prospect) by issuing 140,000 shares of common stock for all of the outstanding stock of Prospect. Prospect develops high-functionality computer-telephony integration software. The acquisition was accounted for as a pooling of interests. The following unaudited pro forma information has been prepared assuming the acquisition had taken place at the beginning of the period presented and all material transactions between the Company and Prospect during such period have been eliminated:

Nine months ended September 30, 1996 (in thousands, except per share data)

Net revenues:
     Consolidated Aspect                                              $ 218,251
     Prospect                                                             2,378
     Eliminations                                                     ($    475)
                                                                      ---------
     Combined                                                         $ 220,154
                                                                      =========

                     ASPECT TELECOMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net income (amounts are after tax):
     Consolidated Aspect                                               $ 26,429
     Prospect                                                               883
     Acquisition costs                                                      (86)
     Eliminations                                                          (123)
                                                                       --------
     Combined                                                          $ 27,103
                                                                       ========

Fully-diluted earnings per share:
     Consolidated Aspect                                               $   1.06
     Prospect                                                              0.03
     Eliminations                                                          (.01)
                                                                       --------
     Combined                                                          $   1.08
                                                                       ========

New Accounting Pronouncement

In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This standard, which establishes a fair value based method of accounting for stock-based compensations plans, also permits an election to continue following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees" with additional disclosures of pro forma net income and earnings per share under the new method. SFAS 123 is effective for the Company's fiscal year ending December 31, 1996. The Company plans to continue to account for its employee stock plans in accordance with the provisions of APB Opinion No. 25 and provide the additional disclosures required by SFAS 123. Accordingly, SFAS 123 is not expected to have a material impact on the Company's financial position or results of operations.

                      ASPECT TELECOMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis in the Company's 1995 Annual Report to Shareholders.

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

On September 30, 1996, the Company acquired Envoy Holdings Limited (Envoy). Envoy Systems Limited, the primary operating subsidiary of Envoy, provides call center and telebusiness solutions to help improve customer service through consulting services, software and systems integration. The acquisition was accounted for as a pooling of interests. All financial results for 1996 have been restated to reflect the acquisition. As the historical operations of Envoy were not significant to any year presented, the Company's financial statements for prior years have not been restated and the financial effect of the prior years results of operations of Envoy has been accounted for as a $468,000 increase to retained earnings in 1996.

Subsequent to September 30, 1996, the Company acquired Prospect Software, Inc., a company engaged in developing high-functionality computer-telephony integration software. The acquisition was accounted for as a pooling of interests.

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that, except for the historical information contained herein, the following discussion constitutes forward-looking statements that are dependent on certain risks and uncertainties which may cause actual results to differ materially from those expressed in these or any other forward-looking statements made by or on behalf of the Company. Such risks and uncertainties are described below, in the Company's 1995 Form 10-K and in the Company's 1995 Annual Report to Shareholders in the section titled "Management's Discussion and Analysis - Risk Factors."

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

The Company believes that changes in any of the following areas could have a material adverse affect on the Company's future financial position or results of operations: changes in the overall demand for telecommunications products; technological developments in the call transaction processing market; increased competition; actual or threatened litigation against the Company based on securities, intellectual property or other claims; risks associated with international operations; compliance with regulatory requirements; availability of necessary components and manufacturing licenses; the Company's ability to implement and improve its operational and financial systems; the Company's ability to attract and retain

                      ASPECT TELECOMMUNICATIONS CORPORATION

employees necessary to support its growth; and acquisition risks, including the Company's ability to integrate the personnel and operations of the acquired companies and retain key employees. For a more detailed description of these risks, see the section titled "Management's Discussion and Analysis - Risk Factors" in the Company's 1995 Annual Report to Shareholders.

RESULTS OF OPERATIONS

Net Revenues

Total net revenues for the third quarter of 1996 were $79 million, representing an increase of 61% over total net revenues of $49 million for the same period in 1995. Total net revenues for the first nine months of 1996 were $218 million, representing an increase of 58% over total net revenues of $138 million for the same period in 1995. Net revenues for the third quarter and first nine months of 1996 include approximately $1.0 million and $2.6 million, respectively, of revenue from Envoy, which was acquired in September 1996 and accounted for as a pooling of interests. Substantially all of the Envoy revenue is customer support revenue.

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

Within the context of the above-described sales cycle, both product and customer support revenues for the Company remain dependent upon the overall demand for telecommunications products, which has in the past, and may in the future, fluctuate significantly based on numerous factors, including capital spending practices of customers, market competition, and economic conditions in general. Given the relatively large sales prices of the Company's systems in relation to quarterly revenue levels, a limited number of systems can account for a substantial portion of product revenues in any particular quarter. Moreover, a significant percentage of system revenue continues to be derived from new customers. Revenues and the related gross product margins can be expected to fluctuate due to the mix of products sold, channel of distribution, the portion of revenues from the Federal government, the portion of systems revenues related to accounts purchasing multiple systems and the mix and level of third party product included as part of systems integration projects. Because of these and other factors, the Company could experience significant fluctuations in product and customer support revenues and operating results in future periods. While the Company believes that its products will continue to compare favorably with competitive products, competition may create downward pressure on prices, resulting in lower product margins and operating results.

Product revenues for the third quarter of 1996 were $59 million, representing an increase of 60% over product revenues of $37 million for the same period in 1995. Product revenues for the first nine months of 1996 were $164 million, representing an increase of 59% over product revenues of $103 million for the same period in 1995. The increases in product revenues for both periods were primarily attributable to increased demand for the Company's products, as both the volume of new system sales and the volume of add-ons and upgrades increased from the same periods in 1995, and the inclusion of TCS's product revenues in 1996. Average selling prices on new systems remained relatively stable across the periods.

Customer support revenues for the third quarter of 1996 were $20 million, representing an increase of 63% over customer support revenues of $12 million for the same period in 1995. Customer support revenues for

                      ASPECT TELECOMMUNICATIONS CORPORATION

the first nine months of 1996 were $55 million, representing an increase of 53% over customer support revenues of $36 million for the same period in 1995. Net revenues for the third quarter and first nine months of 1996 include approximately $0.9 million and $2.4 million, respectively, of revenue from Envoy, which was acquired in September 1996 and accounted for as a pooling of interests. The increases in customer support revenues for both periods resulted primarily from the growth of the installed base and the inclusion of TCS and Envoy customer support revenues in 1996. Customer support revenues include charges to install products at customer sites, charges for providing contractually agreed-upon ongoing system service and maintenance, which typically commences twelve months from the date a system is first installed, and other support services provided to the Company's customers. Installation revenue will generally follow product revenue fluctuations, although no installation revenue is ordinarily received for product sales to the Company's distributors. Contract support revenues are largely dependent on the renewal of customer support contracts and will be significantly affected by the growth rate of Aspect's installed base. Since most costs associated with providing customer support are fixed, quarterly fluctuations in customer support revenues can have a significant impact on the related customer support gross margin.

On July 2, 1996, the Company was awarded a contract by the United States Postal Service (USPS) for automatic call distribution systems and certain call center support services. The contract is valued at up to $20 million by the USPS and is expected to be fulfilled over several years. In July 1996, one of the Company's competitors filed a protest with the USPS against the award of the contract to the Company. On October 25, 1996, the USPS Senior Counsel for Protests and Policy issued a decision that did not disturb the award to the Company. The Company believes the USPS decision resolves the protest and the Company's ability to complete the contract, although there can be no assurance that another party will not seek further review or action regarding the contract. In addition, although the Company has begun initial deliveries under the contract, there can be no assurance that the USPS will issue orders for the remaining systems.

Gross Margin on Product Revenues

Product gross margin increased to 65.9% for the third quarter of 1996 from 64.2% for the same period in 1995. For the first nine months of 1996, product gross margin increased to 66.6% from 65.0% for the same period in 1995. The increase in product gross margins in both periods reflects the inclusion of TCS's product revenues, which typically carry higher margins than the Company's other product revenues, in 1996 and a lower proportion of revenues from sales to the Internal Revenue Service, which typically have lower than average margins. Product gross margin decreased to 65.9% for the third quarter of 1996 from 67.0% for the first half of 1996 due to higher revenues from sales to the Internal Revenue Service in the third quarter of 1996. On a forward-looking basis, the Company expects that any of the following factors could have a material impact on product gross margins in future quarterly periods: the mix of products sold; the channel of distribution; the portion of revenues from the Federal government; the portion of systems revenues related to accounts purchasing multiple systems; the mix and level of third party product included as part of systems integration projects; and other factors.

Gross Margin on Customer Support Revenues

Customer support gross margin decreased to 26.2% for the third quarter of 1996 from 31.4% for the same period in 1995. For the first nine months of 1996, customer support gross margin decreased to 27.4% from 29.7% for the same period in 1995. The decrease in customer support margins in both periods reflects customer support revenues not growing proportionately with the costs associated with providing the related services and ongoing efforts to significantly expand the customer support infrastructure, particularly in the United States. On a forward-looking basis, the Company anticipates that its customer support margins will vary from quarter to quarter due to fluctuations in customer support revenues, since most costs associated

                      ASPECT TELECOMMUNICATIONS CORPORATION

with providing customer support are fixed, and the expansion of its customer support infrastructure. In the fourth quarter of 1996, the Company plans to establish an additional domestic customer operations support center that will further increase support costs.

Research and Development Expenses

Research and development ("R&D") expenses were $9 million for the third quarter of 1996, representing an increase of 49% over R&D expenses of $6 million for the same period in 1995. R&D expenses were $24 million for the first nine months of the year, representing an increase of 45% over R&D expenses of $17 million for the same period in 1995. The increases in R&D expenses for both periods were primarily attributable to increases in labor and infrastructure costs, as well as the inclusion of TCS's R&D expenses in 1996. As a percentage of net revenues, R&D spending was 11% for both the third quarter and first nine months of 1996 compared to 12% for the same periods in 1995. The Company continues to believe that significant investment in research and development is required to remain competitive and anticipates, on a forward-looking basis, that such expenses will increase in terms of absolute dollars for 1996 as a whole, when compared to 1995, although such expenses as a percentage of net revenues may fluctuate on a quarterly basis.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $21 million for the third quarter of 1996, representing an increase of 68% over SG&A expenses of $13 million for the same period in 1995. SG&A expenses were $59 million for the first nine months of 1996, representing an increase of 68% over SG&A expenses of $35 million for the same period in 1995. The increases in SG&A expenses for both periods were primarily related to increased labor costs, the expansion of the Company's operations, the inclusion of TCS's SG&A expenses in 1996, and the amortization of intangible assets related to the TCS acquisition. As a percentage of net revenues, SG&A was 27% for both the third quarter and first nine months of 1996 compared to 26% and 25% for the same periods in 1995, respectively. SG&A expenses for the third quarter of 1996 include approximately $600,000 for transaction related expenses associated with the Envoy acquisition. The Company is currently in the process of implementing a new internal integrated business application software program and, during the second quarter of 1996, began using such software as its principal business application software for its domestic operations. There can be no assurance that complications will not arise from the software system transition, resulting in substantial, unanticipated expenses. The Company anticipates, on a forward-looking basis, that SG&A expenses will increase in terms of absolute dollars for 1996 as a whole, when compared to 1995, although such expenses as a percentage of net revenues may fluctuate on a quarterly basis.

Net Interest Income

Net interest income (interest income, net of interest expense) was $0.5 million for the third quarter of 1996, representing a decrease of 55% over net interest income of $1.1 million for the same period in 1995. Net interest income was $1 million for the first nine months of 1996, representing a decrease of 49% over net interest income of $2 million for the same period in 1995. The decreases in net interest income for both periods were primarily due to lower interest earning balances and interest expense on the note payable incurred in connection with the TCS acquisition. On a forward-looking basis, the Company anticipates that net interest income will increase in the near term as a result of the redemption of the $55 million of convertible subordinated debentures on October 15, 1996 (see "Liquidity and Capital Resources").

                      ASPECT TELECOMMUNICATIONS CORPORATION

Income Taxes

The Company's effective income tax rate was 37% for the third quarter and first nine months of 1996 and the comparable periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company's principal source of liquidity consisted of cash, cash equivalents, and short-term investments totaling $107 million, which represented 41% of total assets. The primary sources of cash during the first nine months of 1996 consisted of cash provided by operating activities of $36 million and proceeds from the issuance of common stock under various stock plans of $5 million. The primary uses of cash during the first nine months of 1996 consisted of $5 million for net purchases of short-term investments and $27 million for purchases of property and equipment, including $10.5 million for the acquisition of a 98,000 square-foot building and approximately ten acres of land.

As of September 30, 1996, the Company's outstanding borrowings consisted of $55 million of convertible subordinated debentures and a $4.5 million note payable incurred in connection with the acquisition of TCS (see Notes 7 and 2, respectively, to the Company's 1995 Consolidated Financial Statements). On October 15, 1996, the Company redeemed all $55 million of the convertible subordinated debentures in exchange for approximately 2.8 million shares of the Company's common stock.

During 1992, the Board of Directors approved a program to repurchase up to 1,500,000 shares of the Company's common stock from the open market. Through July 31, 1994, 646,000 shares had been repurchased at an aggregate price of $4,934,000 and no shares have been repurchased subsequent to such date. On October 25, 1996, the Company terminated its share repurchase program.

The Company believes, on a forward-looking basis, that its cash, cash equivalents, and short-term investments and anticipated cash flow from operations will be sufficient to meet the Company's presently anticipated cash requirements during at least the next twelve months.

                      ASPECT TELECOMMUNICATIONS CORPORATION

                           Part II: Other Information

ITEM 2. CHANGES IN SECURITIES

On September 30, 1996, the Company acquired Envoy Holdings Limited (Envoy) by issuing 105,418 shares of the Company's common stock to the shareholders of Envoy in exchange for all of the outstanding capital stock of Envoy held by the shareholders of Envoy.

On October 21, 1996, the Company acquired Prospect Software, Inc. (Prospect) by issuing 140,000 shares of the Company's common stock to the shareholders of Prospect following the merger of a wholly-owned subsidiary of the Company with and into Prospect.

The sales of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the Act), in reliance on Section 4(2) of the Act as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were attached to the share certificates issued in such transactions. All recipients had adequate access to information about the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

Exhibit 11.1        Statement re: Computation of Earnings Per Share

Exhibit 27          Financial Data Schedule

B. REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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

                             Aspect Telecommunications Corporation
                                           (Registrant)

Date:  November 13, 1996

                             By

                             /s/ Eric J. Keller
                             ---------------------------------------------------
                             Eric J. Keller
                             Vice President, Finance and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------

   11.1                         Statement re: Computation of Earnings per Share

   27                           Financial Data Schedule