Form 10-K405
period 1996-12-31
ASPECT TELECOMMUNICATIONS CORP
filed 1997-03-28
CIK 779390

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K
(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                 For the fiscal year ended December 31, 1996 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 1997, was $912,344,136 based upon the last sale price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13G's filed by such persons) to beneficially own more than 5% of the Registrant's Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of March 3, 1997 was 48,943,475.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Shareholders and Proxy Statement for the Annual Meeting of Shareholders of Aspect Telecommunications Corporation ("the Proxy Statement") scheduled to be held on April 29, 1997, are incorporated by reference in Parts I, II, III, and IV of the Report on Form 10-K.

                      ASPECT TELECOMMUNICATIONS CORPORATION

PART I


ITEM 1.  BUSINESS

Aspect Telecommunications Corporation (the Company) is a global provider of comprehensive business solutions for companies with mission-critical call centers that exist to generate revenue, service customers, and handle inquiries. The Company's products include automatic call distributors, interactive response systems, management information and reporting tools, computer-telephony integration (CTI) technology, and call center planning and forecasting packages. The Company also provides services vital to call center environments, including business applications consulting, systems integration, and training.

In 1996, the Company completed two acquisitions: Envoy Holdings Limited (Envoy) on September 30, 1996 and Prospect Software, Inc. (Prospect) on October 21, 1996. Envoy provides call center and telebusiness solutions designed to improve customer service through consulting services, software, and systems integration. Prospect is a provider of application development tools for building connectivity to a variety of call center systems and network-based computer applications. Both acquisitions were accounted for as pooling of interests and all financial results for 1996 reflect the acquisitions. As the historical operations of Envoy and Prospect were not significant to any year presented, the Company's financial statements for prior years have not been restated and the financial effects of the prior years' results of operations for both acquired companies have been accounted for as increases to retained earnings in 1996.

On October 31, 1995, the Company acquired TCS Management Group, Inc. (TCS), a company engaged in the business of designing, marketing, and supporting software that automates the tasks associated with managing the workforce in a call center. The acquisition was accounted for as a purchase and the operating results of TCS have been included in the consolidated statements of income since the date of acquisition.

On December 20, 1996, the Company announced that its Board of Directors approved a two-for-one stock split effective January 28, 1997 for shareholders of record as of January 6, 1997. All share and per share amounts and share prices in this Annual Report on Form 10-K reflect the stock split.

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that, except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions, or future strategies, which are dependent on certain risks and uncertainties which may cause actual results to differ materially from those expressed in these or any other forward-looking statements made by or on behalf of the Company. Such risks and uncertainties are described below and in the section titled "Risk Factors" in the 1996 Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K.

As noted above, the Company has acquired three companies since October 1995:
TCS, Envoy, and Prospect. During the same period, the Company made minority equity investments in companies with products, services, or technologies that potentially complement Aspect's business. In the future, the Company may make further strategic acquisitions and investments or enter into joint ventures or strategic alliances with other companies. Such transactions entail numerous risks, including the following: inability to successfully integrate such companies' personnel and businesses; inability to realize anticipated synergies, economies of scale, or other value associated with such transactions; diversion of management's attention and disruption of the Company's ongoing business; inability to retain key technical and managerial personnel; inability to establish and maintain uniform standards, controls, procedures, and policies; and impairment of relationships with employees and customers as a result of the integration of new personnel. In addition, future acquisitions or investments by the Company may result in the issuance of additional equity or debt securities, significant one-time write-offs, and the creation of goodwill or other

                      ASPECT TELECOMMUNICATIONS CORPORATION

intangible assets. Failure to avoid these or other risks associated with such business combinations, investments, joint ventures, or strategic alliances could have a material adverse effect on the Company's business, operating results, and financial condition.

The Company has experienced a period of rapid growth that has placed a significant strain on the Company's managerial and operational resources. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train, and manage its employee base. For example, the Company recently implemented, and in the future may implement additional versions of, a new internal integrated business application software system. There can be no assurance that complications will not arise from this software system transition, resulting in substantial unanticipated expenses. An additional challenge created by the Company's rapid growth is in hiring, assimilating, training, and retaining a large number of employees in a labor market characterized by a high demand for and limited supply of qualified people. In addition, the Company must carefully maintain inventories at levels consistent with product demand and the requirements of new product introductions. Inaccuracies in demand forecasts could quickly result in either insufficient or excessive inventories and obsolescence expense.

INDUSTRY BACKGROUND

Many companies recognize that excellent customer service can be employed as a competitive advantage to differentiate their firms from competitors and gain market share. As a result, customer service has received greater prominence and resources in a wide variety of manufacturing and service industries. In addition to seeking improved overall responsiveness to customer needs, certain companies have recognized the benefits of market segmentation by introducing premium service marketing programs, which provide a prioritized level of service for their most valued customers.

In many cases, companies attempt to differentiate themselves from their competitors by providing superior customer service by telephone. The opportunity for conducting business over the telephone has risen in recent years, reflecting telecommunications deregulation which has reduced the cost of using the telephone as a business tool. Many companies have established telephone sales and support centers staffed with employees who handle the thousands of calls that may be received each day.

This demand for handling customer transactions by telephone has created a market for intelligent call control and management systems that process large volumes of transactions. Aspect has coined the term "call transaction processing" to describe the market for these application-specific telecommunications systems and to distinguish it from the more established markets of general connectivity (such as private branch exchange, or PBX, and key systems) and office automation telecommunications products (such as facsimile machines and voice messaging systems). The Company believes that the call transaction processing market is characterized by mission-critical applications and value-oriented relationships between vendors and customers.

Increased emphasis on customer service by a wide variety of manufacturing and service companies has led to a growing number of call transaction processing applications in such diverse industries as computer software and systems, financial services, insurance, travel and entertainment, retail catalog sales, office products, consumer products, public utilities, publishing and health care.

The Company's primary product, the Aspect CallCenter(R) system, is an automatic call distributor, or ACD, designed specifically for call transaction processing applications. The Aspect CallCenter system is designed to provide benefits in four key areas: intelligent call management, staff productivity, management information, and system availability.

INTELLIGENT CALL MANAGEMENT

                      ASPECT TELECOMMUNICATIONS CORPORATION

Aspect's approach offers intelligent call management designed to allow system managers to attain desired service levels by utilizing advanced system features rather than by adding telephone lines and staff. This is accomplished through the application of call processing, voice processing, and data processing capabilities of the Aspect CallCenter system. The Company has implemented an advanced software approach to process incoming calls according to a predetermined set of procedures. The Aspect CallCenter can support a peak call rate of 100,000 call completions per hour and a sustained rate of 50,000 call completions per hour.

The Company believes that the Aspect CallCenter offers highly flexible call processing and voice processing capabilities. The ability to dynamically change the routing of calls based on current conditions (for example, longest call waiting) or the combining of agent groups into supergroups are designed to ensure that calls are handled efficiently. In addition, the Company believes that its implementation of voice processing capabilities such as recording and queuing call-back requests from callers are superior to those of competitors. The Aspect CallCenter delivers these integrated capabilities while continuing to provide detailed records and management information.

An important element in the Company's delivery of call transaction processing is the optional Application Bridge(R). This capability allows the Aspect CallCenter system to communicate in real time directly with any of a variety of customer data processing systems using CTI technology so that these customers can use their existing databases to control the handling of telephone calls in inbound call centers. Synchronized screen management is designed to improve the coordination of an agent's call handling, reduce holding time, and thus provide cost savings. Approximately two-thirds of Aspect CallCenter systems shipped include the Application Bridge option for CTI applications.

In addition, Prospect develops and markets CTI software designed to enable rapid development of CTI applications, including screen synchronization ("screen pop"), coordinated voice and data transfer, and intelligent routing. In typical call centers, such applications are designed to provide enhanced agent productivity and improved customer service.

STAFF PRODUCTIVITY

In addition to intelligent call management, the Aspect CallCenter system offers features designed to assist employees and increase productivity at the customer's telephone sales or support center. These features are implemented in part through the Aspect TeleSet(R), a special-purpose telephone set used by staff members to answer or place calls, and through the Aspect TeleCaster(R), a wall-mounted visual display providing at-a-glance system or group status information. In addition, the Aspect WinSet(TM) for Windows brings the power of the Aspect TeleSet into the PC and allows call centers to utilize agents in remote locations.

In addition, TCS develops and markets software designed to enhance agent productivity and resource allocation through forecasting, scheduling, and tracking modules.

MANAGEMENT INFORMATION

The Aspect CallCenter system offers several management information features, including summary and detailed views of calling volumes, call handling efficiencies, trends and other information about each business application. Such information is also available through a graphical custom reporting capability that allows customers to manipulate call center data in a spreadsheet environment. In addition, the CustomView(R) family of desktop applications provides real-time views for call center operations management and strategic reports for call center and enterprise business decisions.

SYSTEM AVAILABILITY

The Aspect CallCenter system contains a number of features designed to achieve high system availability or uptime, such as common control redundancy, which reduces the risk of downtime due to component failure. Available with

                      ASPECT TELECOMMUNICATIONS CORPORATION

all redundant Aspect CallCenter systems is Continuous Performance Manager, which is designed to ensure that no connected calls are dropped when either the backup controller assumes system operation or when the system operation is returned to the primary controller. Each Aspect CallCenter system is equipped with a modem and software that enable the Company's support center to connect directly with a customer site, designed to result in the early detection of potential problems and reduction of repair time. In addition, trunk bypass capabilities support direct connection of incoming trunks to the Aspect TeleSet.

PRODUCTS

The Company's primary product, the Aspect CallCenter system, is an automatic call distributor, or ACD, designed specifically for call transaction processing applications. The specific needs of each of the Company's customers are met by selecting a basic system from one of nine standard models and then adding the appropriate interface cards and related equipment. If the customer's application requires a data connection to its data processing system, the Application Bridge option may be added. Other options may be added, such as the hardware and software to receive calling number Automatic Number Identification, or ANI, from the public telephone network or software packages to forecast staffing needs or to customize reports.

Other products include a variety of interface cards, the Aspect TeleSet, the Aspect TeleCaster, Remote StaffCenter(TM), Application Bridge, EnterpriseAccess, Agility(TM), Network InterQueue(TM), Aspect WinSet for Windows, and a family of PC client applications - CustomView Producer, CustomView Director, CustomView Editor, CustomView ReportWriter and CustomView ReportRunner.

Interface cards are employed to enhance the general connectivity for both analog and digital connections to Aspect TeleSets. Integrated Services Digital Network, or ISDN, and the international equivalents, handle the signaling, control, and transmission of telephone calls and data over a single telephone line, and offer other features, including ANI, that can enhance the efficiency and effectiveness with which data is collected and used.

The Aspect TeleSet, a high-performance telephone instrument, allows an individual staff person to handle hundreds of telephone calls per day. Supervisory workstations and system management consoles are available. The Aspect TeleCaster wall-mounted visual display broadcasts current performance information to telephone support staff.

The Remote StaffCenter extends the physical connection to Aspect TeleSets and supports remote clusters of agents and supervisors, providing customers with greater organizational flexibility.

The Application Bridge combines communications hardware and software to allow the Aspect CallCenter system to communicate in real time directly with a company's data processing systems. Optional packages are available to allow Application Bridge to interface with industry-standard minicomputer and mainframe computing environments.

EnterpriseAccess uses an SQL-based client/server model for real-time and historical data access. The server technologies are RealTime Bridge and DataBase Bridge. RealTime Bridge provides enterprise-wide access to information about events in progress in the Aspect CallCenter. DataBase Bridge provides enterprise-wide access to historical information stored in the relational database of the Aspect CallCenter.

Agility automates call center transactions and processes by complementing call center agents with software agent technology. Agility is designed to broaden the role call centers play inside the corporation and expand the ways in which companies may interact with their customers by giving customers broader options for accessing a variety of company resources and easier access to information that resides on corporate networks. By integrating within the Aspect CallCenter, Agility leverages the call center and data infrastructure that is already in place with software agents called ActionAgents(TM). ActionAgents are software resources that automatically execute a variety of tasks and interface intelligently with a wide range of devices, including telephones, fax machines, electronic mail, Aspect TeleSets, computer applications, databases, and other telecommunications systems.

                      ASPECT TELECOMMUNICATIONS CORPORATION

Network InterQueue is designed to allow multiple Aspect CallCenters in different geographic locations to be networked and operated as a single site. This system is designed for companies who have distributed their call centers to take advantage of the benefits different locations offer. With Network InterQueue, customers can simultaneously queue a single incoming call on a number of Aspect CallCenters, agent groups, and supergroups, as well as at the originating call center. Because callers can be routed to the first available agent across multiple sites and agent groups, geographically dispersed resources can be applied to meet sales and customer service goals.

Aspect WinSet for Windows is a telephony-empowered personal computer application designed to increase agent productivity and to deliver Anywhere Agent capabilities. Aspect WinSet merges telephony and PC functions onto a single platform, eliminating the need for agents to move between their telephone and PC to take calls, handle business transactions, view information, communicate with their supervisors, and work with other business applications. Aspect WinSet is also designed to enable companies to tap into previously inaccessible labor pools, including part-time workers, disabled workers, and telecommuters by locating agents and supervisors at remote sites. This Anywhere Agent capability provides a powerful solution for linking small branch offices and dispersed sites within campus environments to the Aspect CallCenter.

The CustomView PC family of client applications, based on Microsoft Windows, lets users access call data collected on the Aspect CallCenter to create customized, full-color graphical and tabular reports of real-time and historical information.

TCS products include the TeleCenter system, which is designed to enhance agent resource allocation and productivity. The TeleCenter system includes modules for forecasting, scheduling, and tracking agent resources. It also includes agent productivity, real-time adherence, and networking modules which connect to call centers.

In 1996, the Company established the Aspect Consulting and Systems Integration (C&SI) business unit and acquired a leading London-based C&SI operation, Envoy Holdings Limited. Aspect's C&SI revenues are dependent on the Company's ability to obtain contracts for suitable projects and successfully complete these projects. During 1996, the Company also established a new software business unit in the rapidly expanding field of call center CTI technology and acquired Prospect Software, Inc., a leading supplier of CTI middleware. For further information on the Envoy Holdings Limited and Prospect Software, Inc. acquisitions and the related acquisition risks, see Part I, Item 1. "Business."

Prospect products include CTI Server software and CTI Application Development Tools. CTI Server software delivers the CTI/ACD connectivity and message routing necessary to support a variety of LAN- or WAN-based CTI applications. It supports multiple ACD types within a multiplatform client/server environment. The CTI Application Development Tools include tools used to develop CTI client applications.

SALES AND MARKETING

The Company sells its systems on a direct basis in major metropolitan markets in the United States and through its subsidiaries in the United Kingdom, the Netherlands, Germany and Belgium. In addition, the Company has an agreement under which PTT Telecom sells, installs, and supports Aspect CallCenter systems throughout the Netherlands. Siemens AG Private Communication Systems ("Siemens") has a non-exclusive agreement with the Company for distribution in Germany and certain other locations. Norstan, Inc., distributes the Company's products in 11 midwestern and western states in the United States and throughout Canada.

The Company is currently investing, and plans to continue to invest, significant resources to expand its domestic and international direct sales force and develop distribution relationships with certain third-party distributors. Any failure by the Company to maintain or expand its direct sales force or other distribution channels would materially adversely affect the Company's business, operating results, and financial condition.

                      ASPECT TELECOMMUNICATIONS CORPORATION

The Company currently operates in several international markets and anticipates entering additional markets in the future. The financial resources required to enter a new international market may vary substantially among markets based upon, among other factors, the market's regulatory environment, the Company's expansion strategy in the market, and the level of acceptance of the Company's products in that market. Many countries require multiple governmental approvals prior to allowing a new entrant into the market. The cost and timing of these approvals, which may require the Company to modify its products, are often subject to considerable uncertainty and could result in longer lead times than initially anticipated. The Company's international operations are subject to additional risks, including exchange rate fluctuations; delays in telecommunications deregulation; difficulties in staffing and managing foreign subsidiary operations; political and economic instability; potentially negative tax consequences; and foreign and domestic trade legislation, which could result in the creation of trade barriers such as tariffs, duties, quotas, and other restrictions. Failure to successfully enter certain international markets on a timely basis could impair the Company's competitive position in such markets and prevent the Company from obtaining the scale advantages of global competitors.

The Company's customers generally purchase the Aspect CallCenter system outright or place the system on a third-party full-payout lease. Aspect's standard terms of payment, regardless of whether the customer is using a third-party lease, include a deposit at the time of placing the order, a progress payment at delivery, and a final payment after installation.

The Company generally recognizes revenue from the sale of systems upon installation at the customer site; revenues from add-ons, upgrades, software licenses, and sales to distributors are generally recognized upon shipment to the customer or distributor.

The Company's revenues, gross margins, and operating results may fluctuate significantly from quarter to quarter for many reasons including, without limitation, the following: (1) given the relatively large sales prices of the Company's systems in relation to quarterly revenue levels, a limited number of systems can account for a significant portion of product revenues in any particular quarter; (2) a significant percentage of product revenues continues to be derived from new customers; (3) the portion of product revenues related to accounts purchasing multiple systems may fluctuate; (4) the mix of products and services sold and channels of distribution may fluctuate; (5) operating results of newly acquired subsidiaries may fluctuate; and (6) the Company's newly established business units (e.g., C&SI and CTI) may require substantial investments, while revenues from such business units may be difficult to predict.

The Company's products typically represent substantial capital commitments by Aspect's customers involving a long sales cycle and, as a result, customer purchase decisions have been, and in the future may be, significantly affected by a variety of factors including, without limitation, the following: general economic conditions; world political events; trends in capital spending, particularly for telecommunications products; market competition and the availability or announcement of alternative technologies; and the degree to which call transaction processing is mission critical for customers. Reduced demand for the Company's products could have a material adverse effect on the Company's business, operating results, and financial condition.

The average selling price for the Aspect CallCenter system is approximately $400,000, and prices range from approximately $100,000 to approximately $2.5 million for fully configured systems, depending on system size and optional features.

PRODUCT SUPPORT

The Company installs, maintains and supports systems sold directly in the United States with the Company's own full-time employees or qualified third parties in selected cities. Although the Company anticipates that some customers may elect to maintain their own systems in the future, substantially all direct U.S. customers currently have support contracts with the Company. The Company subcontracts some field support for certain of the

                      ASPECT TELECOMMUNICATIONS CORPORATION

Company's customers to Norstan and other third parties in several U.S. cities. The Company expects to expand support coverage to additional cities, primarily through the addition of direct field support employees. In international markets, customers receive support directly from Aspect, from distributors or from certain third parties. The Company has established Customer Operations Support Centers based in San Jose, California; Atlanta, Georgia; London, England; and Amsterdam, The Netherlands.

The purchase price of a system typically includes an initial 12-month support and warranty period (warranty only in international markets), which begins at the installation date. Subsequent support (initial support in international markets) is provided to the Company's direct customers under a contractual support agreement, and pricing for such support is typically defined in a support schedule signed at the time the purchase order is executed.

PRODUCT DEVELOPMENT

The Company has a continuing program of product development directed toward the enhancement of existing products based upon current and anticipated customer needs. The Company's research and product development efforts also emphasize introduction of new products to broaden the Company's product line and to reach a larger segment of the call transaction processing market. During 1996, 1995, and 1994 the Company invested approximately $34,600,000, $25,300,000, and $15,800,000, respectively, in research and development. The Company believes that a significant commitment of financial resources and talent will be necessary to maintain and increase its competitive position in the years ahead, and expects to increase its total spending for research and development in 1997. The Company employed approximately 220 persons in various product development capacities as of December 31, 1996.

The Company believes that a significant competitive benefit in its current and future products is provided through applications software. In addition, the Company has adopted a policy of licensing general purpose software, such as operating systems, relational databases, application-specific software, and electronic workforce technology, and therefore is able to focus its own software development on call transaction processing applications. The Company works closely with its vendors to achieve functional integration between purchased subsystems and internally developed software and hardware.

Due to the complexity and sophistication of the Company's software products, the Company's products from time to time contain defects that can be difficult to correct. There can be no assurance that software defects will not cause delays in product introductions and shipments, result in increased costs, require design modifications, or impair customer satisfaction with the Company's products. Any such event could materially adversely affect the Company's business, operating results, and financial condition.

The Company's products are subject to various regulations that require, among other things, that the Company's products meet certain radio frequency emission standards, be compatible with the public telephone networks, and conform to certain safety and other standards. Sales of products that fail to comply with these regulations may be prohibited by regulatory authorities until appropriate modifications are made. There can be no assurance that the Company will be successful in obtaining or maintaining the necessary regulatory approvals for its products, and its failure to do so could have a material adverse effect on the Company's business, operating results, and financial condition.

MANUFACTURING

The Company's manufacturing operations consist primarily of final assembly and test of materials, components, subassemblies and systems, together with related quality management processes. The Company presently uses third parties to perform various levels of product assembly. The Company believes that its approach to system design has allowed flexibility in the manufacturing process and has allowed the Company to satisfy a wide variety of customer configuration requirements, while achieving high quality and reasonable lead times. To date, customer returns of the Company's products have not been material.

                      ASPECT TELECOMMUNICATIONS CORPORATION

The Company orders materials with differing lead times, generally 30 to 120 days ahead of required date of delivery to the Company. Because this is a longer timeframe than the average customer order to shipment cycle, the Company acquires materials and builds standard assemblies based on forecasted production requirements. Upon receipt of firm orders from customers, the Company assembles fully-configured systems and subjects them to a number of tests before shipment. The Company's manufacturing procedures are designed to assure rapid response to customer orders, but create a risk of excess or inadequate inventory when orders do not match forecasts.

Although the Company primarily uses standard parts and components in its products, certain components, including certain central processing units, other integrated circuits, and circuit cards, are presently available only from a single source or from limited sources of supply. The inability of the Company to develop alternative sources if and as required in the future, or to obtain sufficient sole or limited source components as required, could have a material adverse effect on the Company's business, operating results, and financial condition. In addition, there can be no assurance that manufacturers of component parts used by the Company will not modify their products in a manner incompatible with the Company's use of such products.

The Company currently manufactures certain components incorporated into its products pursuant to engineering and manufacturing licenses from third parties. The Company depends upon the licensors' abilities to provide certain technical support and cooperation in optimizing the Company's use of the licensed technologies. Should any of the licensors become unable to provide such technical support, the Company would have to develop internal capabilities or otherwise locate alternative technical support. This in turn could adversely affect the Company's ability to complete timely shipments during the transition. If, due to a breach of a license agreement or otherwise, the Company becomes unable to continue to utilize the applicable licensed technology, the Company's business, operating results, and financial condition could be materially adversely affected.

COMPETITION

The Company believes the market for its products is highly competitive and that competition is likely to intensify. The Company's principal competitors currently include companies that market automatic call distributor (ACD) systems and companies that market private branch exchange systems that include ACD features. The Company's current competitors include, but are not limited to, Lucent Technologies Inc. (previously a unit of AT&T Corp.); Northern Telecom Limited (Nortel); Siemens Business Communication Systems, Inc.; Rockwell International Corporation; Alcatel Alsthom; L.M. Ericsson; and N.V. Philips. The Company anticipates that the regional Bell operating companies and other telephone operating companies could market ACD functionality through equipment located in the telephone operating company's central office rather than on customers' premises. Additional potential competitors include companies with technologies capable of providing mission-critical call transaction processing capabilities, including participants in the problem tracking and resolution client/server software market, pre-network routing companies, and a wide variety of CTI software companies. As the hardware requirements for a traditional call center diminish due to the emergence of the Internet, local area networks, and other factors, other companies may obtain a significant position in the call transaction processing market.

Many of Aspect's current competitors have longer operating histories; considerably greater financial, technical, sales, and marketing resources; and larger installed customer bases than Aspect. Moreover, Lucent Technologies, the largest provider of call center products and services, may emerge as a more focused, aggressive competitor following its recent divestiture from AT&T. Consequently, the Company expects to encounter substantial competition from these and other companies, as well as from new market entrants and emerging technologies. Intensified price-based competition or changes in the Company's price structure could result in lower prices and lower margins for Aspect's products, which could materially adversely affect the Company's business, operating results, and financial condition.

Sales and installations of new Aspect CallCenter systems, the Company's principal product, account for a substantial portion of net revenues. Any factor adversely affecting the market for the Aspect CallCenter system or

                      ASPECT TELECOMMUNICATIONS CORPORATION

the failure of any Aspect product to meet customer requirements, including system performance, system availability, or other requirements, could have a material adverse effect on the Company's business, operating results, and financial condition.

The market for Aspect's products is subject to rapid technological change and new product introductions. Current competitors or new market entrants may develop new, proprietary products with features that could adversely affect the competitive position of the Company's products. There can be no assurance that the Company will be successful in accurately anticipating market demand for products being developed; in developing, manufacturing, and marketing new products; or in enhancing its existing products.

INTELLECTUAL PROPERTY; LITIGATION

The Company's success depends in part upon its internally developed technology. While the Company relies on patent, trademark, trade secret, and copyright law to protect its technology, the Company believes that the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition, and product reliability are more essential to establishing and maintaining a technology leadership position. The Company generally enters into confidentiality or license agreements with its employees, consultants, and vendors, and generally controls access to and distribution of its software, documentation, and other proprietary information. Despite these precautions, unauthorized third parties may attempt to copy or otherwise obtain and use the Company's technology. In addition, third parties may develop similar technology independently.

The Company maintains as proprietary the software that is delivered to its customers. Under certain circumstances, a limited number of the Company's customers have been granted licenses to use certain of the Company's proprietary rights, primarily to ensure the continued maintenance and supply of certain of the Company's products.

The Company holds licenses from multiple third parties regarding engineering and manufacturing rights to certain technology that the Company incorporates in its products. Certain of these technology license rights expire at various dates through 2007. The Company has also entered into standard commercial license agreements with several suppliers of operating systems, data bases and other software used for development and implementation of the Company's products. These licenses are ongoing and generally involve the payment of royalties based on the volume of systems the Company ships over periods of time.

The segment of the telecommunications market that includes the Company's products has been characterized by extensive litigation regarding patents and other intellectual property rights. As is common in the telecommunications industry, the Company has been in the past and may in the future be notified of claims that its products or services are subject to patents or other proprietary rights of other parties. Although the Company attempts to ensure that its products and processes do not infringe such third-party patents or proprietary rights, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. Periodically, the Company negotiates with third parties to establish patent license or cross-license agreements, and the Company is currently in such negotiations. While the Company cannot predict the outcome of the current negotiations, and to date such negotiations have not resulted in any license or cross-license agreements, based on discussions to date the Company does not expect that any such agreement would have a material adverse effect on the Company's financial condition. The Company intends to resolve intellectual property disputes through licensing arrangements, when appropriate and on terms it believes to be commercially reasonable. There can, however, be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Moreover, license agreements with third parties may not include all intellectual property rights that may be issued to or owned by the licensors, and thus future disputes with these companies are possible. Furthermore, litigation, regardless of outcome, could result in substantial cost to and diversion of effort by the Company. Any future litigation, as well as any future interference proceedings that may be declared by the United States Patent and Trademark Office to determine the priority of inventions, could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. Accordingly, an adverse determination in a judicial or administrative proceeding, or failure to obtain necessary licenses, could prevent the Company from manufacturing and selling certain of its products, which would have a material adverse effect on the Company's business, operating results, and financial condition.

On March 5, 1997, Lucent Technologies, Inc. ("Lucent") brought a patent infringement action against the Company in the United States District Court for the Eastern District of Pennsylvania, alleging infringement by the Company of four of Lucent's patents (the "Lucent Patents"). In its complaint, Lucent is seeking to enjoin the Company from

                      ASPECT TELECOMMUNICATIONS CORPORATION

allegedly continuing to infringe the Lucent Patents and is seeking an unspecified amount of compensatory damages, treble damages for alleged willful infringement, and interest, expenses and attorneys' fees. The Company will file a response in the near future and intends to vigorously contest the action. The Company believes, based on its investigations to date, that it does not infringe any valid claims of the Lucent Patents. While litigation is inherently uncertain, the Company believes that the ultimate resolution of this action will not have a material adverse effect on the Company's financial condition.

In the future, the Company could become involved in other types of litigation, such as shareholder lawsuits for alleged violations of securities laws, claims asserted by current or former employees, and product liability claims. Any litigation in which the Company is involved, regardless of merit, source, or outcome, could result in substantial cost to and diversion of effort by the Company, which could have a material adverse effect on the Company's business, operating results, and financial condition.

In addition, the Company is subject to legal proceedings and claims that arise in the normal course of business. The Company does not expect that any such proceedings or claims would have a material adverse effect on the Company's business, operating results, and financial condition.

EMPLOYEES

As of December 31, 1996, the Company employed approximately 1,330 full-time employees. None of the Company's employees is represented by a collective bargaining unit. The Company believes that its employee relations are good, and has never experienced any work stoppages. Most of the Company's full-time employees have to date been offered the opportunity to participate in the Company's 1989 and/or 1996 stock option plans and 1990 Employee Stock Purchase Plan.

The Company depends upon certain key management and technical personnel, the loss of whom could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's future success will depend in part upon its ability to attract and retain highly qualified personnel, broaden and diversify its management team, and ensure successful management transition.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to the executive officers of the Company, and their ages as of March 3, 1997:

          Name                     Age                        Position
          ----                     ---                        --------
James R. Carreker                  50          Chairman and Chief Executive Officer

Dennis L. Haar                     41          President and Chief Operating Officer

Robert A. Blatt                    36          Vice President, Worldwide Products

Shelley C. Brown                   44          Vice President, People Programs and Services

Kathleen M. Cruz                   47          Vice President, Information Technology and Chief Information
                                               Officer

Robert D. Drescher                 39          Vice President, Worldwide Marketing

Eric J. Keller                     44          Vice President, Finance and Chief Financial Officer

John D. Meyers                     51          Principal Engineer, Product Technology and Chief Technical Officer

Larry S. Miller                    38          Vice President, North America

                      ASPECT TELECOMMUNICATIONS CORPORATION


R. Dixon Speas, Jr.                50          Vice President, International

David M. Yoffie                    37          Vice President, Worldwide Operations

Executive officers serve at the election of the Board of Directors of the Company. There are no family relationships among any directors or executive officers of the Company.

Mr. Carreker, a founder of the Company, has served as Chief Executive Officer and as a director of the Company since its inception in August 1985. He has served as Chairman of the Company's Board of Directors since October 1995 and was President of the Company between August 1985 and October 1995. Since January 1997, Mr. Carreker has also served as a director of Herman Miller, Inc., a company that manufactures and sells office systems products and services.

Mr. Haar has been employed by the Company since 1987 and has served as an executive officer since 1989. Mr. Haar currently holds the position of President and Chief Operating Officer and has previously served as the executive leading the functions of North America, Product Development, Marketing and Sales Development.

Mr. Blatt has been employed by the Company since 1986, and has served as an executive officer of the Company since 1994. He currently holds the position of Vice President, Worldwide Products. Prior to becoming an executive of the Company, Mr. Blatt was a Product Development manager. Prior to joining the Company, Mr. Blatt was an engineer for New York Telephone.

Ms. Brown has been employed by the Company since 1989, and has served as an executive officer since 1990. Ms. Brown currently holds the position of Vice President, People Programs and Services. Prior to joining the Company, Ms. Brown was a Personnel Manager with Hewlett-Packard Company.

Ms. Cruz has been employed by the Company since June 1996, and has served as an executive officer since that time. Ms. Cruz currently holds the position of Vice President, Information Technology and Chief Information Officer. Prior to joining the Company, Ms. Cruz served as Vice President, MIS and Chief Information Officer at Verifone, Inc., a global provider of secure payment solutions, from January 1994 to May 1996, and Director, Information Services at Textainer, Inc., a container leasing company, from January 1992 to December 1993.

Mr. Drescher has been employed by the Company since 1994, and has served as an executive officer since that time. Mr. Drescher currently holds the position of Vice President, Worldwide Marketing. Prior to joining the Company, Mr. Drescher worked as Director of Marketing for VeriFone, Inc., a global provider of secure payment solutions, from January 1993 to December 1994, and Vice President of Marketing for Microlog Corporation, a provider of voice-response systems, from January 1990 to January 1993.

Mr. Keller has been employed by the Company since January 1996, and has served as an executive officer since that time. Mr. Keller currently holds the position of Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Keller served as Vice President and Chief Financial Officer of Ventritex, Inc., a manufacturer of implantable devices, from June 1993 to January 1996, and previously held a similar position with Dionex Corporation, a manufacturer of scientific instruments, from December 1985 to June 1993.

Mr. Meyers, a founder of the Company, has been employed by the Company since 1985, and has served as an executive officer since that time. Mr. Meyers currently holds the position of Principal Engineer, Product Technology and Chief Technical Officer.

Mr. Miller has been employed by the Company since January 1995, and has served as an executive officer since July 1995. Mr. Miller currently holds the position of Vice President, North America and has previously served as Vice President, Worldwide Operations and Director of Channel Support. Prior to joining the Company, Mr. Miller

                      ASPECT TELECOMMUNICATIONS CORPORATION

served in various positions at IBM from September 1977 to January 1995, most recently as a business unit executive for IBM's Marketing and Services Organization.

Mr. Speas has been employed by the Company since 1989, and has served as an executive officer since that time. Mr. Speas currently holds the position of Vice President, International and has previously served as the executive leading the functions of Customer Operations, Manufacturing and Product Development. Prior to joining the Company, Mr. Speas was Director of Field Operations at ROLM Corporation.

Mr. Yoffie has been employed by the Company since March 1996, and has served as an executive officer since that time. Mr. Yoffie currently holds the position of Vice President, Worldwide Operations. Prior to joining the Company, Mr. Yoffie served as Sr. Vice President, Operations at AG Associates, Inc., a semiconductor equipment manufacturer, from July 1993 to May 1996, and Vice President, Operations at Global Village Communications, Inc., a provider of communications products for personal computers, from August 1991 to December 1992.


ITEM 2.  PROPERTIES

Aspect's headquarters facility is comprised of four office and manufacturing buildings, totaling approximately 290,000 square feet, in San Jose, California. The Company owns one of the buildings which is approximately 100,000 square feet on 10 acres of land and occupies the remaining buildings totaling approximately 190,000 square feet under coterminous leases expiring in 2001, with options for five-year extensions. Aspect also has several facilities to support its European operations. The main UK operation is located near London in a facility totaling approximately 24,000 square feet which is leased under a long-term agreement. In addition, other European facilities are located in Amsterdam, The Netherlands and Frankfurt, Germany. Aspect also occupies several U.S. regional centers for sales and support totaling approximately 48,000 square feet under leases expiring through 2001. TCS occupies approximately 55,000 square feet in a facility located near Nashville, Tennessee that is leased through 2006. Other North America and international sales and support functions operate from various leased multi-tenant offices nationwide.

The Company believes its existing facilities are adequate to meet current requirements and that suitable additional or alternative space will be available as needed on commercially reasonable terms. See Note 10 of "Notes to Consolidated Financial Statements," incorporated by reference from the 1996 Annual Report to Shareholders. As noted above, Aspect's headquarters facility is located in San Jose, California. In the event of a natural disaster, such as an earthquake or flood, the Company could experience a business interruption that would have a material adverse effect on the Company's business, operating results, and financial condition.


ITEM 3.  LEGAL PROCEEDINGS

The segment of the telecommunications market that includes the Company's products has been characterized by extensive litigation regarding patents and other intellectual property rights. As is common in the telecommunications industry, the Company has been in the past and may in the future be notified of claims that its products or services are subject to patents or other proprietary rights of other parties. Although the Company attempts to ensure that its products and processes do not infringe such third-party patents or proprietary rights, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. Periodically, the Company negotiates with third parties to establish patent license or cross-license agreements, and the Company is currently in such negotiations. While the Company cannot predict the outcome of the current negotiations, and to date such negotiations have not resulted in any license or cross-license agreements, based on discussions to date the Company does not expect that any such agreement would have a material adverse effect on the Company's financial condition. The Company intends to resolve intellectual property disputes through licensing arrangements, when appropriate and on terms it believes to be commercially reasonable. There can, however, be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Moreover, license agreements with third parties may not include all intellectual property rights that may be issued to or owned by the licensors, and thus future disputes with these companies are possible. Furthermore, litigation, regardless of outcome, could result in substantial cost to and diversion of effort by the Company. Any future litigation, as well as any future interference proceedings that may be declared by the United States Patent and Trademark Office to determine the priority of inventions, could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management

                      ASPECT TELECOMMUNICATIONS CORPORATION

personnel. Accordingly, an adverse determination in a judicial or administrative proceeding, or failure to obtain necessary licenses, could prevent the Company from manufacturing and selling certain of its products, which would have a material adverse effect on the Company's business, operating results, and financial condition.

On March 5, 1997, Lucent Technologies, Inc. ("Lucent") brought a patent infringement action against the Company in the United States District Court for the Eastern District of Pennsylvania, alleging infringement by the Company of four of Lucent's patents (the "Lucent Patents"). In its complaint, Lucent is seeking to enjoin the Company from allegedly continuing to infringe the Lucent Patents and is seeking an unspecified amount of compensatory damages, treble damages for alleged willful infringement, and interest, expenses and attorneys' fees. The Company will file a response in the near future and intends to vigorously contest the action. The Company believes, based on its investigations to date, that it does not infringe any valid claims of the Lucent Patents. While litigation is inherently uncertain, the Company believes that the ultimate resolution of this action will not have a material adverse effect on the Company's financial condition.

In the future, the Company could become involved in other types of litigation, such as shareholder lawsuits for alleged violations of securities laws, claims asserted by current or former employees, and product liability claims. Any litigation in which the Company is involved, regardless of merit, source, or outcome, could result in substantial cost to and diversion of effort by the Company, which could have a material adverse effect on the Company's business, operating results, and financial condition.

In addition, the Company is subject to legal proceedings and claims that arise in the normal course of business. The Company does not expect that any such proceedings or claims would have a material adverse effect on the Company's business, operating results, and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.


PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a) Reference is made to the information regarding market, market price range and dividend information appearing under the captions "Stock Listing", "Stock Price" and "Dividend Policy" on page 46 of the Registrant's 1996 Annual Report to Shareholders, which information is hereby incorporated by reference.

(b) Reference is made to the information regarding holders of common stock appearing under the caption "Stock Listing" on page 46 of the Registrant's 1996 Annual Report to Shareholders, which information is hereby incorporated by reference.

(c) On October 21, 1996, the Company acquired Prospect Software, Inc. (Prospect) by issuing 280,000 shares of the Company's common stock to the shareholders of Prospect following the merger of a wholly-owned subsidiary of the Company with and into Prospect.

         The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the Act), in reliance on Section 4(2) of the Act as a transaction by an issuer not involving a public offering. The recipients of the securities in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were attached to the share certificates issued in such transaction. All recipients had adequate access to information about the Company.


ITEM 6.  SELECTED FINANCIAL DATA

                      ASPECT TELECOMMUNICATIONS CORPORATION

Reference is made to the Consolidated Statement of Income Data and Consolidated Balance Sheet Data for fiscal years 1992 through 1996, appearing under the caption "Selected Consolidated Financial Data" on page 23 of the Registrant's 1996 Annual Report to Shareholders, which information is hereby incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information appearing under the caption "Management's Discussion and Analysis" on pages 24 through 31 of the Registrant's 1996 Annual Report to Shareholders, which information is hereby incorporated by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the following information appearing in the Registrant's 1996 Annual Report to Shareholders, which information is hereby incorporated by reference:

                     Description                              Page(s)
                     -----------                              -------
           Consolidated Financial Statements                   32-44
           Independent Auditors' Report                           45
           Consolidated Statement of Income Data
            for the 1996 and 1995 Quarters (unaudited)            45


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


PART III


Certain information required by Part III is omitted from this report because the Registrant filed a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of shareholders to be held April 29, 1997, and the information included therein is incorporated herein by reference to the extent detailed below.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of the Registrant is incorporated by reference to the information under the caption "Election of Directors - Nominees" in the Registrant's Proxy Statement.

Information with respect to executive officers of the Registrant is set forth in "Item 1. Business - Executive Officers of the Company" of this Annual Report on Form 10-K.

Information required by Item 405 of Regulation S-K is incorporated by reference to the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's Proxy Statement.

                      ASPECT TELECOMMUNICATIONS CORPORATION

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information under the caption "Other Information - Executive Compensation" contained in the Registrant's Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the information under the caption "Other Information - Security Ownership of Principal Shareholders and Management" contained in the Registrant's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a)  1.  Financial Statements

         The financial statements listed in the accompanying index to financial statements and financial statement schedule are incorporated by reference as part of this Annual Report on Form 10-K.

     2.  Financial Statement Schedule

         The financial statement schedule listed in the accompanying index to financial statements and financial statement schedule is filed as part of this Annual Report on Form 10-K.

     3.  Exhibits

         The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                      ASPECT TELECOMMUNICATIONS CORPORATION



                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                  (ITEM 14 (A))


                                                                                          Reference Page(s)
                                                                                      ---------------------------
                                                                                                     1996 Annual
                                                                                      Form            Report to
                                                                                      10-K          Shareholders
                                                                                      ----          ------------
Consolidated Balance Sheets as of December 31, 1996 and 1995                            -                32

Consolidated Statements of Income for the years ended December 31,
     1996, 1995 and 1994                                                                -                33

Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1996, 1995 and 1994                                                   -                34

Consolidated Statements of Cash Flows for the years ended December 31,
     1996, 1995 and 1994                                                                -                35

Notes to Consolidated Financial Statements                                              -               36-44

Independent Auditors' Report                                                            -                45

Selected Consolidated Financial Data                                                    -                23

Consolidated Statement of Income Data for the 1996 and 1995 Quarters (unaudited)        -                45

Consolidated Financial Statements Schedule for the years ended December 31,
     1996, 1995 and 1994:

         II -     Valuation and Qualifying Accounts and Reserves                       18                 -

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ASPECT TELECOMMUNICATIONS CORPORATION


                                      By:       /s/ James R. Carreker
                                         ---------------------------------------
                                                    James R. Carreker,
                                            Chairman and Chief Executive Officer


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally James R. Carreker and Eric
J. Keller, and each one of them, his or her attorneys in fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereunto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       Signature                       Title                          Date
       ---------                       -----                          ----

/s/ James R. Carreker            Chairman, Chief Executive         March 21, 1997
-------------------------        Officer and Director (Principal
    James R. Carreker            Executive Officer)


/s/ Eric J. Keller               Vice President, Finance and       March 21, 1997
-------------------------        Chief Financial Officer
    Eric J. Keller               (Principal Financial and
                                 Accounting Officer)

/s/ Norman A. Fogelsong          Director                          March 21, 1997
-------------------------
    Norman A. Fogelsong


/s/ James L. Patterson           Director                          March 21, 1997
-------------------------
    James L. Patterson


/s/ John W. Peth                 Director                          March 21, 1997
-------------------------
    John W. Peth


/s/ Debra J. Engel               Director                          March 21, 1997
-------------------------
    Debra J. Engel

                    ASPECT TELECOMMUNICATIONS CORPORATION

         SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                ADDITIONS
                                              BALANCE AT        CHARGED TO                          BALANCE
                                              BEGINNING         COSTS AND                           AT END
                                              OF PERIOD         EXPENSES      DEDUCTIONS (1)(2)     OF PERIOD
                                               ---------        --------      -----------           ---------
1996

Allowance for doubtful accounts              $     825        $      938        $      561         $   1,202
Warranty reserve                             $   2,397        $    5,797        $    4,416         $   3,778


1995

Allowance for doubtful accounts              $     401        $      436        $       12         $     825
Warranty reserve                             $   1,738        $    3,851        $    3,192         $   2,397

1994

Allowance for doubtful accounts              $     718        $      391        $      708         $     401
Warranty reserve                             $   1,607        $    2,871        $    2,740         $   1,738


----------------
(1)  Warranty costs incurred.
(2)  Accounts written off.

                      ASPECT TELECOMMUNICATIONS CORPORATION


                                INDEX TO EXHIBITS
                                  (Item 14 (a))

Exhibit
Number                                                 Description
------                                                 -----------
3.3      Amended and Restated Articles of Incorporation of the Registrant, as amended to date. (1)

3.4      Bylaws of the Registrant, as amended to date. (1)

10.2a    1989 Stock Option Plan and forms of option agreements thereunder, as amended effective January 22, 1991. (3)

10.2b    1989 Stock Option Plan and forms of option agreements thereunder, as amended effective May 20, 1993. (3)

10.3     1989 Directors' Stock Option Plan and forms of option agreements thereunder. (1)

10.4a    1990 Employee Stock Purchase Plan and form of subscription agreement thereunder, as amended effective July
         1, 1991. (3)

10.6     Form of Stock Bonus Agreement for the Registrant's Newborn Stock Bonus Program. (1)

10.7     Form of Indemnification Agreement. (1)

10.31    Original Equipment Manufacturers Purchase Agreement between the Registrant and Motorola, Inc. dated May 22,
         1989, and form of amendment thereto. (1), (2)

10.39    Lease Agreement between the Registrant and Spieker Partners dated October 1, 1990, as amended. (3)

10.39a   Amendment Number One to the Lease Agreement between the Registrant and Spieker Partners dated October 1,
         1990. (3)

10.39b   Amendment to the Lease Agreement between the Registrant and Spieker Partners dated August 1, 1993. (3)

10.39c   Amendment to the Lease Agreement between the Registrant and Spieker Partners dated October 1, 1993. (3)

10.39d   Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P. dated July 12, 1995. (3)

10.39e   Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P. dated July 12, 1995. (3)

10.42    Distributor Agreement between the Registrant and Norstan, Inc. dated September 9, 1991. (2), (3)

10.42a   Amendment to Distributor Agreement between the Registrant and Norstan, Inc. dated September 9, 1991. (2), (3)

10.42b   Amendment to Distributor Agreement between the Registrant and Norstan, Inc. dated January 1, 1993. (2), (3)

10.45    Office Lease Agreement between the Registrant and Cheshire County Council, dated February 1, 1993. (3)

10.46    Distributor Agreement between the Registrant and PTT Telecom B.V., dated July 16, 1993. (2), (3)

10.47 Indenture for 5% Convertible Subordinated Debentures due 2003 between the Registrant and The First National Bank of Boston, Trustee, dated as of September 21, 1993, with Forms of Definitive Global Debentures. (3)

10.47a Satisfaction and Discharge of Indenture between the Registrant and State Street Bank and Trust Company of CA, N.A., as Trustee, dated as of January 27, 1997.

10.53    Distribution Agreement between the Registrant and Siemens AG, dated June 23, 1995. (2),(3)

10.54    Acquisition Agreement by and among the Registrant, Next plc, Callscan, Inc. and TCS Management Group, Inc.,
         dated October 5, 1995. (4)

10.55    Agreement of Purchase and Sale between the Registrant and Arrow Electronics, Inc., dated April 22, 1996. (3)

11.1     Statement Regarding Computation of Shares Used in Earnings per Share Computations.

13.1     Excerpts from the 1996 Annual Report to Shareholders.

21.1     Subsidiaries of the Registrant.

23.1     Independent Auditors' Consent and Report on Schedule.

24.1     Power of Attorney (see page 17).

27       Financial Data Schedule.

------------------

(1) Incorporated by reference to identically numbered exhibits to the Registrant's Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-33994) which became effective on April 30, 1990.

(2) Confidential treatment has previously been granted with respect to this exhibit.

(3) Incorporated by reference to identically numbered exhibits to the Registrant's previously filed Form 10-K's or Form 10-Q's.

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 19, 1995.