Form 10-Q
period 1997-03-31
ASPECT TELECOMMUNICATIONS CORP
filed 1997-05-15
CIK 779390

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   -----------

                                    FORM 10-Q

      (Mark One)

      [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.

                  For the quarterly period ended March 31, 1997

                                       or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.

                 For the transition period from        to
                                                ------    ------

                         Commission file number: 0-18391



                      ASPECT TELECOMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)


                   California                          94-2974062
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

                                 Yes  X   No
                                     ---     ---

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 49,022,416 at April 30, 1997.

                      ASPECT TELECOMMUNICATIONS CORPORATION




                                      INDEX




                   Description                                     Page Number
                   -----------                                     -----------
Cover Page                                                              1

Index                                                                   2

Part I:   Financial Information

    Item 1: Financial Statements

         Condensed Consolidated Balance Sheets as of
            March 31, 1997 and December 31, 1996                        3

         Condensed Consolidated Statements of Income
            for the Three Month Periods Ended March
            31, 1997 and 1996                                           4

         Condensed Consolidated Statements of Cash
            Flows for the Three Month Periods Ended
            March 31, 1997 and 1996                                     5

         Notes to Condensed Consolidated Financial
            Statements                                                  6

    Item 2: Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                8

Part II:  Other Information

    Item 1: Legal Proceedings                                          12

    Item 6: Exhibits and Reports on Form 8-K                           13

Signature                                                              14

                      ASPECT TELECOMMUNICATIONS CORPORATION

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                               ASSETS
                                                                         March 31,      December 31,
                                                                           1997             1996
                                                                        -----------     ------------
                                                                        (unaudited)          **
Current assets:
  Cash and cash equivalents                                              $  58,820       $  47,996
  Short-term investments                                                    68,086          67,801
  Accounts receivable, net                                                  63,272          53,211
  Inventories                                                               13,311          15,485
  Other current assets                                                      13,253          14,731
                                                                         ---------       ---------
     Total current assets                                                  216,742         199,224

Property and equipment, net                                                 53,325          51,348
Intangible assets, net                                                      27,929          28,888
Other assets                                                                 3,680           3,633
                                                                         ---------       ---------
Total assets                                                             $ 301,676       $ 283,093
                                                                         =========       =========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $  11,393       $   8,187
  Accrued compensation and related benefits                                 10,565           8,896
  Other accrued liabilities                                                 26,668          22,581
  Customer deposits and deferred revenue                                    18,624          19,481
                                                                         ---------       ---------
     Total current liabilities                                              67,250          59,145

Note payable                                                                 4,500           4,500

Shareholders' equity:
  Preferred stock, $.01 par value:
     2,000,000 shares authorized, none outstanding in 1997 and 1996             --              --
  Common stock, $.01 par value:
     100,000,000 shares authorized, shares outstanding:
     48,972,936 in 1997 and 48,806,580 in 1996                             129,211         128,186
  Net unrealized gain on available-for-sale securities                       2,055           2,534
  Accumulated translation adjustments                                       (1,339)            (45)
  Retained earnings                                                         99,999          88,773
                                                                         ---------       ---------
    Total shareholders' equity                                             229,926         219,448
                                                                         ---------       ---------
Total liabilities and shareholders' equity                               $ 301,676       $ 283,093
                                                                         =========       =========

** Derived from audited financial statements.




                             See accompanying notes.

                      ASPECT TELECOMMUNICATIONS CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (unaudited - in thousands, except per share amounts)



                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            1997           1996
                                                          -------        -------
Net revenues:
  Product                                                 $67,552        $50,574
  Customer support                                         24,066         16,451
                                                          -------        -------
Total net revenues                                         91,618         67,025

Cost of revenues:
  Cost of product revenues                                 23,205         16,537
  Cost of customer support revenues                        17,226         11,804
                                                          -------        -------
Total cost of revenues                                     40,431         28,341
                                                          -------        -------
Gross margin                                               51,187         38,684

Operating expenses:
  Research and development                                 10,962          7,337
  Selling, general and administrative                      23,384         18,189
                                                          -------        -------
Total operating expenses                                   34,346         25,526
                                                          -------        -------

Income from operations                                     16,841         13,158
Interest income, net                                        1,413            237
                                                          -------        -------

Income before income taxes                                 18,254         13,395
Provision for income taxes                                  7,028          4,970
                                                          -------        -------


Net income                                                $11,226        $ 8,425
                                                          =======        =======



Primary earnings per share:
  Net income per share (a)                                $  0.21        $  0.18
                                                          =======        =======
  Shares used in per share computations (a)                52,471         45,953
                                                          =======        =======


Fully diluted earnings per share:
  Net income per share (a)                                $  0.21        $  0.17
                                                          =======        =======
  Shares used in per share computations (a)                52,471         51,843
                                                          =======        =======

(a) Share and per share data for all periods presented reflect a two-for-one stock split effective January 28, 1997.


                             See accompanying notes.

                      ASPECT TELECOMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited - in thousands)




                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        1997           1996
                                                                      --------       --------
Cash flows from operating activities:
   Net income                                                         $ 11,226       $  8,425
   Reconciliation of net income to cash provided by
     operating activities:
     Depreciation and amortization                                       3,862          3,078
     Changes in:
           Accounts receivable                                         (10,776)        (5,229)
           Inventories                                                   2,180         (1,942)
           Other current assets and other assets                           376           (416)
           Accounts payable                                              3,229          1,613
           Accrued compensation and related benefits                     1,686           (156)
           Other accrued liabilities                                     4,896          3,802
           Customer deposits and deferred revenue                         (690)         1,799
                                                                      --------       --------
                 Cash provided by operating activities                  15,989         10,974

Cash flows from financing activities:
     Common stock transactions                                           1,025          1,471
                                                                      --------       --------
                 Cash provided by financing activities                   1,025          1,471

Cash flows from investing activities:
     Short-term investment purchases                                   (19,903)       (16,430)
     Short-term investment sales and maturities                         19,790         24,431
     Property and equipment purchases                                   (5,972)        (4,887)
                                                                      --------       --------
                 Cash provided by (used in) investing activities        (6,085)         3,114
Effect of exchange rate changes on cash and cash equivalents              (105)           781
                                                                      --------       --------
Increase in cash and cash equivalents                                   10,824         16,340
Cash and cash equivalents:
     Beginning of period                                                47,996         22,102
                                                                      --------       --------
     End of period                                                    $ 58,820       $ 38,442
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders.

Per Share Information

Per share information for the periods presented is computed using the weighted average number of common and common-equivalent shares outstanding. For primary earnings per share calculations, common-equivalent shares consist of the incremental shares issuable upon the assumed exercise of dilutive stock options using the treasury stock method.

The fully diluted earnings per share calculation for the three months ended March 31, 1997 is computed in a manner similar to the primary earnings per share calculations. For the fully diluted earnings per share calculation for the three months ended March 31, 1996, common-equivalent shares also include the dilutive effect of incremental shares issuable upon the conversion of the 5% convertible subordinated debentures, and net income is adjusted for the interest expense, net of income taxes, related to the debentures. On October 15, 1996, the Company converted all $55 million of its convertible subordinated debentures into approximately 5.7 million shares of the Company's common stock.

Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of:

                                            (in thousands)
                                        March 31,   December 31,
                                          1997          1996
                                         -------      -------
                   Raw materials         $10,549      $ 9,598
                   Work-in-progress          457          541
                   Finished goods          2,305        5,346
                                         -------      -------
                   Total                 $13,311      $15,485
                                         =======      =======

New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in

                      ASPECT TELECOMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

SFAS 128 replaces current EPS reporting requirements and requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.23 and $0.20 for the quarters ended March 31, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would have been the same as the fully diluted EPS currently reported for the periods.

Contingencies

Periodically, the Company negotiates with third parties to establish patent license or cross-license agreements, and the Company is currently in such negotiations. There can be no assurance that current or future negotiations will result in the Company obtaining a license on satisfactory terms or at all.

On March 5, 1997, Lucent Technologies Inc. ("Lucent") filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania alleging that the Company infringes four of Lucent's patents (the "Lucent patents"). In its complaint, Lucent is seeking to enjoin the Company from allegedly continuing to infringe the Lucent patents and is seeking an unspecified amount of compensatory damages, treble damages for alleged willful infringement, and interest, expenses and attorneys' fees. On May 2, 1997, the Company filed an answer in response to the Lucent complaint, asserting that the Lucent patents are invalid and denying the alleged patent infringement. The Company believes that it has meritorious defenses to the asserted claims and intends to defend the litigation vigorously. Although the Company does not believe that any of its products infringe any valid claims of the Lucent patents, the outcome of litigation is inherently unpredictable, and there can be no assurance that the results of these proceedings will be favorable to the Company or that they will not have a material adverse effect on the Company's business, operating results or financial condition. Regardless of the ultimate outcome, the Lucent litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and managerial personnel. If the court determines that the Company infringes the Lucent patents and that the Lucent patents are valid and enforceable, it could issue an injunction prohibiting the Company from making, using or selling certain products and it could assess significant damages against the Company. Accordingly, an adverse determination in the proceeding could subject the Company to significant liabilities and require the Company to seek a license from Lucent. Although intellectual property disputes are often settled through licensing or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that a license from Lucent, if required, would be available to the Company on acceptable terms or at all.

                      ASPECT TELECOMMUNICATIONS CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis in the Company's 1996 Annual Report to Shareholders.

Aspect Telecommunications Corporation (the Company) is a global provider of comprehensive business solutions for companies with mission-critical call centers that exist to generate revenue, service customers, and handle inquiries. The Company's products include automatic call distributors, interactive response systems, call center management information and reporting tools, call center planning and forecasting packages, and computer-telephony integration tools and software. The Company also provides services vital to call center environments, including business applications consulting, systems integration, and training.

In 1996, the Company completed two acquisitions: Envoy Holdings Limited (Envoy) on September 30, 1996, and Prospect Software, Inc. (Prospect), on October 21, 1996. Envoy provides call center and telebusiness solutions designed to improve customer service through consulting services, software, and systems integration. Prospect is a provider of application development tools for building connectivity to a variety of call center systems and network-based computer applications. Both acquisitions were accounted for as pooling of interests and all financial results for 1996 reflect the acquisitions. As the historical operations of Envoy and Prospect were not significant to any year presented, the Company's financial statements for years prior to 1996 have not been restated and the financial effects of the prior years' results of operations for both acquired companies have been accounted for as increases to retained earnings in 1996.

On December 20, 1996, the Company announced that its Board of Directors approved a two-for-one stock split effective January 28, 1997, for shareholders of record as of January 6, 1997. All share and per share amounts in this Form 10-Q reflect the stock split.

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that, except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions, or future strategies, which are dependent on certain risks and uncertainties that may cause actual results to differ materially from those expressed in these or any other forward-looking statements made by or on behalf of the Company. These risks and uncertainties include variability and uncertainty of revenues and operating results; volatility of stock price; product concentration, technological change, and new products; competition; intellectual property/litigation; management of growth; dependence on key personnel; limited sources of component supply; licenses from third parties; geographic concentration; acquisitions and investments; international operations; regulatory requirements; and expansion of distribution channels. For a more detailed description of these risks and uncertainties, see the section titled "Management's Discussion and Analysis - Risk Factors" in the Company's 1996 Annual Report to Shareholders.

                      ASPECT TELECOMMUNICATIONS CORPORATION


RESULTS OF OPERATIONS

Net Revenues

Total net revenues for the first quarter of 1997 were $92 million, representing an increase of 37% when compared with total net revenues of $67 million for the same period of 1996.

Product revenues for the first quarter of 1997 were $68 million, representing an increase of 34% when compared with product revenues of $51 million for the same period of 1996. The increase in product revenues was primarily attributable to increased demand for the Company's products, as both the volume of new system sales and the volume of add-ons and upgrades increased from the same period of 1996. Average selling prices on new systems remained relatively unchanged across the periods.

Customer support revenues for the first quarter of 1997 were $24 million, representing an increase of 46% when compared with customer support revenues of $16 million for the same period of 1996. The increase in customer support revenues resulted primarily from the growth in the Company's installed base. Customer support revenues include charges for providing contractually agreed-upon ongoing system service and maintenance, which typically commences twelve months from the date a system is first installed; charges to install products at customer sites; consulting and systems integration revenue; and other support services provided to the Company's customers. Contract support revenues are largely dependent on renewable customer support contracts and will be primarily affected by the general growth in the installed base. Installation revenue will generally follow product revenue fluctuations, although no installation revenue is ordinarily received for product sales to the Company's distributors. In 1996, the Company established the Aspect Consulting and Systems Integration (C&SI) business unit. C&SI revenues are dependent on the Company's ability to obtain contracts for suitable projects and successfully complete these projects. Since most of the costs associated with providing customer support are fixed, quarterly fluctuations in customer support revenues can have a significant impact on the related gross margin.

Gross Margin on Product Revenues

Product gross margin decreased to 66% for the first quarter of 1997 from 67% for the same period of 1996. The decrease in product gross margin primarily reflects higher revenues from sales to the United States government, which typically have lower than average margins, and other factors. On a forward-looking basis, the Company expects that the following factors, among others, could have a material impact on product gross margins: the mix of products sold; the channel of distribution; the portion of systems revenues related to accounts purchasing multiple systems; the mix and level of third-party product included as part of systems integration projects; and the results of newly acquired subsidiaries and newly established business units.

Gross Margin on Customer Support Revenues

Customer support gross margin was 28% for both the first quarter of 1997 and the same period of 1996. On a forward-looking basis, the Company anticipates that customer support margins will vary from quarter to quarter due to fluctuations in customer support revenues, since most of the costs associated with providing customer support are fixed, the expansion of its customer support infrastructure, and the Company's ability to build a successful C&SI business unit.

                      ASPECT TELECOMMUNICATIONS CORPORATION


Research and Development Expenses

Research and development ("R&D") expenses were $11 million for the first quarter of 1997, representing an increase of 49% when compared with R&D expenses of $7 million for the same period of 1996. The increase primarily reflects increased personnel and other infrastructure costs. As a percentage of net revenues, R&D spending was 12% for the first quarter of 1997 compared to 11% for the same period of 1996. The Company continues to believe that significant investment in R&D is required to remain competitive and anticipates, on a forward-looking basis, that such expenses will increase in terms of absolute dollars for 1997 as a whole, when compared to 1996, although such expenses as a percentage of net revenues may fluctuate on a quarterly basis.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $23 million for the first quarter of 1997, representing an increase of 29% when compared with SG&A expenses of $18 million for the same period of 1996. The increase was primarily related to increased personnel, costs related to the expansion of the Company's foreign and domestic operations, and increased infrastructure costs. As a percentage of net revenues, SG&A decreased to 26% for the first quarter of 1997 from 27% for the same period of 1996. SG&A expenses for the first quarter of 1997 decreased 1% when compared to SG&A expenses of $24 million for the fourth quarter of 1996. The decrease reflects fluctuations in costs for facilities and corporate development activities, as well as the donation of appreciated equity securities in lieu of cash to fund the Company's corporate giving program. The Company anticipates, on a forward-looking basis, that SG&A expenses will increase in terms of absolute dollars for 1997 as a whole, when compared to 1996, although such expenses as a percentage of net revenues may fluctuate on a quarterly basis. In addition, on a forward-looking basis, legal expenses are expected to increase in future periods due to the Lucent Technologies Inc. litigation (see Part II, Item 1. Legal Proceedings).


Net Interest Income

Net interest income (interest income, net of interest expense) increased to $1.4 million for the first quarter of 1997 from $0.2 million for the same period of 1996. The increase was primarily due to higher earning balances and the conversion of the Company's $55 million of convertible subordinated debentures in October 1996.

Income Taxes

The Company's effective income tax rate for the first quarter of 1997 was 38.5%, up from 37.1% for the same period of 1996. The increase reflects expanding international operations, the anticipated expiration of the R&D tax credit, and other factors.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company's principal source of liquidity consisted of cash, cash equivalents, and short-term investments totaling $127 million, which represented 42% of total assets. The primary sources of cash during the first quarter of 1997 consisted of cash provided by operating activities of $16 million and proceeds from the issuance of common stock under various stock plans of $1 million. The primary use of cash during the first quarter of 1997 consisted of $6 million for purchases of property and equipment.

                      ASPECT TELECOMMUNICATIONS CORPORATION


As of March 31, 1997, the Company's outstanding borrowings consisted of a $4.5 million note payable incurred in connection with the acquisition of TCS (see
Note 2 to the Company's 1996 Consolidated Financial Statements).

The Company believes, on a forward-looking basis, that its cash, cash equivalents, and short-term investments and anticipated cash flow from operations will be sufficient to meet the Company's presently anticipated cash requirements during at least the next twelve months.

NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted. The requirements of SFAS 128 and the pro forma effect of adopting SFAS 128 are disclosed in the Notes to Condensed Consolidated Financial Statements.

                      ASPECT TELECOMMUNICATIONS CORPORATION


                           Part II: Other Information

ITEM 1.  LEGAL PROCEEDINGS

The segment of the telecommunications market that includes the Company's products has been characterized by extensive litigation regarding patents and other intellectual property rights. As is common in the telecommunications industry, the Company has been in the past and may in the future be notified of claims that its products or services are subject to patents or other proprietary rights of other parties. Although the Company attempts to ensure that its products and processes do not infringe such third-party patents or proprietary rights, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. Periodically, the Company negotiates with third parties to establish patent license or cross-license agreements, and the Company is currently in such negotiations. There can be no assurance that current or future negotiations will result in the Company obtaining a license on satisfactory terms or at all. Moreover, license agreements with third parties may not include all intellectual property rights that may be issued to or owned by the licensors, and thus future disputes with these companies are possible. In the event an intellectual property dispute is not settled through a license, litigation could ensue. Any litigation, or interference proceedings that may be declared by the United States Patent and Trademark Office to determine the priority of inventions, could result in substantial expense to the Company and significant diversion of effort by the Company's technical and managerial personnel. An adverse determination in such litigation or proceeding, including without limitation the Lucent litigation discussed below, could prevent the Company from making, using or selling certain of its products, and subject the Company to damage assessments, all of which could have a material adverse effect on the Company's business, operating results or financial condition.

On March 5, 1997, Lucent Technologies Inc. ("Lucent") filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania alleging that the Company infringes four of Lucent's patents (the "Lucent patents"). In its complaint, Lucent is seeking to enjoin the Company from allegedly continuing to infringe the Lucent patents and is seeking an unspecified amount of compensatory damages, treble damages for alleged willful infringement, and interest, expenses and attorneys' fees. On May 2, 1997, the Company filed an answer in response to the Lucent complaint, asserting that the Lucent patents are invalid and denying the alleged patent infringement. The Company believes that it has meritorious defenses to the asserted claims and intends to defend the litigation vigorously. Although the Company does not believe that any of its products infringe any valid claims of the Lucent patents, the outcome of litigation is inherently unpredictable, and there can be no assurance that the results of these proceedings will be favorable to the Company or that they will not have a material adverse effect on the Company's business, operating results or financial condition. Regardless of the ultimate outcome, the Lucent litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and managerial personnel. If the court determines that the Company infringes the Lucent patents and that the Lucent patents are valid and enforceable, it could issue an injunction prohibiting the Company from making, using or selling certain products and it could assess significant damages against the Company. Accordingly, an adverse determination in the proceeding could subject the Company to significant liabilities and require the Company to seek a license from Lucent. Although intellectual property disputes are often settled through licensing or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that a license from Lucent, if required, would be available to the Company on acceptable terms or at all.

In the future, the Company could become involved in other types of litigation, such as shareholder lawsuits for alleged violations of securities laws, claims asserted by current or former employees, and product liability claims. An adverse outcome in such litigation could have a material adverse effect on the Company's business, operating results or financial condition. Regardless of merit, source, or outcome of the litigation, it could result in substantial cost to and diversion of effort by the Company.

                      ASPECT TELECOMMUNICATIONS CORPORATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

Exhibit 11.1 Statement re: Computation of Earnings Per Share

Exhibit 27   Financial Data Schedule

B. REPORTS ON FORM 8-K

Reports on Form 8-K filed during the quarter ended March 31, 1997:

Form 8-K dated January 15, 1997

   Item 5. Other Events - Announcement of earnings and results of operations for the quarter and fiscal year ended December 31, 1996.

   Item 7. Financial Statements, Pro Forma Financial Information and Exhibits - Aspect Telecommunications Corporation Press Release dated January 15, 1997.

Form 8-K dated March 10, 1997

   Item 5. Other Events - Announcement of notification of patent infringement complaint filed by Lucent Technologies Inc.

   Item 7. Financial Statements, Pro Forma Financial Information and Exhibits - Aspect Telecommunications Corporation Press Release dated March 6, 1997.

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



                                    Aspect Telecommunications Corporation
                                             (Registrant)

Date:  May 14, 1997

                                    By


                                    /s/  Eric J. Keller
                                    --------------------------------------------
                                    Eric J. Keller
                                    Vice President, Finance and Chief
                                    Financial Officer  (Duly Authorized and
                                    Principal Financial and Accounting
                                    Officer)

                                 EXHIBIT INDEX

Exhibit
  No.                        Description
-------                      -----------
11.1                     Statement re: Computation of Earnings Per Share

27                       Financial Data Schedule