Form 10-Q
period 1997-06-30
ASPECT TELECOMMUNICATIONS CORP
filed 1997-08-13
CIK 779390

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 1997

                                       or

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

                               Yes [X]   No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 49,352,904 at July 31, 1997.

                      ASPECT TELECOMMUNICATIONS CORPORATION


                                      INDEX


                        Description                                  Page Number
                        -----------                                  -----------

Cover Page                                                                1

Index                                                                     2

Part I: Financial Information

     Item 1:Financial Statements

           Condensed Consolidated Balance Sheets as of June 30,
               1997 and December 31, 1996                                 3

           Condensed Consolidated Statements of Income for the
               Three and Six Month Periods Ended June 30, 1997
               and 1996                                                   4

           Condensed Consolidated Statements of Cash Flows for the
               Six Month Periods Ended June 30, 1997 and 1996             5

           Notes to Condensed Consolidated Financial Statements           6

     Item 2:Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9

Part II:    Other Information

     Item 1:Legal Proceedings                                            13

     Item 4:Submission of Matters to a Vote of Security Holders          14

     Item 6:Exhibits and Reports on Form 8-K                             14

Signature                                                                15

                      ASPECT TELECOMMUNICATIONS CORPORATION

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                              June 30,          December 31,
                                                                               1997                 1996
                                                                           ------------         ------------
                                                                            (unaudited)               **
                                                    ASSETS
Current assets:
  Cash and cash equivalents                                                $     76,751         $     47,996
  Short-term investments                                                         57,438               67,801
  Accounts receivable, net                                                       67,624               53,211
  Inventories                                                                    11,403               15,485
  Other current assets                                                           13,848               14,731
                                                                           ------------         ------------
     Total current assets                                                       227,064              199,224

Property and equipment, net                                                      56,521               51,348
Intangible assets, net                                                           26,970               28,888
Other assets                                                                      3,512                3,633
                                                                           ------------         ------------
Total assets                                                               $    314,067         $    283,093
                                                                           ============         ============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $     11,758         $     10,027
  Accrued compensation and related benefits                                       9,712                8,896
  Other accrued liabilities                                                      28,275               20,741
  Customer deposits and deferred revenue                                         14,781               19,481
                                                                           ------------         ------------
     Total current liabilities                                                   64,526               59,145

Note payable                                                                      4,500                4,500

Shareholders' equity:
  Preferred stock, $.01 par value:
     2,000,000 shares authorized, none outstanding in 1997 and 1996                --                   --
  Common stock, $.01 par value:
     100,000,000 shares authorized, shares outstanding:
     49,264,783 in 1997 and 48,806,580 in 1996                                  132,546              128,186
  Net unrealized gain on available-for-sale securities                            1,086                2,534
  Accumulated translation adjustments                                            (1,166)                 (45)
  Retained earnings                                                             112,575               88,773
                                                                           ------------         ------------
    Total shareholders' equity                                                  245,041              219,448
                                                                           ------------         ------------
Total liabilities and shareholders' equity                                 $    314,067         $    283,093
                                                                           ============         ============


** Derived from audited financial statements.


                            See accompanying notes.

                      ASPECT TELECOMMUNICATIONS CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (unaudited - in thousands, except per share amounts)


                                                  Three Months Ended June 30,     Six Months Ended June 30,
                                                   ------------------------        ------------------------
                                                     1997            1996            1997            1996
                                                   ========        ========        ========        ========
Net revenues:
  Product                                          $ 65,932        $ 54,927        $133,484        $105,501
  Customer support                                   27,610          17,978          51,676          34,429
                                                   --------        --------        --------        --------
Total net revenues                                   93,542          72,905         185,160         139,930

Cost of revenues:
  Cost of product revenues                           20,479          18,097          43,684          34,634
  Cost of customer support revenues                  19,673          12,935          36,899          24,739
                                                   --------        --------        --------        --------
Total cost of revenues                               40,152          31,032          80,583          59,373
                                                   --------        --------        --------        --------
Gross margin                                         53,390          41,873         104,577          80,557

Operating expenses:
  Research and development                           11,550           8,181          22,512          15,665
  Selling, general and administrative                24,820          19,580          48,204          37,622
                                                   --------        --------        --------        --------
Total operating expenses                             36,370          27,761          70,716          53,287
                                                   --------        --------        --------        --------

Income from operations                               17,020          14,112          33,861          27,270
Interest and other income, net                        3,428             314           4,841             551
                                                   --------        --------        --------        --------

Income before income taxes                           20,448          14,426          38,702          27,821
Provision for income taxes                            7,872           5,352          14,900          10,322
                                                   --------        --------        --------        --------


Net income                                         $ 12,576        $  9,074        $ 23,802        $ 17,499
                                                   ========        ========        ========        ========



Primary earnings per share:
  Net income per share (a)                         $   0.24        $   0.19        $   0.46        $   0.38
                                                   ========        ========        ========        ========
  Shares used in per share computations (a)          51,956          46,623          52,201          46,346
                                                   ========        ========        ========        ========


Fully diluted earnings per share:
  Net income per share (a)                         $   0.24        $   0.18        $   0.46        $   0.35
                                                   ========        ========        ========        ========
  Shares used in per share computations (a)          52,063          52,282          52,201          52,143
                                                   ========        ========        ========        ========


(a) Share and per share data for all periods presented reflect a two-for-one stock split effective January 28, 1997.


                            See accompanying notes.

                     ASPECT TELECOMMUNICATIONS CORPORATION

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited - in thousands)


                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                                                      1997             1996
                                                                    --------         --------
Cash flows from operating activities:
   Net income                                                       $ 23,802         $ 17,499
   Reconciliation of net income to cash provided by
      operating activities:
      Depreciation and amortization                                    9,567            6,771
      Gain on the sale of equity securities                           (2,070)            --
      Changes in:
            Accounts receivable                                      (15,083)          (3,056)
            Inventories                                                3,826             (987)
            Other current assets and other assets                        568           (1,974)
            Accounts payable                                           1,782           (3,882)
            Accrued compensation and related benefits                    835             (146)
            Other accrued liabilities                                  8,911            6,768
            Customer deposits and deferred revenue                    (4,518)           1,744
                                                                    --------         --------
                  Cash provided by operating activities               27,620           22,737

Cash flows from financing activities:
      Common stock transactions                                        4,360            3,930
                                                                    --------         --------
                  Cash provided by financing activities                4,360            3,930

Cash flows from investing activities:
      Short-term investment purchases                                (26,770)         (51,719)
      Short-term investment sales and maturities                      37,345           48,522
      Property and equipment purchases                               (13,822)         (10,419)
                                                                    --------         --------
                  Cash used in investing activities                   (3,247)         (13,616)
Effect of exchange rate changes on cash and cash equivalents              22              346
                                                                    --------         --------
Increase in cash and cash equivalents                                 28,755           13,397
Cash and cash equivalents:
     Beginning of period                                              47,996           22,102
                                                                    --------         --------
     End of period                                                  $ 76,751         $ 35,499
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Per Share Information

Per share information for the periods presented is computed using the weighted average number of common and common-equivalent shares outstanding. For primary earnings per share calculations, common-equivalent shares consist of the incremental shares issuable upon the assumed exercise of dilutive stock options using the treasury stock method.

The fully diluted earnings per share calculations for both the three and six month periods ended June 30, 1997 are computed in a manner similar to the primary earnings per share calculations. For the fully diluted earnings per share calculations for both the three and six month periods ended June 30, 1996, common-equivalent shares also include the dilutive effect of incremental shares issuable upon the conversion of the 5% convertible subordinated debentures, and net income is adjusted for the interest expense, net of income taxes, related to the debentures. On October 15, 1996, the Company converted all $55 million of its convertible subordinated debentures into approximately 5.7 million shares of the Company's common stock.

Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of:

                              (in thousands)
                         June 30,        December 31,
                           1997              1996
                        ----------        ----------

Raw materials           $    9,239        $    9,598
Work-in-progress               341               541
Finished goods               1,823             5,346
                        ----------        ----------
Total                   $   11,403        $   15,485
                        ==========        ==========

                      ASPECT TELECOMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


New Accounting Pronouncements

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

If SFAS 128 had been in effect during the three month periods ended June 30, 1997 and 1996, basic EPS would have been $0.26 and $0.21, respectively. If the pronouncement had been in effect during the six month periods ended June 30, 1997 and 1996, basic EPS would have been $0.49 and $0.41, respectively. Diluted EPS under SFAS 128 would have been the same as the fully diluted EPS currently reported for all periods presented.

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources, and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Contingencies

Periodically, the Company negotiates with third parties to establish patent license or cross-license agreements, and the Company is currently in such negotiations. There can be no assurance that current or future negotiations will result in the Company obtaining licenses on satisfactory terms or at all.

On March 5, 1997, Lucent Technologies Inc. ("Lucent") filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania alleging that the Company infringes four of Lucent's U.S. patents (the "Lucent Patents"). In its complaint, Lucent is seeking to enjoin the Company from allegedly continuing to infringe the Lucent Patents and is seeking an unspecified amount of compensatory damages, treble damages for alleged willful infringement, and interest, expenses and attorneys' fees. On May 2, 1997, the Company filed an answer in response to the Lucent complaint, asserting that the Lucent Patents are invalid and denying the alleged patent infringement. The Company believes that it has meritorious defenses to the asserted claims and intends to defend the litigation vigorously. Although the Company does not believe that any of its products infringe any valid claims of the Lucent Patents, the outcome of litigation is inherently unpredictable, and there can be no assurance that the results of these proceedings will be favorable to the Company or that they will not have a material adverse effect on the Company's business, operating results or financial condition. Regardless of the ultimate outcome, the Lucent litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and managerial personnel. If the court determines that the Company infringes the Lucent Patents and that the Lucent Patents are valid and enforceable, it could issue an injunction prohibiting the Company from making, using or selling certain products and it could assess significant damages against the Company. Accordingly, an adverse determination in the proceeding could subject the Company to significant

                      ASPECT TELECOMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


liabilities and require the Company to seek a license from Lucent. Although intellectual property disputes are often settled through licensing or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that a license from Lucent, if required, would be available to the Company on acceptable terms or at all. Jury selection for the trial of this lawsuit is scheduled to begin on April 13, 1998.

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

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that, except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies, which are dependent on certain risks and uncertainties that may cause actual results to differ materially from those expressed in these or any other forward-looking statements made by or on behalf of the Company. These risks and uncertainties include variability and uncertainty of revenues and operating results; volatility of stock price; product concentration, technological change, and new products; competition; intellectual property/litigation; management of growth; dependence on key personnel; limited sources of component supply; licenses from third parties; geographic concentration; acquisitions and investments; international operations; regulatory requirements; and expansion of distribution channels. For a more detailed description of these risks and uncertainties, see the section titled "Management's Discussion and Analysis - Risk Factors" in the Company's 1996 Annual Report to Shareholders.

                      ASPECT TELECOMMUNICATIONS CORPORATION


RESULTS OF OPERATIONS

Net Revenues

Total net revenues for the second quarter of 1997 were $94 million, representing an increase of 28% when compared with total net revenues of $73 million for the same period of 1996. Total net revenues for the first six months of 1997 were $185 million, representing an increase of 32% when compared with total net revenues of $140 million for the same period in 1996.

Product revenues for the second quarter of 1997 were $66 million, representing an increase of 20% when compared with product revenues of $55 million for the same period of 1996. For the first six months of 1997, product revenues were $133 million, an increase of 27% compared with the same period in 1996. The increases in product revenues for both periods were primarily attributable to increased demand for the Company's products, as both the volume of new system sales and the volume of add-ons and upgrades increased from the same periods of 1996. Growth in product revenues for the second quarter and first six months of 1997, compared with the same periods of 1996, was significantly higher in International markets than in North America. Average selling prices on new systems remained relatively unchanged across the periods.

Customer support revenues for the second quarter of 1997 were $28 million, an increase of 54% compared with the second quarter of 1996. For the first six months of 1997, customer support revenues were $52 million, an increase of 50% compared with the same period of 1996. The increases in customer support revenues for both periods resulted primarily from the growth in the Company's installed base. Customer support revenues include charges for providing contractually agreed-upon ongoing system service and maintenance, which typically commences twelve months from the date a system is first installed; charges to install products at customer sites; consulting and systems integration revenue; and other support services provided to the Company's customers. Contract support revenues are largely dependent on renewable customer support contracts and will be primarily affected by the general growth in the installed base. Installation revenue will generally follow product revenue fluctuations, although no installation revenue is ordinarily received for product sales to the Company's distributors. In 1996, the Company established the Aspect Consulting and Systems Integration (C&SI) business unit. C&SI revenues are dependent on the Company's ability to obtain contracts for suitable projects and successfully complete these projects. Since many of the costs associated with providing customer support do not vary with customer support revenues, quarterly fluctuations in customer support revenues can have a significant impact on the related gross margin.

Gross Margin on Product Revenues

Product gross margin increased to 69% for the second quarter of 1997 from 67% for the same period of 1996. The increase in product gross margin primarily reflects higher add-on revenues, which generally carry higher margins. For the first six months of 1997, product gross margins remained essentially unchanged at 67% when compared to the same period of 1996. On a forward-looking basis, the Company expects that the following factors, among others, could have a material impact on product gross margins: the mix of products sold; the channel of distribution; the portion of systems revenues related to accounts purchasing multiple systems; the mix and level of third-party product included as part of systems integration projects; and the results of newly acquired subsidiaries and newly established business units.

Gross Margin on Customer Support Revenues

Customer support gross margin was 29% for both the second quarter and the first six months of 1997, essentially unchanged from 28% for the same periods of 1996.

                      ASPECT TELECOMMUNICATIONS CORPORATION


On a forward-looking basis, the Company anticipates that customer support margins will vary from quarter to quarter due to fluctuations in customer support revenues, since many of the costs associated with providing customer support do not vary with customer support revenues, the expansion of its customer support infrastructure, and the Company's ability to build a successful C&SI business unit.

Research and Development Expenses

Research and development ("R&D") expenses were $12 million for the second quarter of 1997, representing an increase of 41% when compared with R&D expenses of $8 million for the same period of 1996. R&D expenses were $23 million for the first six months of 1997, representing an increase of 44% when compared with R&D expenses of $16 million for the same period of 1996. The increases in R&D for both periods primarily reflect increased personnel and other infrastructure costs. As a percentage of net revenues, R&D spending was 12% for both the second quarter and first six months of 1997 compared to 11% for the same periods of 1996. The Company continues to believe that significant investment in R&D is required to remain competitive and anticipates, on a forward-looking basis, that such expenses will increase in terms of absolute dollars for 1997 as a whole, when compared to 1996, although such expenses as a percentage of net revenues may fluctuate on a quarterly basis.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $25 million for the second quarter of 1997, representing an increase of 27% when compared with SG&A expenses of $20 million for the same period of 1996. SG&A expenses were $48 million for the first six months of 1997, representing an increase of 28% when compared with SG&A expenses of $38 million for the same period of 1996. The increases in SG&A for both periods were primarily related to increased personnel, infrastructure, and legal costs partially offset by the donation of appreciated equity securities in lieu of cash to fund the Company's corporate giving program. As a percentage of net revenues, SG&A was 27% for the second quarter of 1997 and 26% for the first six months of 1997 compared with 27% for both periods in 1996. The Company anticipates, on a forward-looking basis, that SG&A expenses will increase in terms of absolute dollars for 1997 as a whole, when compared to 1996, although such expenses as a percentage of net revenues may fluctuate on a quarterly basis. In addition, on a forward-looking basis, legal expenses are expected to increase in future periods due to the Lucent Technologies Inc. litigation (see Part II, Item 1. Legal Proceedings).

Net Interest and Other Income

Net interest and other income increased to $3.4 million for the second quarter of 1997 from $0.3 million for the same period of 1996. Net interest and other income increased to $4.8 million for the first six months of 1997 from $0.6 million for the same period of 1996. Included in the current year amounts is approximately $2 million from a gain on the sale of appreciated equity securities. The increases for both periods were due primarily to such gain on the sale of equity securities, higher interest earning balances, and the conversion of the Company's $55 million of convertible subordinated debentures in October 1996, partially offset by the increase in the relative mix of tax-advantaged securities in the Company's portfolio. Interest expense on the convertible subordinated debentures for the three month and six month periods ended June 30, 1996 was $0.7 million and $1.4 million, respectively.

Income Taxes

The Company's effective income tax rate was 38.5% for the second quarter and first six months of 1997, up from 37.1% for the same periods of 1996. The increase reflects expanding international operations and other factors.

                      ASPECT TELECOMMUNICATIONS CORPORATION


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company's principal source of liquidity consisted of cash, cash equivalents, and short-term investments totaling $134 million, which represented 43% of total assets. The primary sources of cash for the first six months of 1997 consisted of cash provided by operating activities of $28 million, net of a $15 million increase in accounts receivable, net sales and maturities of short-term investments of $11 million, and proceeds from the issuance of common stock under various stock plans of $4 million. The primary use of cash during the first six months of 1997 consisted of $14 million for purchases of property and equipment.

As of June 30, 1997, the Company's outstanding borrowings consisted of a $4.5 million note payable incurred in connection with the acquisition of TCS (see
Note 2 to the Company's 1996 Consolidated Financial Statements).

The Company believes, on a forward-looking basis, that its cash, cash equivalents, and short-term investments and anticipated cash flow from operations will be sufficient to meet the Company's presently anticipated cash requirements during at least the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

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

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources, and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

                      ASPECT TELECOMMUNICATIONS CORPORATION


                           Part II: Other Information


ITEM 1. LEGAL PROCEEDINGS

The segment of the telecommunications market that includes the Company's products has been characterized by extensive litigation regarding patents and other intellectual property rights. As is common in the telecommunications industry, the Company has been in the past and may in the future be notified of claims that its products or services are subject to patents or other proprietary rights of third parties. Although the Company attempts to ensure that its products and processes do not infringe such third-party patents or proprietary rights, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. Periodically, the Company negotiates with third parties to establish patent license or cross-license agreements, and the Company is currently in such negotiations. There can be no assurance that current or future negotiations will result in the Company obtaining licenses on satisfactory terms or at all. Moreover, license agreements with third parties may not include all intellectual property rights that may be issued to or owned by the licensors, and thus future disputes with these companies are possible. In the event an intellectual property dispute is not settled through a license, litigation could ensue. Any litigation or interference proceedings that may be declared by the United States Patent and Trademark Office to determine the priority of inventions, could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in such litigation or proceeding, including without limitation the Lucent litigation discussed below, could prevent the Company from making, using or selling certain of its products, and subject the Company to damage assessments, all of which could have a material adverse effect on the Company's business, operating results or financial condition.

On March 5, 1997, Lucent Technologies Inc. ("Lucent") filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania alleging that the Company infringes four of Lucent's U.S. patents (the "Lucent Patents"). In its complaint, Lucent is seeking to enjoin the Company from allegedly continuing to infringe the Lucent Patents and is seeking an unspecified amount of compensatory damages, treble damages for alleged willful infringement, and interest, expenses and attorneys' fees. On May 2, 1997, the Company filed an answer in response to the Lucent complaint, asserting that the Lucent Patents are invalid and denying the alleged patent infringement. The Company believes that it has meritorious defenses to the asserted claims and intends to defend the litigation vigorously. Although the Company does not believe that any of its products infringe any valid claims of the Lucent Patents, the outcome of litigation is inherently unpredictable, and there can be no assurance that the results of these proceedings will be favorable to the Company or that they will not have a material adverse effect on the Company's business, operating results or financial condition. Regardless of the ultimate outcome, the Lucent litigation could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. If the court determines that the Company infringes the Lucent Patents and that the Lucent Patents are valid and enforceable, it could issue an injunction prohibiting the Company from making, using or selling certain products and it could assess significant damages against the Company. Accordingly, an adverse determination in the proceeding could subject the Company to significant liabilities and require the Company to seek a license from Lucent. Although intellectual property disputes are often settled through licensing or similar arrangements, costs associated with such arrangements may be substantial, and there can be no assurance that a license from Lucent, if required, would be available to the Company on acceptable terms or at all. Jury selection for the trial of this lawsuit is scheduled to begin on April 13, 1998.

In the future, the Company could become involved in other types of litigation, such as shareholder lawsuits for alleged violations of securities laws, claims asserted by current or former employees, and product liability claims. An adverse outcome in such litigation could have a material adverse effect on the

                      ASPECT TELECOMMUNICATIONS CORPORATION


Company's business, operating results or financial condition. Regardless of merit, source, or outcome of the litigation, it could result in substantial cost to and diversion of effort by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 1997, the Annual Meeting of Shareholders of Aspect
Telecommunications Corporation was held in New York, New York.

An election of directors was held with the following individuals being elected to the Board of Directors of the Company:

         James R. Carreker    (44,867,040 votes for, 63,885 votes withheld)
         Debra J. Engel       (44,865,113 votes for, 65,812 votes withheld)
         Norman A. Fogelsong (44,866,979 votes for, 63,946 votes withheld) James L. Patterson (44,867,079 votes for, 63,846 votes withheld)
         John W. Peth         (44,866,279 votes for, 64,646 votes withheld)

Other matters voted upon and approved at the meeting, and the number of affirmative and negative votes cast with respect to each such matter were as follows:

         To ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the year ending December 31, 1997 (44,843,248 votes in favor, 26,388 votes opposed, 61,289 abstaining, no votes withheld).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

Exhibit 11.1 Statement re: Computation of Earnings Per Share

Exhibit 27 Financial Data Schedule

B. REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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

Date:  August 13, 1997

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

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
------              -----------

 11.1               Statement re:  Computation of Earnings Per Share

 27                 Financial Data Schedule