Form 10-Q
period 1997-09-30
ASPECT TELECOMMUNICATIONS CORP
filed 1997-11-13
CIK 779390

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended September 30, 1997

                                       or

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

                 1730 Fox Drive, San Jose, California 95131-2312
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

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

                                  Yes [X]  No [ ]


The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 49,792,491 at October 31, 1997.

                      ASPECT TELECOMMUNICATIONS CORPORATION


                                      INDEX


                        Description                                               Page Number
                        -----------                                               -----------
Cover Page                                                                             1

Index                                                                                  2

Part I: Financial Information

     Item 1: Financial Statements

             Condensed Consolidated Balance Sheets as of September
                 30, 1997 and December 31, 1996                                        3

             Condensed Consolidated Statements of Income for the
                 Three and Nine Month Periods Ended September 30,
                 1997 and 1996                                                         4

             Condensed Consolidated Statements of Cash Flows for the
                 Nine Month Periods Ended September 30, 1997 and 1996                  5

             Notes to Condensed Consolidated Financial Statements                      6

     Item 2: Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                       9

Part II: Other Information

     Item 1: Legal Proceedings                                                        13

     Item 2: Changes in Securities                                                    14

     Item 6: Exhibits and Reports on Form 8-K                                         14

Signature                                                                             15


                     ASPECT TELECOMMUNICATIONS CORPORATION

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                            ASSETS
                                                                        September 30,  December 31,
                                                                             1997          1996
                                                                        -------------  ------------
                                                                         (unaudited)        **
Current assets:
  Cash and cash equivalents                                               $  97,759    $  47,996
  Short-term investments                                                     50,197       67,801
  Accounts receivable, net                                                   72,089       53,211
  Inventories                                                                10,367       15,485
  Other current assets                                                       11,657       14,731
                                                                          ---------    ---------
     Total current assets                                                   242,069      199,224

Property and equipment, net                                                  58,197       51,348
Intangible assets, net                                                       26,181       28,888
Other assets                                                                  3,389        3,633
                                                                          ---------    ---------
Total assets                                                              $ 329,836    $ 283,093
                                                                          =========    =========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $  10,421    $  10,027
  Accrued compensation and related benefits                                  13,187        8,896
  Other accrued liabilities                                                  29,550       20,741
  Customer deposits and deferred revenue                                     14,150       19,481
                                                                          ---------    ---------
     Total current liabilities                                               67,308       59,145

Note payable                                                                  4,500        4,500

Shareholders' equity:
  Preferred stock, $.01 par value:
     2,000,000 shares authorized, none outstanding in 1997 and 1996               -            -
  Common stock, $.01 par value:
     100,000,000 shares authorized, shares outstanding:
     49,670,912 in 1997 and 48,806,580 in 1996                              138,701      128,186
  Net unrealized gain on available-for-sale securities                        1,508        2,534
  Accumulated translation adjustments                                        (1,765)         (45)
  Retained earnings                                                         119,584       88,773
                                                                          ---------    ---------
     Total shareholders' equity                                             258,028      219,448
                                                                          ---------    ---------
Total liabilities and shareholders' equity                                $ 329,836    $ 283,093
                                                                          =========    =========

** Derived from audited financial statements.


                            See accompanying notes.

                      ASPECT TELECOMMUNICATIONS CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (unaudited - in thousands, except per share amounts)


                                              Three Months Ended     Nine Months Ended
                                                 September 30,          September 30,
                                              -------------------   -------------------
                                                1997       1996       1997       1996
                                              --------   --------   --------   --------
Net revenues:
  Product                                     $ 68,558   $ 60,071   $202,042   $165,572
  Customer support                              30,634     20,153     82,309     54,582
                                              --------   --------   --------   --------
Total net revenues                              99,192     80,224    284,351    220,154

Cost of revenues:
  Cost of product revenues                      21,531     20,213     65,214     54,847
  Cost of customer support revenues             21,451     14,873     58,349     39,612
                                              --------   --------   --------   --------
Total cost of revenues                          42,982     35,086    123,563     94,459
                                              --------   --------   --------   --------
Gross margin                                    56,210     45,138    160,788    125,695

Operating expenses:
  Research and development                      11,452      8,930     33,964     24,595
  Selling, general and administrative           27,003     21,260     75,207     58,882
  Purchased in-process technology                4,910          -      4,910          -
                                              --------   --------   --------   --------
Total operating expenses                        43,365     30,190    114,081     83,477
                                              --------   --------   --------   --------
Income from operations                          12,845     14,948     46,707     42,218
Interest and other income, net                   1,625        482      6,466      1,033
                                              --------   --------   --------   --------
Income before income taxes                      14,470     15,430     53,173     43,251
Provision for income taxes                       7,461      5,740     22,362     16,062
                                              --------   --------   --------   --------
Net income                                    $  7,009   $  9,690   $ 30,811   $ 27,189
                                              ========   ========   ========   ========

Primary earnings per share:
  Net income per share (a)                    $   0.13   $   0.21   $   0.59   $   0.59
                                              ========   ========   ========   ========
  Shares used in per share computations (a)     52,233     46,588     52,221     46,432
                                              ========   ========   ========   ========

Fully diluted earnings per share:
  Net income per share (a)                    $   0.13   $   0.19   $   0.59   $   0.54
                                              ========   ========   ========   ========
  Shares used in per share computations (a)     52,452     52,846     52,251     52,692
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

                      ASPECT TELECOMMUNICATIONS CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited - in thousands)


                                                             Nine Months Ended
                                                               September 30,
                                                            --------------------
                                                              1997        1996
                                                            --------    --------
Cash flows from operating activities:
  Net income                                                $ 30,811    $ 27,189
  Reconciliation of net income to cash provided by
    operating activities:
    Depreciation and amortization                             14,245      10,644
    Purchased in-process technology                            4,910           -
    Gain on the sale of equity securities                     (2,070)          -
    Changes in assets and liabilities, net of effects
       from company acquired in 1997:
          Accounts Receivable                                (19,871)     (6,692)
          Inventories                                          4,856      (4,502)
          Other current assets and other assets                3,766      (1,882)
          Accounts payable                                       376      (1,489)
          Accrued compensation and related benefits            4,330       1,412
          Other accrued liabilities                            9,924       9,182
          Customer deposits and deferred revenue              (5,121)      3,553
                                                            --------    --------
                Cash provided by operating activities         46,156      37,415

Cash flows from financing activities:
    Common stock transactions                                  5,906       5,376
                                                            --------    --------
                Cash provided by financing activities          5,906       5,376

Cash flows from investing activities:
    Short-term investment purchases                          (35,836)    (75,457)
    Short-term investment sales and maturities                53,656      70,313
    Property and equipment purchases                         (19,423)    (27,370)
    Purchase of company, net of cash acquired                   (278)          -
                                                            --------    --------
                Cash used in investing activities             (1,881)    (32,514)

Effect of exchange rate changes on cash and
  cash equivalents                                              (418)       (321)
                                                            --------    --------
Increase in cash and cash equivalents                         49,763       9,956

Cash and cash equivalents:

  Beginning of period                                         47,996      22,102
                                                            --------    --------
  End of period                                             $ 97,759    $ 32,058
                                                            ========    ========

Supplemental disclosure of noncash investing activities:

  Common stock issued in connection with the acquisition of
  Commerce Soft Inc.                                        $  4,610           -



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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Business Combination

On September 2, 1997, the Company acquired Commerce Soft Inc. (Commerce Soft), a developer of customer interaction technology. In connection with the acquisition, the Company issued approximately 177,000 shares of common stock for all the outstanding stock of Commerce Soft and assumed outstanding Commerce Soft stock options, which were converted to options to purchase approximately 21,000 shares of the Company's common stock. The transaction was accounted for as a purchase which resulted in a one-time charge of $4.9 million in the third quarter ending September 30, 1997 related to in-process technology. The remaining portion of the purchase price that exceeded the net assets of Commerce Soft was recorded as an intangible asset and is being amortized over a period of two years. The results of operations of Commerce Soft are included in the accompanying financial statements since the date of acquisition. The historical operations of Commerce Soft are not material to the Company's consolidated operations and financial position, and therefore pro forma summaries are not presented.

Per Share Information

Per share information for the periods presented is computed using the weighted average number of common and common equivalent shares outstanding. For primary earnings per share calculations, common equivalent shares consist of the incremental shares issuable upon the assumed exercise of dilutive stock options using the treasury stock method.

The fully diluted earnings per share calculations for both the three and nine month periods ended September 30, 1997 are computed in a manner similar to the primary earnings per share calculations. For the fully diluted earnings per share calculations for both the three and nine month periods ended September 30, 1996, common equivalent shares also include the dilutive effect of incremental shares issuable upon the conversion of the 5% convertible subordinated debentures, and net income is adjusted for the interest expense, net of income taxes, related to the debentures. On October 15, 1996, the Company converted all $55 million of its convertible subordinated debentures into approximately 5.7 million shares of the Company's common stock.

                      ASPECT TELECOMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of:

                                                (in thousands)
                                        September 30,     December 31,
                                            1997              1996
                                        -------------     ------------
               Raw materials               $ 5,237          $ 7,058
               Work-in-progress              2,344            3,081
               Finished goods                2,786            5,346
                                           -------          -------
               Total                       $10,367          $15,485
                                           =======          =======

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

If SFAS 128 had been in effect during the three month periods ended September 30, 1997 and 1996, basic EPS would have been $0.14 and $0.23, respectively. If the pronouncement had been in effect during the nine month periods ended September 30, 1997 and 1996, basic EPS would have been $0.63 and $0.64, respectively. Diluted EPS under SFAS 128 would have been approximately the same as the fully diluted EPS currently reported for all periods presented.

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

Contingencies

On March 5, 1997, Lucent Technologies Inc. ("Lucent") filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania alleging that the Company infringes four of Lucent's U.S. patents (the "Lucent Patents"). In its complaint, Lucent is seeking to enjoin the Company from allegedly continuing to infringe the Lucent Patents and is seeking an unspecified amount of compensatory damages, treble damages for alleged willful infringement, and interest, expenses and attorneys' fees. On May 2, 1997, the Company filed an answer in response to the Lucent complaint, asserting that the Lucent Patents are invalid and denying the alleged patent infringement. The Company believes that it has meritorious defenses to the asserted claims and intends to defend the litigation vigorously. Although the Company

                      ASPECT TELECOMMUNICATONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In 1996, the Company completed two acquisitions: Envoy Holdings Limited (Envoy) on September 30, 1996, and Prospect Software, Inc. (Prospect) on October 21, 1996. Envoy provides call center and telebusiness solutions designed to improve customer service through consulting services, software, and systems integration. Prospect is a provider of application development tools for building connectivity to a variety of call center systems and network-based computer applications. Both acquisitions were accounted for as pooling of interests and all financial results for 1996 reflect the acquisitions. As the historical operations of Envoy and Prospect were not significant to any year presented, the Company's financial statements for years prior to 1996 were not restated and the financial effects of results of operations for both acquired companies for years prior to 1996 were accounted for as increases to retained earnings in 1996.

On September 2, 1997, the Company acquired Commerce Soft Inc. (Commerce Soft), a developer of customer interaction technology. In connection with the acquisition, the Company issued approximately 177,000 shares of common stock for all the outstanding stock of Commerce Soft and assumed outstanding Commerce Soft stock options, which were converted to options to purchase approximately 21,000 shares of the Company's common stock. The transaction was accounted for as a purchase which resulted in a one-time charge of $4.9 million in the third quarter ending September 30, 1997 related to in-process technology. The remaining portion of the purchase price that exceeded the net assets of Commerce Soft was recorded as an intangible asset and is being amortized over a period of two years. The results of operations of Commerce Soft are included in the accompanying financial statements since the date of acquisition.

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

                      ASPECT TELECOMMUNICATIONS CORPORATION

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

RESULTS OF OPERATIONS

Net Revenues

Total net revenues for the third quarter of 1997 were $99 million, representing an increase of 24% compared with total net revenues of $80 million for the same period of 1996. Total net revenues for the first nine months of 1997 were $284 million, up 29% compared with the same period in 1996.

Product revenues for the third quarter of 1997 were $69 million, up 14% compared with product revenues of $60 million for the same period of 1996. For the first nine months of 1997, product revenues grew 22% to $202 million, up from $166 million in the same period in 1996. The increases in product revenues for both periods were primarily attributable to increased demand for new systems and add-ons. Growth in product revenues for the third quarter and first nine months of 1997, compared with the same periods of 1996, was significantly higher in international markets than in North America. Average selling price on new systems remained relatively unchanged across the periods.

Customer support revenues for the third quarter of 1997 were $31 million, a $10 million or 52% increase from the third quarter of 1996. For the first nine months of 1997, customer support revenues were $82 million, up 51% compared with the same period of 1996. The increases in customer support revenues for both periods resulted primarily from increases in maintenance revenue as a result of the growth in the Company's installed base. Customer support revenues include charges for providing contractually agreed-upon ongoing system service and maintenance, which typically commence twelve months from the date a system is first installed; charges to install products at customer sites; consulting and systems integration revenue; and other support services provided to the Company's customers. Contract support revenues are largely dependent on renewable customer support contracts and will be primarily affected by the general growth in the installed base. Installation revenue is generally associated with certain product revenue, although no installation revenue is ordinarily received for product sales to the Company's distributors. In 1996, the Company established the Aspect Consulting and Systems Integration (C&SI) business unit. C&SI revenues are dependent on the Company's ability to obtain contracts for suitable projects and successfully complete these projects. Since many of the costs associated with providing customer support do not vary proportionately with customer support revenues, quarterly fluctuations in customer support revenues can have a significant impact on the related gross margin.

Gross Margin on Product Revenues

Product gross margin increased to 69% for the third quarter of 1997 from 66% for the same period of 1996. For the first nine months of 1997, product gross margins were 68%, up from 67% for the same period of 1996. The strengthening in product gross margin in both periods reflects increases in add-on margins, among other factors. On a forward-looking basis, the Company expects that the following factors, among others, could have a material impact on product gross margins: the mix of products sold; the channel of distribution; the portion of systems revenues related to accounts purchasing multiple systems; the mix and level of third-party product included as part of systems integration projects; and the results of newly acquired subsidiaries and newly established business units.

                      ASPECT TELECOMMUNICATIONS CORPORATION



Gross Margin on Customer Support Revenues

Customer support gross margin increased to 30% for the third quarter of 1997 from 26% for the same period of 1996. For the first nine months of 1997, customer support gross margin increased to 29% from 27% for the same period of 1996. The increases in customer support gross margin for both periods were primarily attributable to growth in maintenance revenues at a rate significantly greater than related costs. On a forward-looking basis, the Company anticipates that customer support margins will vary from quarter to quarter due to fluctuations in customer support revenues, since many of the costs associated with providing customer support do not vary proportionately with customer support revenues, the expansion of its customer support infrastructure, and the Company's ability to build a successful C&SI business unit.

Research and Development Expenses

Research and development ("R&D") expenses were $11 million for the third quarter of 1997, representing an increase of 28% when compared with R&D expenses of $9 million for the same period of 1996. For the first nine months of 1997, R&D expenses were $34 million, up 38% from the same period of 1996. R&D increases for both periods were primarily attributable to increased personnel and labor costs, as well as, other infrastructure costs. As a percentage of net revenues, R&D spending was 12% for both the third quarter and first nine months of 1997 compared to 11% for the same periods of 1996. The Company continues to believe that significant investment in R&D is required to remain competitive and anticipates, on a forward-looking basis, that such expenses will increase in terms of absolute dollars for 1997 as a whole, when compared to 1996, although such expenses as a percentage of net revenues may fluctuate on a quarterly basis.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $27 million for the third quarter of 1997, representing an increase of 27% when compared with SG&A expenses of $21 million for the same period of 1996. For the first nine months of 1997, SG&A expenses were $75 million, up 28% from the same period of 1996. The increases in SG&A for both periods were primarily related to increased personnel, infrastructure, and legal costs. As a percentage of net revenues, SG&A was 27% for the third quarter of 1997 and 26% for the first nine months of 1997 compared with 27% for both periods in 1996. The Company anticipates, on a forward-looking basis, that SG&A expenses will increase in terms of absolute dollars for 1997 as a whole, when compared to 1996, although such expenses as a percentage of net revenues may fluctuate on a quarterly basis. In addition, on a forward-looking basis, legal expenses are expected to increase in future periods due to the Lucent Technologies Inc. litigation (see Part II, Item 1. Legal Proceedings).


Net Interest and Other Income

Net interest and other income increased to $1.6 million for the third quarter of 1997 from $0.5 million for the same period of 1996. Net interest and other income increased to $6.5 million for the first nine months of 1997 from $1.0 million for the same period of 1996. Included in other income for the nine months of 1997 is approximately $2 million from a gain on the sale of appreciated equity securities. The increases in interest and other income during 1997 were due primarily to such gain on the sale of equity securities, higher interest earning balances, and the conversion of the Company's $55 million of convertible subordinated debentures in October 1996. Interest expense on the convertible subordinated debentures for the three month and nine month periods ended September 30, 1996 was $0.7 million and $2.2 million, respectively.

                      ASPECT TELECOMMUNICATIONS CORPORATION



Income Taxes

The Company's effective income tax rate was 51.6% and 42.1%, respectively, for the three month and nine month periods ending September 30, 1997. These rates reflect the tax effect of the non-deductible, non-recurring charge for purchased in-process technology associated with the acquisition of Commerce Soft. Exclusive of this non-recurring charge, the Company's effective tax rate for both the three month and the nine month periods ending September 30, 1997 was 38.5%, up from 37.2% and 37.1%, respectively, for the comparable periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company's principal source of liquidity consisted of cash, cash equivalents, and short-term investments totaling $148 million, which represented 45% of total assets. The primary sources of cash for the first nine months of 1997 consisted of cash provided by operating activities of $46 million, net of a $20 million increase in accounts receivable, net sales and maturities of short-term investments of $18 million, and proceeds from the issuance of common stock under various stock plans of $6 million. The primary uses of cash for the nine month period of 1997 was for property and equipment purchases of approximately $19 million.

As of September 30, 1997, the Company's outstanding borrowings consisted of a $4.5 million note payable incurred in connection with the acquisition of TCS in October 1995.

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

                      ASPECT TELECOMMUNICATIONS CORPORATION


                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The segment of the telecommunications market that includes the Company's products has been characterized by extensive litigation regarding patents and other intellectual property rights. As is common in the telecommunications industry, the Company has been in the past and may in the future be notified of claims that its products or services are subject to patents or other proprietary rights of third parties. Although the Company attempts to ensure that its products and processes do not infringe such third-party patents or proprietary rights, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. Periodically, the Company negotiates with third parties to establish patent license or cross-license agreements. There can be no assurance that such negotiations will result in the Company obtaining a license on satisfactory terms or at all. Moreover, license agreements with third parties may not include all intellectual property rights that may be issued to or owned by the licensors, and thus future disputes with these companies are possible. In the event an intellectual property dispute is not settled through a license, litigation could ensue. Any litigation or interference proceedings that may be declared by the United States Patent and Trademark Office to determine the priority of inventions, could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in such litigation or proceeding, including without limitation the Lucent litigation discussed below, could prevent the Company from making, using or selling certain of its products, and subject the Company to damage assessments, all of which could have a material adverse effect on the Company's business, operating results or financial condition.

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

ITEM 2.  CHANGES IN SECURITIES

On September 2, 1997, the Company acquired Commerce Soft Inc. (Commerce Soft). In connection with the acquisition, Aspect issued 177,309 shares of the Company's common stock to the shareholders of Commerce Soft following the merger of a wholly-owned subsidiary of the Company with and into Commerce Soft.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

Exhibit 11.1   Statement re: Computation of Earnings Per Share

Exhibit 27     Financial Data Schedule

B.  REPORTS ON FORM 8-K

Reports on Form 8-K filed during the quarter ended September 30, 1997:

      Form 8-K dated July 18, 1997:

        Item 5. Other Events - Announcement of earnings and results of operations for the quarter ended June 30, 1997.

        Item 7. Financial Statements, Pro Forma Financial Information and Exhibits - Aspect Telecommunications Corporation Press Release dated July 16, 1997.

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



                                   ASPECT TELECOMMUNICATIONS CORPORATION
                                                (Registrant)

Date:  November 13, 1997

                                   By

                                      /s/  ERIC J. KELLER
                                      ---------------------------------------
                                      Eric J. Keller
                                      Vice President, Finance and Chief
                                      Financial Officer  (Duly Authorized
                                      and  Principal Financial and Accounting
                                      Officer)

                                EXHIBIT INDEX







Exhibit                 Description
-------                 ------------

11.1                    Statement re: Computation of Earnings Per Share

27                      Financial Data Schedule