Form 10-K405
period 1997-12-31
ASPECT TELECOMMUNICATIONS CORP
filed 1998-03-27
CIK 779390

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

        For the fiscal year ended December 31, 1997 or

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 17, 1998, was $978,156,309 based upon the last sale price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13G's filed by such persons) to beneficially own more than 5% of the Registrant's Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of March 17, 1998, was 50,227,126.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Proxy Statement for the Annual Meeting of Shareholders of Aspect Telecommunications Corporation (Proxy Statement) scheduled to be held on May 14, 1998, are incorporated by reference in Parts I, II, III, and IV of the Report on Form 10-K.

                      ASPECT TELECOMMUNICATIONS CORPORATION

PART I

ITEM 1.  BUSINESS

Aspect Telecommunications Corporation(1) (Aspect or the Company) is a worldwide provider of comprehensive business solutions for companies that generate revenue, serve customers, and handle inquiries. The Company's solutions include automatic call distributor (ACD) systems and software; computer-telephony integration (CTI) application software and tools; interactive voice response
(IVR) systems; Web response systems; management information and reporting tools; and planning and forecasting packages. The Company also delivers consulting, training, and systems integration services that help companies plan, integrate, staff, and manage call centers effectively.

In September 1997, the Company acquired Commerce Soft Inc. (Commerce Soft), a developer of customer interaction technology. The transaction was accounted for as a purchase and the operating results of Commerce Soft have been included in the consolidated statements of income since the date of acquisition.

In 1996, the Company completed two acquisitions: Envoy Holdings Limited (Envoy) and Prospect Software, Inc. (Prospect). Envoy provides call center and telebusiness solutions designed to improve customer service through consulting services, software, and systems integration. Prospect is a provider of application development tools for building connectivity to a variety of call center systems and network-based computer applications. Both acquisitions were accounted for as pooling of interests and all financial results for 1996 reflect the acquisitions. As the historical operations of Envoy and Prospect were not significant to any year presented, the Company's financial statements for years prior to 1996 have not been restated and the financial effects of the results of operations for years prior to 1996 for both acquired companies have been accounted for as increases to retained earnings in 1996.

In October 1995, the Company acquired TCS Management Group, Inc. (TCS), a company engaged in the business of designing, marketing, and supporting software that automates the tasks associated with managing the workforce in a call center. The acquisition was accounted for as a purchase and the operating results of TCS have been included in the consolidated statements of income since the date of acquisition.

Except for historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 32E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof. Such risks and uncertainties are described below and in the section titled "Business Environment and Risk Factors" in the 1997 Annual Financial Report to Shareholders, an appendix to the 1998 Proxy Statement, which is incorporated by reference in this Annual Report on Form 10-K.

Aspect has periodically acquired companies and intellectual property and made minority equity investments in companies with products, services, or technologies that potentially complement the Company's business. In the future, the Company may make further strategic acquisitions and investments or enter into joint ventures or strategic alliances with other companies. Such transactions entail numerous risks, including the following: inability to successfully integrate such companies' personnel and businesses; inability to realize anticipated synergies, economies of scale, or other value associated with such transactions; inability to commercialize acquired technologies successfully or on a timely basis; diversion of management's attention and disruption of the Company's ongoing business; inability to retain key technical and managerial personnel; inability to establish and maintain uniform standards, controls, procedures, and policies; and impairment of relationships with employees, customers, or others. In addition, future acquisitions or investments by the Company may result in the issuance of additional equity or debt securities, significant one-time write-offs, and the

--------
(1) Aspect, the Aspect logo, ActionAgent, Affinity Alliance, Agility, Application Bridge, Aspect Architect, Aspect TeleCaster, Aspect TeleSet, Aspect WinSet, CustomView, Event Bridge, and Network InterQueue are trademarks or registered trademarks of Aspect Telecommunications Corporation. All other product or service names mentioned in this document may be the trademarks of the companies with which they are associated.

creation of goodwill or other intangible assets that result in future charges to earnings. Failure to avoid these or other risks and costs associated with such business combinations, investments, joint ventures, or strategic alliances could have a material adverse effect on the Company's business, operating results, and financial condition.

The Company has experienced a period of rapid growth that has placed a significant strain on the Company's managerial and operational resources. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train, and manage its employee base. For example, the Company intends to implement upgrades to its internal integrated business application software systems. There can be no assurance that complications will not arise from these software system transitions, resulting in substantial unanticipated expenses. In addition, the Company must carefully manage accounts receivables to limit credit risk and maintain inventories at levels consistent with product demand and the requirements of new product introductions. Inaccuracies in demand forecasts or disruption in the supply chain could quickly result in insufficient or excessive inventories and obsolescence expense.

INDUSTRY BACKGROUND

Many companies recognize that excellent customer service can be employed to differentiate their firms from competitors and gain market share. As a result, customer service has received greater prominence and resource allocation in a wide variety of manufacturing and service industries. In addition to seeking improved overall responsiveness to customer needs, certain companies have recognized the benefits of market segmentation by introducing premium service marketing programs, which provide a prioritized level of service for their most valued customers.

In many cases, companies attempt to differentiate themselves from their competitors by providing superior customer service by telephone. The opportunity for conducting business over the telephone has risen in recent years, reflecting telecommunications deregulation, which has reduced the cost of using the telephone as a business tool. Many companies have established telephone sales and support centers staffed by employees who handle the thousands of calls that may be received each day.

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

Increased emphasis on customer service by a wide variety of manufacturing and service companies has led to a growing number of call transaction processing applications in such diverse industries as computer software and systems, financial services, insurance, travel and entertainment, retail catalog sales, office products, consumer products, public utilities, publishing, and health care.

PRODUCTS AND SERVICES

The Company's products and services are designed to create a comprehensive array of integrated call center solutions. The products include automatic call distributors, workforce productivity products, networking software for virtual call centers, interactive response systems, management information and reporting tools for call centers, CTI middleware, graphical user interface integration-enabling software, and call center planning and forecasting software packages. The services include installation and cutover support for system implementation, ongoing system support services, business applications consulting, systems integration, and customer education services. Collectively, these products and services provide integrated benefits in intelligent call management, workforce productivity, call transaction automation, and business reengineering for customer-centric corporate initiatives. In 1997, approximately 70 percent of the Company's net revenues were product revenues and the balance were customer support revenues.

    AUTOMATIC CALL DISTRIBUTOR PRODUCTS

Historically, the Company's core product offering has been a highly scalable, mission-critical family of digital automatic call distributor systems known as the Aspect ACD System. Introduced in 1987, this product line has accounted for the majority of the Company's sales volume to date, and has helped establish the Company's reputation in the call center industry. Through the end of 1997, Aspect has delivered approximately 1,500 of these systems to customers in a diverse array of industries including transportation, financial services, technology, insurance, retailing, government and telecommunications. Because these systems are deployed in mission-critical applications such as customer service, direct sales, and help desks, the underlying software and platform have been designed for high availability as well as flexibility, and span multiple uses.

From time-to-time since the product's introduction, Aspect has upgraded the technological base of the Aspect ACD System from Release 1 through Release 6, incorporating both new software capabilities and more powerful processors and larger storage components. In November 1997, the Company announced Aspect ACD Software Release 7, which utilizes a more advanced processor and operating system as underlying technologies. The external functionality of this new release is similar to the prior product version, designed to provide a straightforward upgrade path for existing customers while offering larger configurations and more intuitive design and implementation tools for both existing and potential new customers. The Aspect ACD Software Release 7 marks the first of this series of Company applications implementing a horizontally layered architecture designed to allow the call distribution functionality to be packaged and sold through systems integrators or directly to major end-user customers. In early 1998, the Company announced general availability of the ACD Software Release 7 in its major markets.

    WORKFORCE PRODUCTIVITY PRODUCTS

Coupled with its ACD products, Aspect has offered advanced desktop technology for call center agents and supervisory staff, designed for high-volume call handling. The Aspect TeleSet is a freestanding special-purpose telephone set designed specifically for the requirements of modern call centers. The Aspect TeleCaster is a wall-mounted visual alerting panel providing at-a-glance system-wide or group status information. Aspect WinSet for Windows software brings the capabilities of the Aspect TeleSet into a desktop personal computer, replacing the Aspect TeleSet with a simple adapter and a personal computer graphical interface, replicating and extending the call handling functions of the telephone on the computer screen.

Extending the geographical boundaries of the call center, the Aspect
Remote StaffCenter allows clusters of Aspect TeleSets and Aspect WinSets to be located at a distance from the main center. Customers use this capability to extend the call center working environment to branch offices and to establish operating centers in sites more convenient to employees' homes. The Anywhere Agent capability extends the range of Aspect TeleSet functionality to other remote locations, including home offices, via the WinSet application.

With the acquisition of Commerce Soft in 1997, the Company gained technology that expands the call handling scope of its call center products to include interactive processing of transactions initiated over the Internet World Wide Web. Early implementations of these capabilities have been delivered as systems integration custom projects and, in 1998, the Company announced a standard product offering named WebAgent, based on the Commerce Soft technology.

    NETWORKING SOFTWARE FOR VIRTUAL CALL CENTERS

With many Aspect ACD Systems implemented in accounts comprising multiple geographic sites, the Company has developed capabilities to meet the needs of these large, distributed operations. In response to customer requirements, the Company introduced Network InterQueue software in 1995. This software, resident in each system in a network of two to more than 50 sites, is designed to provide a real-time coordinated load-balancing and resource allocation function that allows large call centers to be implemented as a single virtual system distributed over a large geographic area.

In response to anticipated reductions in international telecommunications costs, the Company believes that more global call center customers will seek to implement "follow-the-sun" multi-site, networked call centers located several time zones apart. Using international variants of Network InterQueue software, these implementations will be designed to allow calls to enter a global virtual call center network from any location and be served at the site best able to handle each call.

    INTERACTIVE RESPONSE SYSTEMS PRODUCTS

In 1994, the Company introduced the Aspect Agility interactive response system, providing an automated capability for delivering customer-requested interactive information in a call center environment. Since its introduction, Agility systems have been implemented in a wide array of applications, leveraging corporate data to fulfill user requests for flight arrivals, bank balances, stock quotes, warranty authorizations, and other self-service transactions that do not require immediate access to a human service representative. Agility ActionAgent software is an integral software agent that is designed to perform even complex tasks with precision and reliability.

    MANAGEMENT INFORMATION AND REPORTING TOOLS

Aspect offers call center managers, supervisors, and analysts, as well as staff outside the call center department a wide variety of management information features, including detailed and summary views of calling volumes, call handling efficiencies, trends, and other business and IT-related information. The Aspect CustomView family of management information software consists of: ReportWriter which allows the development and customization of reports; ReportRunner to run, schedule, and distribute reports; and ReportFolios for templates of frequently sought reports.

The Aspect System Management Suite is an integrated set of software applications providing a graphical user interface for direct access and centralized control of call center system resources and features. Its five integrated software packages include Hardware Administrator, Agent Administrator, System Administrator, Route Administrator, and Alert Manager. Using these desktop programs, users can set up call routings and add, delete, and update resources to adapt to changing conditions.

    CTI MIDDLEWARE

Starting in 1988, Aspect began delivering technology that was an early leading product for computer-telephony integration. Aspect Application Bridge software, a message-oriented data stream allowing data-directed call routing and synchronized screen-pop applications, has now been installed on approximately 500 systems and is responsible for presenting customer screen information to agents concurrent with audio cut-through. Since 1992, Application Bridge software has been available as a high-speed Ethernet connection and has been combined with Aspect Resource Bridge and Aspect Event Bridge software to provide client/server data networking technology designed to allow the systems employed in the call center to evolve into servers in enterprise-wide data networks.

With the acquisition of Prospect Software in 1996, the Company added an important CTI product family, namely a switch-neutral CTI open application programming interface toolkit and a set of software procedures for development of screen pops and intelligent data-directed routing applications. There are more than 250 installations of Prospect CTI middleware, including sites coupled to Aspect ACD Systems as well as to PBX or ACD systems from other switch vendors, including Lucent Technologies Inc. (Lucent), Northern Telecom Limited (Nortel), and Rockwell International Corporation (Rockwell).

    GRAPHICAL USER INTERFACE INTEGRATION-ENABLING SOFTWARE

To achieve integration between a variety of application software modules and set the basis for future integration, including applications developed by both the Company and third-parties, Aspect created the Aspect Architect workflow creation tool, a graphical user interface for the design of call flows, work flows, scripts, and other flowchart-like specifications of state-driven software. Included as a component of Aspect ACD Software Release 7, the Aspect Architect provides an important integration-enabling software capability.

    CALL CENTER PLANNING AND FORECASTING SOFTWARE

A common issue for many call center managers is the provision of appropriate levels of staff resources for expected transaction volumes by time of day, and under varying assumptions about operating conditions. With the acquisition of

TCS Management Group in 1995, the Company established an independent subsidiary that is a market leader in workforce staff forecasting and planning requirements software. The TCS TeleCenter System is a personal computer-based software package that allows users to define operating requirements, staff preferences and alternative case scenarios, and then to produce likely performance outcomes. After resource constraints are adjusted and optimized, a forecast for staff resources for each operating period is produced, and staff rosters and schedules are developed.

    SYSTEMS INSTALLATION AND CUTOVER SUPPORT SERVICES

Inherent in the selection of a supplier of call center technology is the customer's need for support in the provisioning of the software and hardware, connection and integration to telephony and data networks, definition and setup of routing statements, definition of agent skills, and planning for the startup of operations-whether for the first day of operation in a new center or for the transfer of call traffic from an existing center. The Company provides project management and a cross-functional support services team to its direct customers to meet these requirements.

    ONGOING SYSTEM SUPPORT SERVICES

Once in service, the Company's products are generally considered to be mission-critical systems in front office applications by the Company's customers. Therefore, the availability of 24-hour, 7-day, 365-day-per-year support is required by the Company's typical customers. A variety of ongoing support plans allows customers to tailor the level of support being purchased. The Company maintains several customer operations support centers, which allows the Company to provide needed levels of customer access and trouble resolution. An extensive field-deployed spare parts inventory and trained field support staff are designed to assure rapid response when system performance is impacted by a hardware-related problem. For software or configuration issues, most problems are resolved via interactive tools for the analysts in the support centers or via online download of software corrections.

    BUSINESS APPLICATIONS CONSULTING

Many of the Company's solutions are highly configurable, but require the customer or a third party to determine exactly how to best utilize the capabilities available. For the Company's main product offerings, a field-based set of applications consultants assists direct customers in relating Aspect solutions to their specific business requirements. When needed, specialists and other resources may be utilized to select and recommend optimum solutions. Customized script development and other applications-oriented solutions services are available on a case-specific basis.

    SYSTEMS INTEGRATION SERVICES

In 1996, the Company formed a special professional services organization to create and deliver vendor-independent systems integration services for customers needing one-of-a-kind high-end call centers. During 1997, the Aspect Consulting and Systems Integration business unit significantly expanded its business volume from the previous year and brought the Company high-end opportunities that were not previously available.

    CUSTOMER EDUCATION SERVICES

The Company routinely trains its customers in the correct methods for operating and gaining utility from its software packages and integrated systems.

SALES AND MARKETING

The Company sells its systems on a direct basis in major metropolitan markets in the United States and through its subsidiaries in international markets. In addition, the Company has agreements under which various distributors sell, install, and support Aspect solutions.

The Company historically has relied primarily on its direct sales force and a limited number of distributors. In the future, the Company may depend increasingly on expanded distributor, electronic, and other alternate distribution channels to accommodate changing customer preferences. As a result, if the Company is unable to successfully expand its channels of distribution to address changes in customer preferences, competitive environment, or other factors, it could have a material adverse effect on the Company's business, operating results, and financial condition.

The Company currently operates in several international markets and anticipates entering additional markets in the future. The financial resources required to enter a new international market may vary substantially, and many countries require multiple governmental approvals prior to allowing a new entrant into the market. The cost and timing of these approvals, which may require the Company to modify its products, are often subject to considerable uncertainty and could result in longer lead times than initially anticipated. The Company's international operations are subject to additional risks, including market acceptance; exchange rate fluctuations; delays in telecommunications deregulation; difficulties in staffing and managing foreign subsidiary operations; political and economic instability; potentially negative tax consequences; and foreign and domestic trade legislation, which could result in the creation of trade barriers such as tariffs, duties, quotas, and other restrictions. Failure to successfully enter certain international markets on a timely basis could impair the Company's competitive position in such markets and prevent the Company from obtaining the scale advantages of global competitors.

The Company's customers generally purchase the Aspect ACD System outright or place the system on a third-party full-payout lease. Aspect's standard terms of payment, regardless of whether the customer is using a third-party lease, include a deposit at the time of placing the order, a progress payment at delivery, and a final payment after installation.

The Company generally recognizes revenue from the sale of systems upon installation at the customer site; revenues from add-ons, upgrades, software licenses, and sales to distributors are generally recognized upon shipment to the customer or distributor. Customer support revenues consist primarily of revenues from new system installations, which are recognized when the service is provided, and ongoing customer support revenues, which are recognized ratably over the support period.

The Company's revenues, gross margins, and operating results may fluctuate significantly from period to period for many reasons including, without limitation: reduced demand for the Company's products and services; a limited number of large systems or multisystem orders accounting for a significant portion of product revenues in any particular quarter; dependence on new customers for a significant percentage of product revenues; fluctuations in the results of operations of existing operations, recently acquired subsidiaries, newly established business units or distributors of the Company's products or services, or mix of products and services and channels of distribution; or changes in market growth rates for different products and services. In addition, the Company's products typically represent substantial capital commitments by customers, involving a long sales cycle and, as a result, customer purchase decisions have been, and in the future may be, significantly affected by a variety of factors including, without limitation: general economic and financial market conditions; world political events; trends in capital spending for telecommunications products; market competition and the availability or announcement of alternative technologies; and the degree to which call transaction processing is mission critical for customers.

The average selling price for the Aspect ACD System is approximately $400,000, and prices range from approximately $100,000 to approximately $2.5 million for fully configured systems, depending on system size and optional features.

PRODUCT SUPPORT

The Company installs, maintains, and supports systems sold directly in the United States with the Company's own employees or qualified third parties in selected cities. Although the Company anticipates that some customers may elect to maintain their own systems in the future, substantially all direct U.S. customers currently have support contracts with the Company. The Company subcontracts some field support for certain customers to distributors and other third parties in selected geographic locations. The Company expects to expand support coverage to additional cities, primarily through the addition of direct field support employees. In international markets, customers receive support directly from Aspect, from distributors, or from certain third parties. The Company has established Customer Operations Support Centers based in San Jose, California; Atlanta, Georgia; London, England; Langen, Germany; and Amsterdam, The Netherlands.

The purchase price of a system typically includes an initial twelve-month support and warranty period (warranty only in international markets), which begins at the installation date. Subsequent support (initial support in international markets) is provided to the Company's direct customers under a contractual support agreement.

PRODUCT DEVELOPMENT

The Company has a continuing program of product development directed toward the enhancement of existing products based upon current and anticipated customer needs. The Company's research and product development efforts also emphasize introduction of new products to broaden the Company's product line and to reach a larger segment of the call transaction processing market, which has expanded to include transactions using many different forms of media, including the World Wide Web, fax, IVR, and electronic mail. During 1997, 1996, and 1995, the Company invested approximately $45,700,000, $34,600,000, and $23,500,000, respectively, in research and development. The Company believes that a significant commitment of financial resources and talent will be necessary to maintain and increase its competitive position in the years ahead, and expects to increase its total spending for research and development in 1998. The Company's product development organization includes approximately 240 persons as of December 31, 1997.

Due to their complexity and sophistication, from time to time the Company's software products contain defects that can be difficult to correct. There can be no assurance that software defects will not cause delays in product introductions and shipments, result in increased costs, require design modifications, impair customer satisfaction with the Company's products, or result in unanticipated downtime and lost revenues. Any such event could materially adversely affect the Company's business, operating results, and financial condition.

The Company's products are subject to various regulations that require, among other things, that the Company's products meet certain radio frequency emission standards, be compatible with the public telephone networks, and conform to certain safety and other standards. Sales of products that fail to comply with these regulations may be prohibited by regulatory authorities until appropriate modifications are made. There can be no assurance that the Company will be successful in obtaining or maintaining the necessary regulatory approvals for its products, and failure to do so could have a material adverse effect on the Company's business, operating results, and financial condition.

MANUFACTURING

The Company's manufacturing operations consist primarily of final assembly and testing of materials, components, subassemblies, and systems, together with related quality management processes. The Company presently uses third parties to perform various levels of product assembly. The Company believes that its approach to system design has allowed flexibility in the manufacturing process and has allowed the Company to satisfy a wide variety of customer configuration requirements, while achieving high quality and reasonable lead times. To date, customer returns of the Company's products have not been material.

The Company orders materials with differing lead times, generally 30 to 120 days ahead of required date of delivery to the Company. Because this is a longer timeframe than the average customer order to shipment cycle, the Company acquires materials and builds standard assemblies based on forecasted production requirements. Upon receipt of firm orders from customers, the Company assembles fully configured systems, and subjects them to a number of tests before shipment. The Company's manufacturing procedures are designed to assure rapid response to customer orders, but create a risk of excess or inadequate inventory when orders do not match forecasts.

Certain critical components are presently available only from a single source or from limited sources of supply. Some of these suppliers utilize proprietary technology that could require redesign of the Company's products with a change in vendor. Additionally, there can be no assurance suppliers will not discontinue or modify these components in a manner incompatible with the Company's use. Some manufacturing processes have been contracted to outside vendors, and certain of the tools and processes cannot be easily migrated to other vendors. Any difficulty these vendors have in meeting the Company's requirements for any reason could have a material adverse effect on the Company's business, operating results, and financial condition.

The Company manufactures components incorporated into its products pursuant to engineering and manufacturing licenses from third parties. The Company depends upon the licensors to provide technical support and cooperation in optimizing the Company's use of the licensed technologies. Should any of the licensors become unable to provide such technical support, the Company would have to develop internal capabilities or otherwise locate alternative technical support. This in turn could adversely affect the Company's ability to complete timely shipments during the transition. If, due to a breach of a license agreement or otherwise, the Company becomes unable to continue to utilize the applicable licensed technology, the Company's business, operating results, and financial condition could be materially adversely affected.

COMPETITION

The Company believes the market for its products and services is highly competitive and that competition is likely to intensify. The Company's principal competitors currently include companies that market ACD systems, private branch exchange systems that include ACD features, and alternative or complementary technologies and services such as CTI software companies and systems integrators. The Company anticipates that telephone operating companies could market ACD functionality. Additional potential competitors include companies with technologies capable of providing call transaction processing, including participants in the problem tracking and resolution software market, pre-network routing companies, and a wide variety of CTI and software companies. As the hardware requirements for a traditional call center diminish due to the emergence of the Internet, local area networks, and other factors, other companies may obtain a significant position in the call transaction processing market. Many current and potential competitors, including but not limited to Lucent, Nortel, Rockwell, and Siemens Business Communications Systems, Inc., have longer operating histories, considerably greater resources, and larger customer bases than Aspect. Consequently, the Company expects to encounter substantial competition from these sources, as well as from new market entrants and emerging technologies. Intensified competition could result in lower prices and margins for Aspect products, which could materially adversely affect the Company's business, operating results, and financial condition.

The market for Aspect products and services is subject to rapid technological change and new product introductions. Current competitors or new market entrants may develop new, proprietary products with features that could adversely affect the competitive position of the Company's products. There can be no assurance that the Company will be successful in accurately anticipating market demand for products being developed; in developing, manufacturing, or marketing new products or services in a timely manner; or in enhancing existing products and services.

Sales and installations of Aspect ACD Systems account for a substantial portion of net revenues. Any factor adversely affecting demand or the failure of any Aspect product or service to meet customer specifications, including system performance, system availability, installation or service delivery commitments, or other requirements, could have a material adverse effect on the Company's business, operating results, and financial condition.

INTELLECTUAL PROPERTY

The Company's success depends in part upon its internally developed technology. The Company generally enters into confidentiality or license agreements with its employees, consultants, and vendors, and generally controls access to and distribution of its software, documentation, and other proprietary information. Despite these precautions, unauthorized third parties may copy or otherwise obtain and use the Company's technology. In addition, third parties may develop similar technology independently.

The Company files patent applications to protect inventions and improvements that are significant to the development of its business. In October 1997, the Company acquired two intellectual property portfolios by paying $9,750,000 in cash and issuing $10,000,000 in notes payable. Including these portfolios, the Company currently holds 31 issued United States patents and a lesser number of issued foreign patents and has pending 29 United States patent applications and a lesser number of corresponding foreign patent applications that cover various aspects of its technology. The Company's issued United States patents expire on dates ranging from 2004 through at least 2015. There can be no assurance that any of the claims in the pending applications will be allowed, or that any issued patents will be upheld, or not circumvented by competitors, or that any patents or licenses will provide competitive advantages for the Company's products.

The Company maintains as proprietary the software that is delivered to its customers. Under certain circumstances, a limited number of the Company's customers have been granted licenses to use certain of the Company's proprietary rights, primarily to ensure the continued maintenance and supply of certain of the Company's products.

The Company holds licenses from multiple third parties regarding engineering and manufacturing rights to certain technology that the Company incorporates in its products. Certain of these technology license rights expire at various dates through 2004. The Company has also entered into standard commercial license agreements with several suppliers of operating systems, databases, and other software used for development and implementation of the Company's products. These licenses are ongoing and generally involve the payment of royalties based on the volume of systems the Company ships over periods of time.

LITIGATION

The telecommunications market has been characterized by extensive litigation regarding patents and other intellectual property rights. The Company has been in the past and may in the future be notified of claims that its products or services are subject to patents or other proprietary rights of third parties. For example, in March 1997, Lucent filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania alleging that the Company infringed four of Lucent's U.S. patents. Although the Company attempts to ensure that its products and processes do not infringe third-party patents or proprietary rights, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. Periodically, the Company negotiates with third parties to establish patent license or cross-license agreements. Although the Company recently resolved its dispute with Lucent by entering into a cross-license agreement, there can be no assurance that such other future negotiations will result in the Company obtaining a license on satisfactory terms or at all. Moreover, license agreements with third parties may not include all intellectual property rights that may be issued to or owned by the licensors, and thus future disputes with these companies are possible. In the event an intellectual property dispute is not settled through a license, litigation could ensue. An adverse determination in such litigation or proceeding could prevent the Company from making, using, or selling certain of its products, and subject the Company to damage assessments, any of which could have a material adverse effect on the Company's business, operating results, and financial condition.

On March 5, 1997, Lucent filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania alleging that the Company infringed four of Lucent's U.S. patents (the Lucent Patents). In its complaint, Lucent sought to enjoin the Company from allegedly continuing to infringe the Lucent Patents and sought an unspecified amount of compensatory damages; treble damages for alleged willful infringement; and interest, expenses, and attorneys' fees.

On February 4, 1998, the Company filed a complaint in the United States District Court, Northern District of California, asserting that Lucent infringed seven Aspect patents. Lucent responded by filing for a declaratory judgment regarding these Aspect patents in the United States District Court, Northern District of Texas.

On February 27, 1998, the Company announced that it entered into a patent cross-license agreement with Lucent, under which each party agreed to dismiss their patent lawsuits against each other, released each other from claims of past infringement, and settled their patent disputes. Under the agreement, Aspect paid Lucent a one-time fee and, for the duration of the cross-license agreement, will pay royalties that are not expected to be material to Aspect's future results of operations. As part of the settlement, Aspect recorded a non-recurring charge of $14,000,000 (approximately 17 cents per diluted share) for the quarter and year ended December 31, 1997.

In addition, the Company is from time to time involved in litigation or claims that arise in the normal course of business. The Company does not expect that any current litigation or claims will have a material adverse effect on the Company's business, operating results, and financial condition.

In the future, Aspect could become involved in other types of litigation, such as shareholder lawsuits for alleged violations of securities laws, claims asserted by current or former employees, and product liability claims. Any litigation in which the Company is involved, regardless of merit, source, or outcome, could result in substantial cost to and diversion of effort by the Company, which could have a material adverse effect on the Company's business, operating results, and financial condition.

EMPLOYEES

As of December 31, 1997, the Company employed approximately 1,600 full-time employees. None of the Company's employees is represented by a collective bargaining unit. The Company believes that its employee relations are good, and has never experienced any work stoppages. Most of the Company's full-time employees have to date been offered the opportunity to participate in the Company's stock option plans.

The Company depends upon certain key management and technical personnel and on its ability to attract and retain highly qualified personnel in labor markets characterized by high demand for, and limited supply of, qualified people. Failure to attract and retain such personnel could have a material adverse effect on the Company's business, operating results, and financial condition.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to the executive officers of the Company, and their ages as of March 1, 1998:

    NAME                AGE               POSITION
    ----                ---               --------
James R. Carreker        51   Chairman and Chief Executive Officer
Dennis L. Haar           42   President and Chief Operating Officer
Kirsten K. Berg-Painter  37   Vice President, Interactive Communication Systems
Robert A. Blatt          37   Vice President, Marketing and Business Development
Kathleen M. Cruz         48   Vice President, Information Technology and Chief
                              Information Officer
Linda F. Johnstone       46   Vice President, Europe, Middle East and Africa
Eric J. Keller           45   Vice President, Finance and Chief Financial Officer
D. Thompson McCalmont    43   Vice President, Enterprise CTI
Mark J. Meltzer          48   Vice President, General Counsel
John D. Meyers           52   Principal Engineer, Product Technology and Chief
                              Technical Officer
Larry S. Miller          39   Vice President, North America
R. Dixon (Dirk)
  Speas, Jr.             51   Vice President, Asia-Pacific and Latin America
David M. Yoffie          38   Vice President, Customer Support and Manufacturing

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

Mr. Haar has been employed by the Company since 1987, and has served as an executive officer since 1989. Mr. Haar currently holds the position of President and Chief Operating Officer and has previously served as the executive leading the functions of North America, Product Development, Marketing and Sales Development.

Ms. Berg-Painter has been employed by the Company since November 1989, and has served as an executive officer since August 1997. Ms. Berg-Painter currently holds the position of Vice President, Interactive Communication Systems. Prior to becoming an executive officer, Ms. Berg-Painter was General Manager of Aspect's CallCenter business unit.

Mr. Blatt has been employed by the Company since 1986, and has served as an executive officer of the Company since 1994. He currently holds the position of Vice President, Marketing and Business Development, and has previously served as Vice President, Worldwide Products, and as a Product Development Manager.

Ms. Cruz has been employed by the Company since June 1996, and has served as an executive officer since that time. Ms. Cruz currently holds the position of Vice President, Information Technology and Chief Information Officer. Prior to joining the Company, Ms. Cruz served as Vice President, MIS and Chief Information Officer, at Verifone, Inc., a global provider of secure payment solutions, from January 1994 to May 1996; and Director, Information Services, at Textainer, Inc., a container leasing company, from January 1992 to December 1993.

Ms. Johnstone has been employed by the Company since August 1988, and has served as an executive officer of the Company since June 1997. She currently holds the position of Vice President, Europe, Middle East and Africa, and has previously served as Managing Director of the United Kingdom, Director of European Expansion, Director of European Marketing, and Director of Customer Operations.

Mr. Keller has been employed by the Company since January 1996, and has served as an executive officer since that time. Mr. Keller currently holds the position of Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Keller served as Vice President and Chief Financial Officer of Ventritex, Inc., a manufacturer of implantable medical devices, from June 1993 to January 1996; and previously held a similar position with Dionex Corporation, a manufacturer of scientific instruments, from December 1985 to June 1993.

Mr. McCalmont has been employed by the Company since February 1996, and has served as an executive officer of the Company since August 1997. Mr. McCalmont currently holds the position of Vice President, Enterprise CTI. Prior to becoming an executive of the Company, Mr. McCalmont was General Manager of Aspect's CTI business unit. Prior to joining the Company, Mr. McCalmont served as a Vice President and General Manager for Teknekron Infoswitch, a call center and CTI software and systems company from January 1991 until January 1996.

Mr. Meltzer has been employed by the Company since June 1997, and has served as an executive officer of the Company since that time. He currently holds the position of Vice President, General Counsel. Prior to joining the Company, Mr. Meltzer served as Vice President, General Counsel, at Ventritex, Inc., a manufacturer of implantable medical devices, from May 1992 until June 1997.

Mr. Meyers, a founder of the Company, has been employed by the Company since 1985, and has served as an executive officer since that time. Mr. Meyers currently holds the position of Principal Engineer, Product Technology and Chief Technical Officer.

Mr. Miller has been employed by the Company since January 1995, and has served as an executive officer since July 1995. Mr. Miller currently holds the position of Vice President, North America, and has previously served as Vice President, Worldwide Operations, and Director of Channel Support. Prior to joining the Company, Mr. Miller served in various positions at IBM from September 1977 to January 1995, most recently as a business unit executive for IBM's Marketing and Services Organization.

Mr. Speas has been employed by the Company since 1989, and has served as an executive officer since that time. Mr. Speas currently holds the position of Vice President, Asia-Pacific and Latin America, and has previously served as the executive leading the functions of International, Customer Operations, Manufacturing, and Product Development. Prior to joining the Company, Mr. Speas was Director of Field Operations at ROLM Corporation.

Mr. Yoffie has been employed by the Company since March 1996, and has served as an executive officer since that time. Mr. Yoffie currently holds the position of Vice President, Customer Support and Manufacturing. Prior to joining the Company, Mr. Yoffie served as Senior Vice President, Operations, at AG Associates, Inc., a semiconductor equipment manufacturer, from July 1993 to May 1996.

ITEM 2.  PROPERTIES

Aspect's headquarters facility consists of four office and manufacturing buildings, totaling approximately 290,000 square feet, in San Jose, California. The Company owns one of the buildings, which is approximately 100,000 square feet on 10 acres of land, and occupies the remaining buildings totaling approximately 190,000 square feet under coterminous leases expiring in 2001, with options for five-year extensions. Aspect also has several facilities to support its European operations. The principal UK operations are located near London in facilities totaling approximately 63,000 square feet, which are leased under long-term agreements expiring through 2013. In addition, other significant European facilities are located near Amsterdam, The Netherlands, and Frankfurt and Dusseldorf, Germany. In Asia, the Company occupies sales and support offices in Japan, Singapore, Australia, and Hong Kong. Aspect also occupies several U.S. regional centers for sales and support, totaling approximately 53,000 square feet under leases expiring through 2003. TCS occupies approximately 97,000 square feet in facilities located near Nashville, Tennessee, that are leased through 2006. Other North America and international sales and support functions operate from various leased multi-tenant offices nationwide.

The Company believes its existing facilities are adequate to meet current requirements and that suitable additional or alternative space will be available as needed on commercially reasonable terms. See Note 9 to "Notes to Consolidated Financial Statements," incorporated by reference from the 1997 Annual Financial Report to Shareholders, an appendix to the 1998 Proxy Statement. As noted above, Aspect's headquarters facility is located in San Jose, California. In the event of a natural disaster, such as an earthquake or flood, or in localized extended outages in critical utilities or transportation systems, the Company could experience a business interruption that could have a material adverse effect on the Company's business, operating results, and financial condition.

ITEM 3.  LEGAL PROCEEDINGS

The telecommunications market has been characterized by extensive litigation regarding patents and other intellectual property rights. The Company has been in the past and may in the future be notified of claims that its products or services are subject to patents or other proprietary rights of third parties. For example, in March 1997, Lucent filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania alleging that the Company infringed four of Lucent's U.S. patents. Although the Company attempts to ensure that its products and processes do not infringe third-party patents or proprietary rights, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. Periodically, the Company negotiates with third parties to establish patent license or cross-license agreements. Although the Company recently resolved its dispute with Lucent by entering into a cross-license agreement, there can be no assurance that such other future negotiations will result in the Company obtaining a license on satisfactory terms or at all. Moreover, license agreements with third parties may not include all intellectual property rights that may be issued to or owned by the licensors, and thus future disputes with these companies are possible. In the event an intellectual property dispute is not settled through a license, litigation could ensue. An adverse determination in such litigation or proceeding could prevent the Company from making, using, or selling certain of its products, and subject the Company to damage assessments, any of which could have a material adverse effect on the Company's business, operating results, and financial condition.

On March 5, 1997, Lucent filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania alleging that the Company infringed four of Lucent's U.S. patents (the Lucent Patents). In its complaint, Lucent sought to enjoin the Company from allegedly continuing to infringe the Lucent Patents and sought an unspecified amount of compensatory damages; treble damages for alleged willful infringement; and interest, expenses, and attorneys' fees.

On February 4, 1998, the Company filed a complaint in the United States District Court, Northern District of California, asserting that Lucent infringed seven Aspect patents. Lucent responded by filing for a declaratory judgment regarding these Aspect patents in the United States District Court, Northern District of Texas.

On February 27, 1998, the Company announced that it entered into a patent cross-license agreement with Lucent, under which each party agreed to dismiss their patent lawsuits against each other, released each other from claims of past infringement, and settled their patent disputes. Under the agreement, Aspect paid Lucent a one-time fee and, for the duration of the cross-license agreement, will pay royalties that are not expected to be material to Aspect's future results of operations. As part of the settlement, Aspect recorded a non-recurring charge of $14,000,000 (approximately 17 cents per diluted share) for the quarter and year ended December 31, 1997.

In addition, the Company is from time to time involved in litigation or claims that arise in the normal course of business. The Company does not expect that any current litigation or claims will have a material adverse effect on the Company's business, operating results, and financial condition.

In the future, Aspect could become involved in other types of litigation, such as shareholder lawsuits for alleged violations of securities laws, claims asserted by current or former employees, and product liability claims. Any litigation in which the Company is involved, regardless of merit, source, or outcome, could result in substantial cost to and diversion of effort by the Company, which could have a material adverse effect on the Company's business, operating results, and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

(a) Reference is made to the information regarding market price range, market, and dividend information appearing under the captions "Quarterly stock price," "Stock Listing," and "Dividend Policy" on pages F-25 and F-26 of the Registrant's 1997 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 1998 Proxy Statement, which information is hereby incorporated by reference.

(b) Reference is made to the information regarding holders of common stock appearing under the caption "Stock Listing" on page F-26 of the Registrant's 1997 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 1998 Proxy Statement, which information is hereby incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Reference is made to the Consolidated Statement of Income Data and Consolidated Balance Sheet Data for fiscal years 1993 through 1997, appearing under the caption "Selected Consolidated Financial Data" on page F-1 of the Registrant's 1997 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 1998 Proxy Statement, which information is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-2 through F-7 of the Registrant's 1997 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 1998 Proxy Statement, which information is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the following information appearing in the Registrant's 1997 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 1998 Proxy Statement, which information is hereby incorporated by reference:

         DESCRIPTION                                      PAGE(S)
         -----------                                      -------
Consolidated Financial Statements                      F-8 to F-23
Independent Auditors' Report                              F-24
Quarterly Financial Data for the 1997 and
    and 1996 Quarters (unaudited)                         F-25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

Certain information required by Part III is omitted from this report because the Registrant filed a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its annual meeting of shareholders to be held May 14, 1998, and the information included therein is incorporated herein by reference to the extent detailed below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of the Registrant is incorporated by reference to the information under the caption "Election of Directors" in the Registrant's Proxy Statement.

Information with respect to executive officers of the Registrant is set forth in "Item 1. Business--Executive Officers of the Company" of this Annual Report on Form 10-K.

Information required by Item 405 of Regulation S-K is incorporated by reference to the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information under the caption "Executive Compensation" contained in the Registrant's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the information under the caption "Security Ownership of Principal Shareholders and Management" contained in the Registrant's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

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

(b)     Reports on Form 8-K

        Form 8-K dated October 15, 1997:

        Item 5. Other Events--Announcement of earnings and results of operations for the quarter ended September 30, 1997.

        Item 7. Financial Statements, Pro Forma Financial Information and Exhibits--Aspect Telecommunications Corporation Press Release dated October 15, 1997.

                      ASPECT TELECOMMUNICATIONS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                  (ITEM 14 (A))

                                                                                  REFERENCE PAGE(S)
                                                                                 ---------------------
                                                                                          1997 ANNUAL
                                                                                 FORM      REPORT TO
                                                                                 10-K     SHAREHOLDERS
                                                                                 ----     ------------
Consolidated Balance Sheets as of December 31, 1997 and 1996                       -        F-8

Consolidated  Statements  of  Income  for  the  years  ended
December 31, 1997, 1996 and 1995                                                   -        F-9

Consolidated  Statements  of  Shareholders'  Equity  for the
years ended December 31, 1997, 1996 and 1995                                       -        F-10

Consolidated  Statements  of Cash Flows for the years  ended
December 31, 1997, 1996 and 1995                                                   -        F-11

Notes to Consolidated Financial Statements                                         -      F-12 to F-23

Independent Auditors' Report                                                       -        F-24

Selected Consolidated Financial Data                                               -        F-1

Quarterly Financial Data for the 1997 and 1996 Quarters (unaudited)                -        F-25

Consolidated Financial Statements Schedule for the years ended December 31,
1997, 1996 and 1995:

         II - Valuation and Qualifying Accounts and Reserves                      19          -


All other schedules have been omitted, since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 24, 1998 on its behalf by the undersigned, thereunto duly authorized.

                                         ASPECT TELECOMMUNICATIONS CORPORATION

                                         By: /s/   James R. Carreker
                                            ------------------------------------
                                                   James R. Carreker,
                                            Chairman and Chief Executive Officer


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            SIGNATURE                                   TITLE                           DATE
            ---------                                   -----                           ----

/s/ James R. Carreker                          Chairman, Chief Executive            March 24, 1998
---------------------------------              Officer, and Director (Principal
    James R. Carreker                          Executive Officer)


/s/ Eric J. Keller                             Vice President, Finance and          March 24, 1998
---------------------------------              Chief Financial Officer
    Eric J. Keller                             (Principal Financial and
                                               Accounting Officer)


/s/ Norman A. Fogelsong                        Director                             March 24, 1998
---------------------------------
    Norman A. Fogelsong


/s/ James L. Patterson                         Director                             March 24, 1998
---------------------------------
    James L. Patterson


/s/ John W. Peth                               Director                             March 24, 1998
---------------------------------
    John W. Peth


/s/ Debra J. Engel                             Director                             March 24, 1998
---------------------------------
    Debra J. Engel

                      ASPECT TELECOMMUNICATIONS CORPORATION

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                        ADDITIONS                          BALANCE
                                     BALANCE AT        CHARGED TO                           AT END
                                      BEGINNING         COSTS AND                             OF
                                      OF PERIOD          EXPENSES           DEDUCTIONS      PERIOD
                                      ---------          --------           ----------      ------
     1997

     Allowance for doubtful accounts      $1,202           $1,354            $  840(1)      $1,716
     Warranty reserve                     $3,778           $6,825            $6,655(2)      $3,948

     1996

     Allowance for doubtful accounts      $  825           $  938            $  561(1)      $1,202
     Warranty reserve                     $2,397           $5,797            $4,416(2)      $3,778

     1995

     Allowance for doubtful accounts      $  401           $  436            $   12(1)      $  825
     Warranty reserve                     $1,738           $3,851            $3,192(2)      $2,397

----------

(1) Accounts written off.

(2) Warranty costs incurred.

                      ASPECT TELECOMMUNICATIONS CORPORATION

                                INDEX TO EXHIBITS
                                  (Item 14 (a))

 EXHIBIT
 NUMBER                                DESCRIPTION
 ------                                -----------
 3.3         Amended and Restated  Articles of Incorporation of the Registrant,  as amended to date. (1)
 3.4         Bylaws of the Registrant, as amended to date. (1)
10.2a        1989 Stock Option Plan and forms of option agreements thereunder,  as amended, effective January 22, 1991. (2)
10.2b        1989 Stock Option Plan and forms of option agreements thereunder,  as amended, effective May 20, 1993. (2)
10.3         1989 Directors' Stock Option Plan and forms of option  agreements  thereunder.
             (1)
10.4a        1990  Employee  Stock  Purchase  Plan  and  form  of  subscription   agreement
             thereunder, as amended, effective July 1, 1991. (2)
10.6         Form of  Stock  Bonus  Agreement  for the  Registrant's  Newborn  Stock  Bonus
             Program. (1)
10.7         Form of Indemnification Agreement. (1)
10.39        Lease Agreement between the Registrant and Spieker Partners,  dated October 1,
             1990, as amended. (2)
10.39a       Amendment  Number  One to the  Lease  Agreement  between  the  Registrant  and
             Spieker Partners, dated October 1,  1990. (2)
10.39b       Amendment to the Lease Agreement  between the Registrant and Spieker Partners, dated August 1, 1993. (2)
10.39c       Amendment to the Lease Agreement  between the Registrant and Spieker Partners, dated October 1, 1993. (2)
10.39d       Amendment  to  the  Lease   Agreement   between  the  Registrant  and  Spieker
             Properties, L.P., dated July 12, 1995. (2)
10.39e       Amendment  to  the  Lease   Agreement   between  the  Registrant  and  Spieker
10.54        Acquisition Agreement by and among the Registrant,  Next plc, Callscan,  Inc., and TCS Management Group, Inc.,  dated October 5, 1995. (3)
10.55        Agreement of Purchase and Sale between the Registrant  and Arrow  Electronics,
             Inc., dated April 22, 1996. (2)
10.56        Patent  License  Agreement and Mutual Release with Lucent  Technologies  Inc., effective as of January 1, 1998. (4)
13.1         Excerpts from the appendix to the 1998 Proxy Statement.
21.1         Subsidiaries of the Registrant - Jurisdiction of Incorporation.
23.1         Independent Auditors' Consent and Report on Schedule.
24.1         Power of Attorney (see page 18).
27           Financial Data Schedule: 1997 Annual Data.
27.1         Financial Data Schedule: 1997 Quarterly Data.
27.2         Financial Data Schedule: 1996 Annual, and Quarterly Data for
             periods ending June 30, and September 30, 1996.

----------

(1) Incorporated by reference to identically numbered exhibits to the Registrant's Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-33994), which became effective on April 30, 1990.

(2) Incorporated by reference to identically numbered exhibits to the Registrant's previously filed Form 10-K's or Form 10-Q's.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated October 19, 1995.

(4)     Confidential treatment has been requested with respect to this exhibit.