Form 10-Q
period 1998-03-31
ASPECT TELECOMMUNICATIONS CORP
filed 1998-05-15
CIK 779390

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

      (Mark One)

   [x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934.

                  For the quarterly period ended March 31, 1998

                                       or

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

                                Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 50,390,902 at April 30, 1997.

                     ASPECT TELECOMMUNICATIONS CORPORATION

                                      INDEX

                               Description                                               Page Number
--------------------------------------------------------------------------------         -----------
Cover Page                                                                                    1

Index                                                                                         2

Part I:  Financial Information

      Item 1:  Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 1998 and
                  December 31, 1997                                                           3

             Condensed Consolidated Statements of Income for the Three Month
                  Periods Ended March 31, 1998 and 1997                                       4

             Condensed Consolidated Statements of Cash Flows for the Three Month
                  Periods Ended March 31, 1998 and 1997                                       5

             Notes to Condensed Consolidated Financial Statements                             6

      Item 2:  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                          9

Part II: Other Information

      Item 1:  Legal Proceedings                                                             13

      Item 6:  Exhibits and Reports on Form 8-K                                              14

Signature                                                                                    15

                      ASPECT TELECOMMUNICATIONS CORPORATION

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS


                                                                                  March 31,       December 31,
                                                                                    1998              1997
                                                                                 ----------       -----------
                                                                                 (unaudited)           **
Current assets:
  Cash and cash equivalents                                                      $   59,563       $  106,046
  Short-term investments                                                             87,243           40,170
  Accounts receivable, net                                                           94,866           86,896
  Inventories                                                                        13,265           12,306
  Other current assets                                                               16,152           20,413
                                                                                 ----------       ----------
     Total current assets                                                           271,089          265,831

Property and equipment, net                                                          62,161           58,704
Intangible assets, net                                                               41,022           42,654
Other assets                                                                          3,138            3,154
                                                                                 ----------       ----------
Total assets                                                                     $  377,410       $  370,343
                                                                                 ==========       ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $   12,120       $    9,401
  Current portion of notes payable                                                    6,149            6,399
  Accrued compensation and related benefits                                          15,740           14,256
  Accrued intellectual property settlement                                               --           14,000
  Other accrued liabilities                                                          29,966           36,335
  Customer deposits and deferred revenue                                             22,637           15,626
                                                                                 ----------       ----------
     Total current liabilities                                                       86,612           96,017

Notes payable                                                                         6,607            6,531

Shareholders' equity:
  Preferred stock, $.01 par value:
     2,000,000 shares authorized, none outstanding in 1998 and 1997                      --               --
  Common stock, $.01 par value:
     100,000,000 shares authorized, shares outstanding:
     50,250,440 in 1998 and 49,996,731 in 1997                                      147,897          144,524
  Net unrealized gain on available-for-sale securities                                  148            1,267
  Accumulated translation adjustments                                                (1,706)          (1,951)
  Retained earnings                                                                 137,852          123,955
                                                                                 ----------       ----------
    Total shareholders' equity                                                      284,191          267,795
                                                                                 ----------       ----------
Total liabilities and shareholders' equity                                       $  377,410       $  370,343
                                                                                 ==========       ==========

** Derived from audited financial statements.


                            See accompanying notes.

                      ASPECT TELECOMMUNICATIONS CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (unaudited - in thousands, except per share amounts)

                                                                Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                1998            1997
                                                              --------        --------
Net revenues:
  Product                                                     $ 77,332        $ 67,552
  Customer support                                              36,125          24,066
                                                              --------        --------
Total net revenues                                             113,457          91,618

Cost of revenues:
  Cost of product revenues                                      24,372          23,205
  Cost of customer support revenues                             24,170          17,226
                                                              --------        --------
Total cost of revenues                                          48,542          40,431
                                                              --------        --------
Gross margin                                                    64,915          51,187

Operating expenses:
  Research and development                                      12,830          10,962
  Selling, general and administrative                           31,084          23,384
                                                              --------        --------
Total operating expenses                                        43,914          34,346
                                                              --------        --------

Income from operations                                          21,001          16,841
Interest income, net                                             1,413           1,413
                                                              --------        --------

Income before income taxes                                      22,414          18,254
Provision for income taxes                                       8,517           7,028
                                                              --------        --------
Net income                                                    $ 13,897        $ 11,226
                                                              ========        ========

Basic earnings per share                                      $   0.28        $   0.23
Weighted average shares outstanding                             50,146          48,893

Diluted earnings per share                                    $   0.26        $   0.21
Weighted average shares outstanding--assuming dilution          53,071          52,471

                             See accompanying notes.

                      ASPECT TELECOMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited - in thousands)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                             -----------------------
                                                                               1998           1997
                                                                             --------       --------
Cash flows from operating activities:
    Net income                                                               $ 13,897       $ 11,226
    Reconciliation of net income to cash provided by
       operating activities:
       Depreciation and amortization                                            6,710          3,862
       Changes in:
             Accounts receivable                                               (7,928)       (10,776)
             Inventories                                                         (978)         2,180
             Other current assets and other assets                              2,050            376
             Accounts payable                                                   2,714          3,229
             Accrued compensation and related benefits                          1,407          1,686
             Accrued intellectual property settlement                         (14,000)             -
             Other accrued liabilities                                         (4,696)         4,896
             Customer deposits and deferred revenue                             7,310           (690)
                                                                             --------       --------
                   Cash provided by operating activities                        6,486         15,989

Cash flows from financing activities:
       Common stock transactions                                                2,192          1,025
       Payment on note payable                                                   (250)             -
                                                                             --------       --------
                   Cash provided by financing activities                        1,942          1,025

Cash flows from investing activities:
       Short-term investment purchases                                        (75,988)       (19,903)
       Short-term investment sales and maturities                              28,915         19,790
       Property and equipment purchases                                        (9,006)        (5,972)
                                                                             --------       --------
                   Cash provided by (used in) investing activities            (56,079)        (6,085)

Effect of exchange rate changes on cash and cash equivalents                    1,168           (105)
                                                                             --------       --------
Increase in cash and cash equivalents                                         (46,483)        10,824
Cash and cash equivalents:
      Beginning of period                                                     106,046         47,996
                                                                             --------       --------
      End of period                                                          $ 59,563       $ 58,820
                                                                             ========       ========

                             See accompanying notes.

                      ASPECT TELECOMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The consolidated financial statements include the accounts of Aspect Telecommunications Corporation (Aspect or the Company) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders attached as an appendix to the Proxy Statement for the 1998 Annual Meeting of Shareholders.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Business Combinations

In September 1997, the Company acquired Commerce Soft Inc. (Commerce Soft), a developer of customer interaction technology, and its results of operations are included in the accompanying financial statements since the date of acquisition. The transaction was accounted for as a purchase that resulted in a one-time charge of $4.9 million in the third quarter of 1997 related to in-process technology.

Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of:

                                                            (in thousands)
                                                       March 31,      December 31,
                                                          1998            1997
                                                       ---------      ------------
Raw materials                                           $  6,617        $  5,331
Work in progress                                           4,360           3,624
Finished goods                                             2,288           3,351
                                                        --------        --------
Total                                                   $ 13,265        $ 12,306
                                                        ========        ========

                      ASPECT TELECOMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Per Share Information

Basic earnings per share (EPS) is computed by dividing net income by the weighted average common shares outstanding for the period while diluted EPS also includes the dilutive impact of stock options. Basic and diluted EPS for the three month periods ended March 31 are calculated as follows (in thousands, except per share data):

                                                            1998          1997
                                                          --------      --------
Basic EPS:
    Weighted average shares outstanding                     50,146        48,893

    Net income                                            $ 13,897      $ 11,226

      Basic EPS                                           $   0.28      $   0.23
                                                          --------      --------

Diluted EPS:
    Weighted average shares outstanding                     50,146        48,893

    Dilutive effect of options                               2,925         3,578
                                                          --------      --------
         Total                                              53,071        52,471

    Net income                                            $ 13,897      $ 11,226

      Diluted EPS                                         $   0.26      $   0.21
                                                          --------      --------

Contingencies

On March 5, 1997, Lucent Technologies Inc. (Lucent) filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania alleging that the Company infringed four of Lucent's U.S. patents (the Lucent Patents). In its complaint, Lucent sought to enjoin the Company from allegedly continuing to infringe the Lucent Patents and sought an unspecified amount of compensatory damages; treble damages for alleged willful infringement; and interest, expenses, and attorneys' fees.

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

                      ASPECT TELECOMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires an enterprise to report the change in net assets during the period from nonowner sources ("comprehensive income"). For the three months ended March 31, 1998 and 1997, comprehensive income was $13,023,000 and $9,453,000, respectively, representing net income for these periods and changes in unrealized gains on available-for-sale securities and accumulated translation adjustments.

New Accounting Pronouncements

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). This statement provides guidance for an enterprise on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. On a forward-looking basis, the Company anticipates that accounting for transactions under SOP 98-1 will not have a material impact on the Company's financial position or results of operations.

In October 1997, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). This statement provides guidance for an enterprise on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company adopted SOP 97-2 in the first quarter of 1998 with an insignificant impact on its consolidated financial position or results of operations. On a forward-looking basis, the Company anticipates that accounting for transactions under SOP 97-2 will not have a material impact on the Company's financial position or results of operations.

Also, in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this statement will not impact the Company's consolidated financial position or results of operations.

Subsequent Event

On May 11, 1998, the Company acquired Voicetek Corporation (Voicetek), a leading provider of software platforms and application solutions including interactive voice response (IVR) and network-deployed enhanced services solutions. The acquisition will be accounted for as a purchase. The aggregate purchase price consisted of approximately $72 million in cash for all of Voicetek's common and preferred shares outstanding, conversion of all outstanding options to purchase Voicetek common stock into options to purchase approximately 450,000 shares of the Company's common stock with a fair value of approximately $11 million, plus transaction costs of approximately $3.5 million. The Company expects to record a one-time charge in the second quarter of 1998 of between $65 to $70 million ($1.20 to $1.30 per share) for purchased in-process technology that had not reached technological feasibility and had no alternative future use.

                      ASPECT TELECOMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis in the Company's 1997 Annual Report to Shareholders.

Aspect Telecommunications Corporation (Aspect or the Company) is a worldwide provider of comprehensive business solutions for companies that generate revenue, serve customers, and handle inquiries. The Company's solutions include automatic call distributor (ACD) systems and software; computer-telephony integration (CTI) application software and tools; interactive voice response
(IVR) systems; Web response systems; management information and reporting tools; and planning and forecasting packages. The Company also delivers consulting, training, and systems integration services that help companies plan, integrate, staff, and manage call centers effectively.

On May 11, 1998, the Company acquired Voicetek Corporation (Voicetek), a leading provider of software platforms and application solutions including interactive voice response (IVR) and network-deployed enhanced services solutions. The acquisition will be accounted for as a purchase. The aggregate purchase price consisted of approximately $72 million in cash for all of Voicetek's common and preferred shares outstanding, conversion of all outstanding options to purchase Voicetek common stock into options to purchase approximately 450,000 shares of the Company's common stock with a fair value of approximately $11 million, plus transaction costs of approximately $3.5 million. The Company expects to record a one-time charge in the second quarter of 1998 of between $65 to $70 million ($1.20 to $1.30 per share) for purchased in-process technology that had not reached technological feasibility and had no alternative future use.

In February 1998, Aspect and Lucent announced that they had agreed to dismiss their patent lawsuits against each other, released each other from claims of past infringement, and settled their patent disputes by entering into a cross-license agreement. Under the terms of the agreement, Aspect agreed to pay Lucent a one-time fee and future royalties. As a result of this subsequent event affecting the 1997 consolidated financial statements, the Company recorded a non-recurring charge of $14 million in its fourth fiscal quarter ended December 31, 1997.

In September 1997, the Company acquired Commerce Soft Inc. (Commerce Soft), a developer of customer interaction technology, and its results of operations are included in the accompanying financial statements since the date of acquisition. The transaction was accounted for as a purchase which resulted in a one-time charge of $4.9 million in 1997 related to in-process technology.

Except for historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 32E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include variability and uncertainty of revenues and operating results; volatility of stock price; product concentration, technological change, and new products; potential software defects; competition; intellectual property/litigation; management of growth; dependence on key personnel; limited sources of component supply; licenses from third parties; geographic concentration; acquisitions and investments; international operations; regulatory requirements; expansion of distribution channels; and year 2000 compliance issues. For a more detailed description of these risks and uncertainties, see the section titled "Management's Discussion and Analysis - Business Environment and Risk Factors" in the Company's 1997 Annual Report to Shareholders. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the

                      ASPECT TELECOMMUNICATIONS CORPORATION

date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

Net Revenues

Total net revenues for the first quarter of 1998 were $113 million, representing an increase of 24% compared with total net revenues of $92 million for the same period of 1997.

Product revenues for the first quarter of 1998 were $77 million, representing an increase of 14% when compared with product revenues of $68 million for the same period of 1997. The increase in product revenues was primarily attributable to increased demand for add-ons and new systems. Growth in product revenues was higher in international markets than in North America as compared to the same period of 1997. Average selling prices on new systems remained relatively unchanged across the periods.

In October 1997, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). This statement provides guidance for an enterprise on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company adopted SOP 97-2 in the first quarter of 1998 with an insignificant impact on its consolidated financial position or results of operations. On a forward-looking basis, the Company anticipates that accounting for transactions under SOP 97-2 will not have a material impact on the Company's financial position or results of operations.

Customer support revenues for the first quarter of 1998 were $36 million, representing an increase of 50% when compared to the first quarter of 1997. The increase in customer support revenues resulted primarily from increases in the Company's maintenance revenue as a result of the growth in its installed base, and consulting and system integration (C&SI) revenue. Customer support revenues include charges for providing contractually agreed-upon system service and maintenance (which are primarily affected by growth in the installed base); charges to install products; consulting and systems integration revenue; and other support services.

Gross Margin on Product Revenues

Product gross margin increased to 68% for the first quarter of 1998 from 66% for the same period of 1997. The increase in product gross margin reflects increased add-on margins, and the higher mix of add-on revenues, which generally carry higher margins. On a forward-looking basis, the Company expects that the following factors, among others, could have a material impact on product gross margins: the mix of products sold; the channel of distribution; the portion of systems revenues related to accounts purchasing multiple systems; the mix and level of third-party product included as part of systems integration projects; the results of recently acquired subsidiaries and newly established business units; and cross-licensing or royalty arrangements with third parties.

Gross Margin on Customer Support Revenues

Customer support gross margin increased to 33% for the first quarter of 1998 from 28% for the same period of 1997. The increase in customer support gross margin was primarily attributable to growth in maintenance and C&SI revenues at a rate greater than related costs. On a forward-looking basis, the Company anticipates that customer support margins will fluctuate from period to period due to fluctuations in customer support revenues (since many of the costs of providing customer support do not vary

                      ASPECT TELECOMMUNICATIONS CORPORATION

proportionately with customer support revenues), ongoing efforts to expand the Company's customer support infrastructure, and the ongoing results of the Company's C&SI business unit.

Research and Development Expenses

Research and development (R&D) expenses were $13 million for the first quarter of 1998, a $2 million, or 17% increase from the same period of 1997. R&D increases were primarily attributable to increased personnel and labor costs, as well as other infrastructure costs. As a percentage of net revenues, R&D spending was 11% for the first quarter 1998 compared to 12% for the same period of 1997. The Company continues to believe that significant investment in R&D is required to remain competitive and anticipates, on a forward-looking basis, that such expenses will increase in terms of absolute dollars for 1998 as a whole, when compared to 1997, although such expenses as a percentage of net revenues may fluctuate between periods.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $31 million for the first quarter of 1998, representing an increase of 33% when compared with SG&A expenses of $23 million for the same period of 1997. The increase in SG&A was primarily related to increased personnel, infrastructure, and legal costs. As a percentage of net revenues, SG&A was 27% for the first quarter of 1998 compared with 26% for the same period in 1997. The Company anticipates, on a forward-looking basis, that SG&A expenses will continue to increase in terms of absolute dollars for 1998 as a whole, when compared to 1997, although such expenses as a percentage of net revenues may fluctuate between periods.

Net Interest Income

Net interest income was $1.4 million for both first quarter 1998 and 1997. Net interest income in 1998 remained flat compared to the same period in 1997, reflecting higher interest earning balances, offset by a higher proportion of tax advantaged securities, which yield a lower interest before taxes, and increased interest expense related to notes payable. On a forward looking basis, net interest income is expected to decline significantly as a result of the acquisition of Voicetek.

Income Taxes

The Company's effective income tax rate was 38.0% for the first quarter 1998, down from 38.5% for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company's principal source of liquidity consisted of cash, cash equivalents, and short-term investments totaling $147 million, which represented 39% of total assets. The primary sources of cash for the first three months of 1998 consisted of cash provided by operating activities of $6 million, net of payments related to an intellectual property settlement, and proceeds from the issuance of common stock under various stock plans of $2 million. The primary use of cash for the three month period of 1998 was for net purchases of short-term investments of $47 million and property and equipment purchases of approximately $9 million.

As of March 31, 1998, the Company's outstanding borrowings, including current and non-current portions of notes payable, totaled $12.8 million. Borrowings consisted of a $4.5 million note payable incurred in connection with the acquisition of TCS Management Group, Inc. (TCS), and $8.3 million related to acquisitions of intellectual property during 1997.

                      ASPECT TELECOMMUNICATIONS CORPORATION

On May 11, 1998, the Company paid approximately $72 million in connection with the acquisition of Voicetek. The Company believes, on a forward-looking basis, that its cash, cash equivalents, and short-term investments and anticipated cash flow from operations, potentially supplemented by additional financing, will be sufficient to meet the Company's presently anticipated cash requirements during at least the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). This statement provides guidance for an enterprise on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. On a forward-looking basis, the Company anticipates that accounting for transactions under SOP 98-1 will not have a material impact on the Company's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position or results of operations. This statement is effective for fiscal years beginning after December 15, 1997.

                      ASPECT TELECOMMUNICATIONS CORPORATION

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The segment of the telecommunications market that includes the Company's products has been characterized by extensive litigation regarding patents and other intellectual property rights. As is common in the telecommunications industry, the Company has been in the past and may in the future be notified of claims that its products or services are subject to patents or other proprietary rights of third parties. While the Company is not aware that its products or processes infringe any valid third-party patents or proprietary rights, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. Periodically, the Company negotiates with third parties to establish patent license or cross-license agreements. There can be no assurance that such negotiations will result in the Company obtaining a license on satisfactory terms or at all. Moreover, license agreements with third parties may not include all intellectual property rights that may be issued to or owned by the licensors, and thus future disputes with these companies are possible. In the event an intellectual property dispute is not settled through a license, litigation could ensue. Any litigation, or interference proceedings that may be declared by the United States Patent and Trademark Office to determine the priority of inventions, could result in substantial expense to the Company and significant diversion of effort by the Company's technical and managerial personnel. An adverse determination in such litigation or proceeding, could prevent the Company from making, using, or selling certain of its products, and subject the Company to damage assessments, all of which could have a material adverse effect on the Company's business, operating results, or financial condition.

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

                      ASPECT TELECOMMUNICATIONS CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

Exhibit 27   Financial Data Schedule

B. REPORTS ON FORM 8-K

Reports on Form 8-K filed during the quarter ended March 31, 1998:

      Form 8-K dated February 27, 1998

            Item 5. Other Events - Announcement of settlement of Lucent Technology Inc. lawsuit and patent cross-licensing agreement.

            Item 7. Financial Statements, Pro forma Financial Information and Exhibits.

                  Exhibit 99.1 Aspect Telecommunications Corporation and Lucent Technologies Inc. press release dated February 27, 1998.

                  Exhibit 99.2 Aspect Telecommunications Corporations press release dated February 27, 1998.

                      ASPECT TELECOMMUNICATIONS CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Aspect Telecommunications Corporation
                                                    (Registrant)

Date:  May 15, 1998

                                        By

                                        /s/  Eric J. Keller
                                        ----------------------------------------
                                             Eric J. Keller
                                             Vice President, Finance and
                                             Chief Financial Officer
                                             (Duly Authorized and Principal
                                             Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                   Description
-------                  -----------
  27                     Financial Data Schedule