Form 10-Q
period 1998-06-30
ASPECT TELECOMMUNICATIONS CORP
filed 1998-07-29
CIK 779390

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                _______________

                                   FORM 10-Q
  (Mark One)

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 1998

                                       or

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

                                Yes _X_   No ___



The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 50,783,833 at July 27, 1998.

                     ASPECT TELECOMMUNICATIONS CORPORATION



                                     INDEX

                                  Description                                       Page Number
---------------------------------------------------------------------------------   -----------

Cover Page                                                                                 1

Index                                                                                      2

Part I:  Financial Information

     Item 1:  Financial Statements

             Condensed Consolidated Balance Sheets as of June 30, 1998 and
                 December 31, 1997                                                         3

             Condensed Consolidated Statements of Operations for the
                 Three and Six Month Periods Ended June 30, 1998 and  1997                 4

             Condensed Consolidated Statements of Cash Flows for the Six Month
                Periods Ended June 30, 1998 and 1997                                       5

             Notes to Condensed Consolidated Financial Statements                          6

     Item 2: Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                    10

     Item 3: Quantitative and Qualitative Disclosures About Market Risk                   13

Part II:  Other Information

     Item 4: Submission of Matters to a Vote of Security Holders                          14

     Item 6: Exhibits and Reports on Form 8-K                                             14

Signature                                                                                 16

                     ASPECT TELECOMMUNICATIONS CORPORATION

                        Part I:  Financial Information
                         Item 1.  Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                    ASSETS

                                                                  June 30,                 December 31,
                                                                    1998                       1997
                                                                 ---------                 ------------
                                                                (unaudited)                     **
Current assets:
  Cash and cash equivalents                                       $ 55,575                    $106,046
  Short-term investments                                            27,366                      40,170
  Accounts receivable, net                                         106,590                      86,896
  Inventories                                                       12,283                      12,306
  Other current assets                                              14,715                      20,413
                                                                  --------                    --------
     Total current assets                                          216,529                     265,831

Property and equipment, net                                         67,598                      58,704
Intangible assets, net                                              56,333                      42,654
Other assets                                                         9,476                       3,154
                                                                  --------                    --------
Total assets                                                      $349,936                    $370,343
                                                                  ========                    ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $ 16,496                    $  9,401
  Current portion of notes payable                                   6,799                       6,399
  Accrued compensation and related benefits                         18,157                      14,256
  Accrued intellectual property settlement                             -                        14,000
  Other accrued liabilities                                         33,042                      36,335
  Customer deposits and deferred revenue                            24,681                      15,626
                                                                  --------                    --------
     Total current liabilities                                      99,175                      96,017

Notes payable                                                        5,782                       6,531

Shareholders' equity:
  Preferred stock, $.01 par value:
     2,000,000 shares authorized, none outstanding in
      1998 and 1997                                                    -                           -
  Common stock, $.01 par value:
     100,000,000 shares authorized, shares outstanding:
     50,605,084 in 1998 and 49,996,731 in 1997                     163,497                     144,524
  Net unrealized gain on securities                                    149                       1,267
  Accumulated translation adjustments                               (1,088)                     (1,951)
  Retained earnings                                                 82,421                     123,955
                                                                  --------                    --------
    Total shareholders' equity                                     244,979                     267,795
                                                                  --------                    --------
Total liabilities and shareholders' equity                        $349,936                    $370,343
                                                                  ========                    ========

** Derived from audited financial statements.

                            See accompanying notes

                     ASPECT TELECOMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited - in thousands, except per share amounts)

                                                          Three Months Ended June 30,        Six Months Ended June 30,
                                                          ---------------------------       ---------------------------
                                                             1998             1997             1998             1997
                                                          ----------       ----------       ----------       ----------
Net revenues:
  Product                                                  $ 86,654         $ 65,932         $163,986         $133,484
  Customer support                                           39,437           27,610           75,562           51,676
                                                           --------         --------         --------         --------
Total net revenues                                          126,091           93,542          239,548          185,160

Cost of revenues:
  Cost of product revenues                                   27,944           20,479           52,316           43,684
  Cost of customer support revenues                          28,379           19,673           52,549           36,899
                                                           --------         --------         --------         --------
Total cost of revenues                                       56,323           40,152          104,865           80,583
                                                           --------         --------         --------         --------
Gross margin                                                 69,768           53,390          134,683          104,577

Operating expenses:
  Research and development                                   15,565           11,550           28,395           22,512
  Selling, general and administrative                        34,738           24,820           65,822           48,204
  Purchased in-process technology                            68,176                -           68,176                -
                                                           --------         --------         --------         --------
Total operating expenses                                    118,479           36,370          162,393           70,716
                                                           --------         --------         --------         --------

Income (loss) from operations                               (48,711)          17,020          (27,710)          33,861
Interest and other income, net                                1,091            3,428            2,504            4,841
                                                           --------         --------         --------         --------

Income (loss) before income taxes                           (47,620)          20,448          (25,206)          38,702
Provision for income taxes                                    7,811            7,872           16,328           14,900
                                                           --------         --------         --------         --------


Net income (loss)                                          ($55,431)        $ 12,576         ($41,534)        $ 23,802
                                                           ========         ========         ========         ========


Basic earnings (loss) per share                              ($1.10)           $0.26           ($0.83)           $0.49

Weighted average shares outstanding                          50,437           49,056           50,292           48,975




Diluted earnings (loss) per share                            ($1.10)           $0.24           ($0.83)           $0.46

Weighted average shares outstanding--assuming dilution       50,437           51,956           50,292           52,201



                            See accompanying notes.

                     ASPECT TELECOMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited - in thousands)

                                                                              Six Months Ended June 30,
                                                                             ----------      ----------
                                                                                1998            1997
                                                                             ----------      ----------
Cash flows from operating activities:
  Net income (loss)                                                           ($41,534)       $ 23,802
  Reconciliation of net income (loss) to cash provided by
     operating activities:
     Depreciation and amortization                                              12,321           9,567
     Purchased in-process technology                                            68,176               -
     Gain on the sale of equity securities                                           -          (2,070)
     Changes in assets and liabilities, net of effects of
        company acquired in 1998:
           Accounts receivable                                                 (15,870)        (15,083)
           Inventories                                                           1,356           3,826
           Other current assets and other assets                                13,688             568
           Accounts payable                                                      3,617           1,782
           Accrued compensation and related benefits                            (2,697)            835
           Accrued intellectual property settlement                            (14,000)              -
           Other accrued liabilities                                            (8,861)          8,911
           Customer deposits and deferred revenue                                8,085          (4,518)
                                                                              --------        --------
                 Cash provided by operating activities                          24,281          27,620

Cash flows from financing activities:
     Common stock transactions                                                   5,388           4,360
     Payments on notes payable                                                  (7,637)              -
                                                                              --------        --------
                 Cash provided by (used in) financing activities                (2,249)          4,360

Cash flows from investing activities:
     Short-term investment purchases                                           (82,638)        (26,770)
     Short-term investment sales and maturities                                 95,442          37,345
     Property and equipment purchases                                          (15,575)        (13,822)
     Purchase of company, net of cash acquired                                 (71,382)              -
                                                                              --------        --------
                 Cash used in investing activities                             (74,153)         (3,247)
Effect of exchange rate changes on cash and cash equivalents                     1,650              22
                                                                              --------        --------
Increase (decrease) in cash and cash equivalents                               (50,471)         28,755
Cash and cash equivalents:
    Beginning of period                                                        106,046          47,996
                                                                              --------        --------
    End of period                                                             $ 55,575        $ 76,751
                                                                              ========        ========

Noncash investing and financing activities:
     Stock options issued in connection with the acquisition
        of Voicetek Corporation                                               $ 11,184               -



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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders attached as an appendix to the Proxy Statement for the 1998 Annual Meeting of Shareholders.

Business Combinations

In May 1998, the Company completed the acquisition of Voicetek Corporation (Voicetek), a leading supplier of interactive voice response (IVR) and Intelligent Networks (IN) applications based in Chelmsford, Massachusetts. The acquisition is intended to augment Aspect's customer premise IVR product offerings, strengthen Aspect's position in the network service provider marketplace, and extend the Company's OEM sales channel capabilities. The acquisition was accounted for as a purchase. The Company paid approximately $72 million in cash for all Voicetek common and preferred shares outstanding and converted all outstanding Voicetek options into options to purchase approximately 450,000 shares of Aspect Common Stock with a fair value of approximately $11 million, plus transaction costs of approximately $3.0 million, and assumed certain operating assets and liabilities. Aspect recorded a one-time charge of $68.2 million in the second quarter of 1998 for purchased in-process technology that had not reached technological feasibility and had no alternative future use. In addition, the remaining portion of the purchase price that exceeded the net assets of Voicetek, a total of $17.8 million, was recorded as intangible assets which are being amortized on a straight line basis over periods of three to seven years.

The operating results of Voicetek have been included in the consolidated statements of operations since the date of acquisition. Had the acquisition taken place at the beginning of 1997, the unaudited pro forma results of operations would have been as follows for the six months ended June 30 (in thousands, except per share data):

                                  1998       1997
                                --------   --------

Net revenues                    $247,616   $198,472
Net income                        22,352     20,581
Basic earnings per share            0.44       0.42
Diluted earnings per share          0.42       0.39

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles and goodwill, interest associated with funding the acquisition, and entries to conform to the Company's accounting policies. The $68.2 million charge for purchased in-process technology has been excluded from the pro forma results as it is a material non-recurring charge.

In September 1997, the Company acquired Commerce Soft Inc., a developer of customer interaction technology, and its results of operations are included in the accompanying financial statements since the

                     ASPECT TELECOMMUNICATIONS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


date of acquisition. The transaction was accounted for as a purchase and resulted in a one-time charge of $4.9 million in the third quarter of 1997 related to purchased in-process technology.

Inventories

Inventories, stated at the lower of cost (first-in, first-out) or market, consist of:

                                    (in thousands)
                                June 30,      December 31,
                                  1998            1997
                                --------      ------------

          Raw materials          $ 6,087        $ 5,331
          Work in progress         3,469          3,624
          Finished goods           2,727          3,351
                                 -------        -------
          Total                  $12,283        $12,306
                                 =======        =======

Per Share Information

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted earnings (loss) per share for the three and six month periods ended June 30 are calculated as follows (in thousands, except per share data):

                                                      Three Months Ended              Six Months Ended
                                                  ---------------------------   ----------------------------
                                                      1998           1997           1998            1997
                                                  ------------   ------------   -------------   ------------

    Weighted average shares outstanding               50,437        49,056          50,292         48,975

    Net income (loss)                               ($55,431)      $12,576        ($41,534)       $23,802

      Basic earnings (loss) per share               ($  1.10)      $  0.26        ($  0.83)       $  0.49
                                                    ========       =======        ========        =======


    Weighted average shares outstanding               50,437        49,056          50,292         48,975
    Dilutive effect of options                             -         2,900               -          3,226
                                                    --------       -------        --------        -------
      Total                                           50,437        51,956          50,292         52,201

    Net income (loss)                               ($55,431)      $12,576        ($41,534)       $23,802

      Diluted earnings (loss) per share             ($  1.10)      $  0.24        ($  0.83)       $  0.46
                                                    ========       =======        ========        =======

As of June 30, 1998, there were approximately 9,767,000 options outstanding. The dilutive effect of options was not included in the calculation of diluted loss per share for the three and six month periods ended June 30, 1998 because to do so would have had an anti-dilutive effect as the Company had net losses for these periods. The amount of such options excluded from the diluted loss per share computation was approximately 3,147,000 and 3,100,000 for the three and six months ended June 30, 1998, respectively.

                     ASPECT TELECOMMUNICATIONS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Contingencies

The Company is from time to time involved in litigation or claims that arise in the normal course of business. The Company does not expect that any current litigation or claims will have a material adverse effect on the Company's business, operating results, and financial condition.

Comprehensive Income (Loss)

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires an enterprise to report the change in net assets during the period from nonowner sources. For the three and six months ended June 30, 1998, comprehensive loss was $54,812,000 and $41,789,000, respectively. Comprehensive income for the same periods of the prior year was $11,780,000 and $21,233,000, respectively. Comprehensive income (loss) represents net income (loss) for these periods and changes in unrealized gains on securities and accumulated translation adjustments.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. On a forward-looking basis, although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

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

In October 1997, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). This statement provides guidance for an enterprise on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company adopted SOP 97-2 in the first quarter of 1998 with an insignificant impact on its consolidated financial position or results of operations for the periods presented. On a forward-looking basis, the Company anticipates that accounting for transactions under SOP 97-2 will not have a material impact on the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. The Company has not yet determined its segments for reporting under this pronouncement. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this statement will not impact the Company's consolidated financial position or results of operations.

Year 2000

Many computer systems experience problems handling dates from the year 2000 and beyond, and will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of its products and software sold to customers for handling the year 2000. The Company expects to successfully implement the changes necessary to address these year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company. There can be no assurance, however, that there will not be delays in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have a material adverse effect on the Company's business, operating results, and financial condition.

                     ASPECT TELECOMMUNICATIONS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Subsequent Event

In October 1997, the Company acquired certain rights to two intellectual property portfolios by paying $9,750,000 in cash and issuing $10,000,000 in notes payable. These notes were stated net of $1,570,000 in discounts with imputed interest rates of 7%, and payable in installments over the next five to six years. In July 1998, the Company made additional payments of approximately $7.5 million to acquire remaining rights under one of these intellectual property portfolios and extinguished a $5 million face value note payable.

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

Aspect Telecommunications Corporation (Aspect or the Company) is a leading worldwide provider of mission-critical, integrated call center solutions. The Company's solutions include automatic call distribution (ACD) systems and software; computer-telephony integration (CTI) application software and tools; interactive voice response (IVR) systems; Web response systems; call center management information and reporting tools; and call center planning and forecasting packages. The Company also delivers consulting, training, and system integration services that help organizations effectively plan, integrate, staff, and manage call centers. Aspect markets its products and services worldwide to organizations in a broad array of industries including financial services, government, healthcare, retailing, technology, telecommunications, and transportation.

In May 1998, the Company completed the acquisition of Voicetek Corporation (Voicetek), a leading supplier of IVR and Intelligent Networks (IN) applications based in Chelmsford, Massachusetts. The acquisition is intended to augment Aspect's customer premise IVR product offerings, strengthen Aspect's position in the network service provider marketplace, and extend the Company's OEM sales channel capabilities. The acquisition was accounted for as a purchase. The Company paid approximately $72 million in cash for all Voicetek common and preferred shares outstanding and converted all outstanding Voicetek options into options to purchase approximately 450,000 shares of Aspect Common Stock. Aspect recorded a one-time charge of $68.2 million in the second quarter of 1998 for purchased in-process technology that had not reached technological feasibility and had no alternative future use. In addition, the remaining portion of the purchase price that exceeded the net assets of Voicetek, a total of $17.8 million, was recorded as intangible assets which are being amortized on a straight line basis over periods of three to seven years.

In February 1998, Aspect and Lucent Technologies Inc. (Lucent) announced that they had agreed to dismiss their patent lawsuits against each other, released each other from claims of past infringement, and settled their patent disputes by entering into a cross-license agreement. Under the terms of the agreement, Aspect agreed to pay Lucent a one-time fee and future royalties. As a result of this subsequent event affecting the 1997 consolidated financial statements, the Company recorded a non-recurring charge of $14 million in its fourth fiscal quarter ended December 31, 1997.

In September 1997, the Company acquired Commerce Soft Inc., a developer of customer interaction technology, and its results of operations are included in the accompanying financial statements since the date of acquisition. The transaction was accounted for as a purchase and resulted in a one-time charge of $4.9 million in 1997 related to purchased in-process technology.

Except for historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed specifically herein, as well as variability and uncertainty of revenues and operating results; volatility of stock price; product concentration, technological change, and new products; potential software defects; competition; intellectual property/litigation; management of growth; dependence on key personnel; limited sources of component supply; licenses from third parties; geographic concentration; acquisitions and investments; international operations; regulatory requirements; expansion of distribution channels; and year 2000 compliance issues. For a more detailed description of these risks and uncertainties, see the section titled "Management's Discussion and Analysis -Business Environment and Risk Factors" in the Company's 1997 Annual Report to Shareholders. Readers are cautioned not to place

                     ASPECT TELECOMMUNICATIONS CORPORATION


undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

Net Revenues

Total net revenues for the second quarter of 1998 were $126 million, representing an increase of 35% compared with total net revenues of $94 million for the same period of 1997. Total net revenues for the first six months of 1998 were $240 million, representing an increase of 29% when compared with total net revenues of $185 million for the same period in 1997.

Product revenues for the second quarter of 1998 were $87 million, representing an increase of 31% from $66 million for the same period of 1997. For the first six months of 1998, product revenues were $164 million, an increase of 23% when compared with the same period in 1997. The increases in product revenues for both periods were primarily attributable to increased volume of new system sales, add-ons and upgrades, growth associated with TCS Management Group, Inc.
(TCS), and the inclusion of Voicetek revenues since the date of acquisition. Average selling prices on new ACD systems remained relatively unchanged across the periods.

Customer support revenues for the second quarter of 1998 were $39 million, an increase of 43% from the same period of the prior year. For the first six months of 1998, customer support revenues were $76 million, an increase of 46% when compared with the same period of 1997. The growth in customer support revenues for both periods reflects increases in the Company's maintenance revenue as a result of the growth in its installed base, and consulting and systems integration (C&SI) revenue. Customer support revenues include charges for providing contractually agreed-upon system service and maintenance (which are primarily affected by growth in the installed base); charges to install products; C&SI revenue; and other support services.

Gross Margin on Product Revenues

Product gross margin decreased to 68% for the second quarter of 1998 from 69% for the same period of 1997. The decrease in product gross margin primarily reflects a decline in add-on margins partially offset by the strengthening of new system margins. For the first six months of 1998, product gross margin was 68% compared to 67% for the same period of 1997. The increase is primarily attributable to the strengthening of new system margins partially offset by a decrease in add-on margins internationally. On a forward-looking basis, the Company expects that the following factors, among others, could have a material impact on product gross margins: the mix of products sold; the channel of distribution; the portion of systems revenues related to accounts purchasing multiple systems; the mix and level of third-party product included as part of systems integration projects; the results of recently acquired subsidiaries and newly established business units; and licensing, cross-licensing or royalty arrangements with third parties.

Gross Margin on Customer Support Revenues

Customer support gross margin decreased to 28% for the second quarter of 1998 from 29% for the same period of 1997 with the modest decrease in support gross margin primarily reflecting lower margins in the Company's C&SI business unit. For the first six months of 1998, customer support gross margin was 30% compared to 29% for the same period of 1997. This increase is primarily attributable to increased North America support margins, partially offset by a decrease in such margins internationally due to increasing infrastructure costs associated with international expansion. On a forward-looking basis, the Company anticipates that customer support margins will fluctuate from period to period due to fluctuations in customer support revenues

                     ASPECT TELECOMMUNICATIONS CORPORATION


(since many of the costs of providing customer support do not vary proportionately with customer support revenues), ongoing efforts to expand the Company's customer support infrastructure, and the results of recently acquired subsidiaries and newly established business units. In addition, the Company anticipates that revenue and related margins from its C&SI business will continue to fluctuate significantly on a quarterly basis based on the timing and magnitude of engagements.

Research and Development Expenses

Research and development ("R&D") expenses were $16 million for the second quarter of 1998, an increase of 35% from the same period of 1997. R&D expenses were $28 million for the first six months of 1998, an increase of 26% compared with the same period of 1997. The increases in R&D expenses for both periods primarily reflect increased personnel and infrastructure costs, and the inclusion of Voicetek R&D expenses since the date of acquisition. As a percentage of net revenues, R&D spending was essentially unchanged at 12% for both the second quarter and first six months of 1998 when compared to the same periods of 1997. The Company continues to believe that significant spending in R&D is required to remain competitive and anticipates, on a forward-looking basis, that such expenses will increase in terms of absolute dollars for 1998 as a whole, when compared to 1997, although such expenses as a percentage of net revenues may fluctuate on a quarterly basis.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $35 million for the second quarter of 1998, an increase of 40% from the same quarter of 1997. SG&A expenses were $66 million for the first six months of 1998, an increase of 37% from the same period of 1997. The increases in SG&A for both periods reflect increased personnel, infrastructure costs, and the inclusion of Voicetek SG&A expenses since the date of acquisition. As a percentage of net revenues, SG&A was 28% for the second quarter of 1998 and 27% for the first six months of 1998 compared with 27% and 26% for the same periods of 1997. The Company anticipates, on a forward-looking basis, that SG&A expenses will increase in terms of absolute dollars for 1998 as a whole, when compared to 1997, although such expenses as a percentage of net revenues may fluctuate on a quarterly basis.

Purchased In-Process Technology

Purchased in-process technology represents a non-recurring charge of $68.2 million, associated with the acquisition of Voicetek completed in May 1998, for technology which had not reached technological feasibility and had no alternative future use.

Net Interest and Other Income

Net interest and other income decreased to $1.1 million for the second quarter of 1998 from $3.4 million for the same quarter of 1997. Net interest and other income decreased to $2.5 million for the first six months of 1998 from $4.8 million for the same period of 1997. The prior year amounts included approximately $2.1 million from a gain on the sale of appreciated equity securities. Excluding this gain, net interest income declined from approximately $1.4 million to $1.1 million for the three month periods ended June 30, 1997 and 1998, respectively, and declined from approximately $2.8 million to $2.5 million for the six month periods ended June 30, 1997 and 1998, respectively. These decreases reflect lower interest earning balances subsequent to the Voicetek acquisition and the increased mix of tax-advantaged securities, which typically carry lower stated interest rates.

Income Taxes

                     ASPECT TELECOMMUNICATIONS CORPORATION


Excluding the non-deductible, non-recurring charge for purchased in-process technology associated with the acquisition of Voicetek, the Company's effective income tax rate was 38.0% for the second quarter and first six months of 1998, down slightly from 38.5% for the comparable periods of 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company's principal source of liquidity consisted of cash, cash equivalents, and short-term investments totaling $83 million, which represented 24% of total assets. The primary sources of cash for the first six months of 1998 consisted of cash provided by operating activities of $24 million, net sales and maturities of short-term investments of $13 million, and proceeds from the issuance of common stock under various stock plans of $5 million. The primary use of cash during the first six months of 1998 consisted of $75 million for the Voicetek acquisition and related transaction costs, $16 million for purchases of property and equipment, and $8 million for payments on notes payable.

As of June 30, 1998, the Company's outstanding borrowings, including current and non-current portions of notes payable, totaled $12.6 million. Borrowings consisted of a $4.5 million note payable incurred in connection with the acquisition of TCS, and $8.1 million related to acquisitions of two intellectual property portfolios during 1997. In July 1998, the Company made additional payments of approximately $7.5 million to acquire remaining rights under one of these intellectual property portfolios and extinguished a $5 million face value note payable.

The Company believes, on a forward-looking basis, that its cash, cash equivalents, and short-term investments and anticipated cash flow from operations, potentially supplemented by additional financing, will be sufficient to meet the Company's presently anticipated cash requirements during at least the next twelve months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide disclosures regarding market risk in this quarterly report on Form 10Q as its market capitalization is less than $2.5 billion. Such disclosures will be provided in the Company's Annual Report on Form 10K for the year ending December 31, 1998.

                     ASPECT TELECOMMUNICATIONS CORPORATION

                          Part II:  Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 1998, the Annual Meeting of Shareholders of Aspect Telecommunications Corporation was held in San Jose, California.

An election of directors was held with the following individuals being elected to the Board of Directors of the Company:

     James R. Carreker      (45,519,496 votes for, 47,527 votes withheld)
     Debra J. Engel         (45,517,696 votes for, 49,327 votes withheld)
     Norman A. Fogelsong    (45,500,245 votes for, 66,778 votes withheld)
     James L. Patterson     (45,515,696 votes for, 51,327 votes withheld)
     John W. Peth           (45,445,048 votes for, 121,975 votes withheld)

Other matters voted upon and approved at the meeting, and the number of affirmative and negative votes cast with respect to each such matter were as follows:

     To approve the adoption of the Annual Retainer Compensation Plan for the Board of Directors of the Company and the reservation of 50,000 shares of Common Stock for issuance thereunder (43,863,264 votes in favor, 1,295,763 votes opposed, 58,715 abstaining, 349,281 votes withheld).

     To approve the adoption of the 1998 Directors' Stock Option Plan and the reservation of 300,000 shares of Common Stock for issuance thereunder (29,751,615 votes in favor, 15,409,579 votes opposed, 56,548 abstaining, 349,281 votes withheld).

     To amend the 1990 Employee Stock Purchase Plan to reserve an additional 1,000,000 shares of Common Stock for issuance thereunder (44,743,869 votes in favor, 433,165 votes opposed, 40,708 abstaining, 349,281 votes withheld).

     To ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the year ending December 31, 1998 (45,481,652 votes in favor, 40,077 votes opposed, 45,294 abstaining, no votes withheld).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

Exhibit 27  Financial Data Schedule

B.  REPORTS ON FORM 8-K

Reports on Form 8-K filed during the quarter ended June 30, 1998

 Form 8-K dated May 11, 1998 and filed May 22, 1998

     Item 2. Acquisition or Disposition of Assets - Announcement of the acquisition of Voicetek Corporation.

                     ASPECT TELECOMMUNICATIONS CORPORATION


     Item 7.  Financial Statements, Pro forma Financial Information and
          Exhibits.

              (a), (b) Financial statements and pro forma financial information omitted in reliance on Item 7 (a) (4) of the Instructions to Form 8-K.

              (c)  Exhibits.

                   2.1 Agreement and Plan of Merger dated April 1, 1998, among the Registrant, Venus Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Registrant, and Voicetek Corporation, a Massachusetts corporation.

                   20.1 Press release of the Company dated May 11, 1998.

Form 8-K/A dated May 11, 1998 and filed July 24, 1998

     Item 2. Acquisition or Disposition of Assets - Announcement of the acquisition of Voicetek Corporation.

     Item 7.  Financial Statements, Pro forma Financial Information and
     Exhibits.

              (a) Financial Statements of Business Acquired filed in accordance with Item 7 (a) (4) of the Instructions to Form 8-K.

              (b)  Pro Forma Financial Information filed in accordance with
                   Item 7 (a) (4) of the Instructions to Form 8-K.

              (c)  Exhibits.

                   2.1 Agreement and Plan of Merger dated April 1, 1998, among the Registrant, Venus Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Registrant, and Voicetek Corporation, a Massachusetts corporation.

                   20.1 Press release of the Company dated May 11, 1998.

                   23.1 Independent Auditors' Consent.

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



                            Aspect Telecommunications Corporation
                                          (Registrant)

Date:  July 29, 1998

                            By



                            /s/ Eric J. Keller
                            -------------------------------------------------
                            Eric J. Keller
                            Vice President, Finance and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)