Form 10-Q
period 1998-09-30
ASPECT TELECOMMUNICATIONS CORP
filed 1998-11-16
CIK 779390

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                _______________

                                   FORM 10-Q
  (Mark One)

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 1998

                                      or

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

                                Yes   X   No
                                    -----    ---


The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 51,156,055 at September 30, 1998.

                     ASPECT TELECOMMUNICATIONS CORPORATION


                                     INDEX



                        Description                              Page Number
-----------------------------------------------------------      -----------

Cover Page                                                             1

Index                                                                  2

Part I:  Financial Information

   Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of
              September 30, 1998 and December 31, 1997                 3

         Condensed Consolidated Statements of Operations
              for the Three and Nine Month Periods Ended
              September 30, 1998 and 1997                              4

         Condensed Consolidated Statements of Cash Flows
              for the Nine Month Periods Ended September 30,
              1998 and 1997                                            5

         Notes to Condensed Consolidated Financial Statements          6

   Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       11

   Item 3:  Quantitative and Qualitative Disclosures About
            Market Risk                                               17


Part II: Other Information

   Item 2:  Changes in Securities and Use of Proceeds                 18

   Item 6:  Exhibits and Reports on Form 8-K                          19

Signature                                                             21

                     ASPECT TELECOMMUNICATIONS CORPORATION

                         PART I: FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                 ASSETS
                                                                          Sept 30,          December 31,
                                                                            1998                1997
                                                                         ------------       -------------
                                                                         (unaudited)             **
Current assets:
  Cash and cash equivalents                                                  $ 76,656            $106,046
  Short-term investments                                                      129,108              40,170
  Accounts receivable, net                                                    141,407              86,896
  Inventories                                                                  14,221              12,306
  Other current assets                                                         17,467              20,413
                                                                         ------------       -------------
     Total current assets                                                     378,859             265,831

Property and equipment, net                                                    69,430              58,704
Intangible assets, net                                                         57,555              42,654
Other assets                                                                   14,449               3,154
                                                                         ------------       -------------
Total assets                                                                 $520,293            $370,343
                                                                         ============       =============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                           $ 16,162            $  9,401
  Current portion of notes payable                                              4,500               6,399
  Accrued compensation and related benefits                                    18,087              14,256
  Accrued intellectual property settlement                                          -              14,000
  Other accrued liabilities                                                    33,911              36,335
  Customer deposits and deferred revenue                                       28,734              15,626
                                                                         ------------       -------------
     Total current liabilities                                                101,394              96,017

Convertible debentures                                                        151,491                   -
Notes payable                                                                       -               6,531

Shareholders' equity:
  Preferred stock, $.01 par value:
     2,000,000 shares authorized, none outstanding in 1998 and 1997                 -                   -
  Common stock, $.01 par value:
     100,000,000 shares authorized, shares outstanding:
     51,156,055 in 1998 and 49,996,731 in 1997                                172,394             144,524
  Net unrealized gain on securities                                               163               1,267
  Accumulated translation adjustments                                            (918)             (1,951)
  Retained earnings                                                            95,769             123,955
                                                                         ------------       -------------
      Total shareholders' equity                                              267,408             267,795
                                                                         ------------       -------------
Total liabilities and shareholders' equity                                   $520,293            $370,343
                                                                         ============       =============

** Derived from audited financial statements.

                           See accompanying notes.

                     ASPECT TELECOMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited - in thousands, except per share amounts)

                                           Three Months Ended Sept 30,                    Nine Months Ended Sept 30,
                                        ---------------------------------             ----------------------------------
                                           1998                   1997                   1998                    1997
                                        ----------              ---------             ----------                --------
Net revenues:
  Product                                 $ 91,996                $68,558              $ 255,982                $202,042
  Customer support                          45,956                 30,634                121,518                  82,309
                                        ----------              ---------              ---------                --------
Total net revenues                         137,952                 99,192                377,500                 284,351

Cost of revenues:
  Cost of product revenues                  29,517                 21,531                 81,833                  65,214
  Cost of customer support revenues         30,626                 21,451                 83,175                  58,349
                                        ----------              ---------              ---------                --------
Total cost of revenues                      60,143                 42,982                165,008                 123,563
                                        ----------              ---------              ---------                --------
Gross margin                                77,809                 56,210                212,492                 160,788
                                        ----------              ---------              ---------                --------
Operating expenses:
  Research and development                  18,435                 11,452                 46,830                  33,964
  Selling, general and administrative       38,812                 27,003                104,634                  75,207
  Purchased in-process technology                -                  4,910                 68,176                   4,910
                                        ----------              ---------              ---------                --------
Total operating expenses                    57,247                 43,365                219,640                 114,081
                                        ----------              ---------              ---------                --------

Income (loss) from operations               20,562                 12,845                 (7,148)                 46,707
Interest and other income, net                 435                  1,625                  2,939                   6,466
                                        ----------              ---------              ---------                --------

Income (loss) before income taxes           20,997                 14,470                 (4,209)                 53,173
Provision for income taxes                   7,649                  7,461                 23,977                  22,362
                                        ----------              ---------              ---------                --------

Net income (loss)                         $ 13,348                $ 7,009               $(28,186)               $ 30,811
                                        ==========              =========               ========                ========

Basic earnings (loss) per share           $   0.26                $  0.14                $ (0.56)               $   0.63
Weighted average shares outstanding         50,946                 49,434                 50,522                  49,131

Diluted earnings (loss) per share         $   0.25                $  0.13                $ (0.56)               $   0.59
Weighted average shares                     54,130                 52,233                 50,522                  52,221
 outstanding--assuming dilution

                            See accompanying notes.

                     ASPECT TELECOMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited - in thousands)

                                                                    Nine Months Ended Sept 30,
                                                                    --------------------------
                                                                       1998            1997
                                                                    ---------        ---------
Cash flows from operating activities:
   Net income (loss)                                                $(28,186)         $ 30,811
   Reconciliation of net income (loss) to cash provided by
    operating activities:
      Depreciation and amortization                                   24,211            14,245
      Purchased in-process technology                                 68,176             4,910
      Interest on convertible debentures                               1,277                 -
      Gain on the sale of equity securities                                -            (2,070)
      Changes in assets and liabilities, net of effects from
       companies acquired:
           Accounts receivable                                       (48,823)          (19,871)
           Inventories                                                  (498)            4,856
           Other current assets and other assets                      (4,226)            3,766
           Accounts payable                                            3,182               376
           Accrued compensation and related benefits                   6,703             4,330
           Accrued intellectual property settlement                  (14,000)                -
           Other accrued liabilities                                  (8,172)            9,924
           Customer deposits and deferred revenue                     12,025            (5,121)
                                                                 -----------      ------------
                Cash provided by operating activities                 11,669            46,156

Cash flows from financing activities:
      Common stock transactions                                       12,489             5,906
      Payments on notes payable                                      (15,744)                -
      Issuance of convertible debentures, net of issuance costs      145,708                 -
                                                                 -----------      ------------
                Cash provided by financing activities                142,453             5,906

Cash flows from investing activities:
      Short-term investment purchases                               (215,382)          (35,836)
      Short-term investment sales and maturities                     126,445            53,656
      Property and equipment purchases                               (25,166)          (19,423)
      Purchase of company, net of cash acquired                      (71,382)             (278)
                                                                 -----------      ------------
                Cash used in investing activities                   (185,485)           (1,881)

Effect of exchange rate changes on cash and cash equivalents           1,973              (418)
                                                                 -----------      ------------
Increase (decrease) in cash and cash equivalents                     (29,390)           49,763

Cash and cash equivalents:

   Beginning of period                                               106,046            47,996
                                                                   ---------      ------------
   End of period                                                   $  76,656          $ 97,759
                                                                   =========      ============

Supplemental schedule of noncash investing and financing activities:

      Stock options issued in connection with the acquisition
       of Voicetek Corporation                                     $  11,184                   -
      Common stock issued in connection with the acquisition
       of Commerce Soft Inc.                                               -            $  4,610

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders attached as an appendix to the Proxy Statement for the 1998 Annual Meeting of Shareholders.

Business Combinations

In May 1998, the Company completed the acquisition of Voicetek Corporation (Voicetek), a leading supplier of interactive voice response (IVR) and Intelligent Networks (IN) applications based in Chelmsford, Massachusetts. The acquisition is intended to augment Aspect customer premise IVR product offerings, strengthen the Company's position in the network service provider marketplace and extend the Company's OEM sales channel capabilities. The acquisition was accounted for as a purchase. The Company paid approximately $72 million in cash for all of Voicetek common and preferred shares outstanding; converted all outstanding Voicetek options into options to purchase approximately 450,000 shares of Aspect Common Stock with a fair value of approximately $11 million; incurred transaction costs of approximately $3.0 million; and assumed certain operating assets and liabilities of Voicetek. Aspect recorded a one-time charge of $68.2 million in the second quarter of 1998 for purchased in-process technology that had not reached technological feasibility and had no alternative future use. In addition, the remaining portion of the purchase price that exceeded the net assets of Voicetek, a total of $17.8 million, was recorded as intangible assets which are being amortized on a straight line basis over a period of three to seven years.

The operating results of Voicetek have been included in the consolidated statements of operations since the date of acquisition. Had the acquisition taken place at the beginning of 1997, the unaudited pro forma results of operations would have been as follows for the nine months ended September 30 (in thousands, except per share data):

                                            1998         1997

            Net revenues                  $385,568     $305,725
            Net income                      35,700       23,930
            Basic earnings per share          0.71         0.49
            Diluted earnings per share        0.66         0.46

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles and goodwill, interest income associated with funding the acquisition and entries to conform to the Company's accounting policies. The $68.2 million charge for purchased in-process technology has been excluded from the pro forma results as it is a material non-recurring charge.

                     ASPECT TELECOMMUNICATIONS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 1997, the Company acquired Commerce Soft Inc., a developer of customer interaction technology, and its results of operations are included in the accompanying financial statements since the date of acquisition. The transaction was accounted for as a purchase and resulted in a one-time charge of $4.9 million in the third quarter of 1997 related to in-process technology.

Inventories

Inventories, stated at the lower of cost (first-in, first-out) or market, consist of:

                                                  (in thousands)
                                            September 30,  December 31,
                                                1998           1997
                                            -------------  ------------

          Raw materials                         $ 5,400       $ 5,331
          Work in progress                        4,456         3,624
          Finished goods                          4,365         3,351
                                                -------       -------
          Total                                 $14,221       $12,306
                                                =======       =======

Notes Payable

In October 1997, the Company acquired certain rights to two intellectual property portfolios by paying $9.8 million in cash and issuing $10 million in notes payable. These notes were stated net of $1.6 million in discounts with imputed interest rates of 7%, and were payable in installments over the next five to six years. In July 1998, the Company acquired remaining rights under one of these intellectual portfolios by making additional payments of approximately $7.5 million and extinguished a $5 million face value note payable. In September 1998, the Company paid approximately $3.8 million to extinguish a $5 million face value note payable related to the second intellectual property portfolio.

Convertible Subordinated Debentures

In August 1998, the Company completed a private placement of approximately $150 million ($490 million principal amount at maturity) of zero coupon convertible subordinated debentures due 2018. These debentures were priced with a yield to maturity of 6% per annum. Debenture holders can convert the debentures into Aspect Common Stock any time prior to maturity at a conversion rate of 8.713 of Aspect Common Stock per $1,000 principal amount at maturity of debentures. Holders can require Aspect to repurchase the debentures on August 10, 2003, August 10, 2008 and August 10, 2013 for cash, or at the election of Aspect, for Aspect Common Stock, if certain conditions are met. Holders can also require Aspect to redeem the debentures for cash in the event of a fundamental change. Aspect can redeem the debentures any time on or after August 10, 2003. The debentures are not secured by any Aspect assets and are subordinated in right of payment to all of Aspect senior indebtedness and effectively subordinated to the debt of the Company's subsidiaries. On October 30, 1998, the Company filed a registration statement with the Securities and Exchange Commission to register the debentures and shares of Aspect Common Stock issuable upon conversion for resale.

Per Share Information

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted earnings
(loss) per share also includes the dilutive impact of stock options. Basic and diluted

                     ASPECT TELECOMMUNICATIONS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

earnings (loss) per share for the three and nine month periods ended September 30 are calculated as follows (in thousands, except per share data):

                                                    Three Months Ended           Nine Months Ended
                                                 -------------------------  ---------------------------
                                                    1998          1997          1998           1997
                                                 -----------  ------------  -------------  ------------
    Weighted average shares outstanding             50,946        49,434        50,522         49,131

    Net income (loss)                              $13,348       $ 7,009      $(28,186)       $30,811

      Basic earnings (loss) per share              $  0.26       $  0.14      $  (0.56)       $  0.63
                                                   =======       =======      ========        =======


    Weighted average shares outstanding             50,946        49,434        50,522         49,131
    Dilutive effect of options                       3,184         2,799             -          3,090
                                                   -------       -------      --------        -------
         Total                                      54,130        52,233        50,522         52,221

    Net income (loss)                              $13,348       $ 7,009      $(28,186)       $30,811

      Diluted earnings (loss) per share            $  0.25       $  0.13      $  (0.56)       $  0.59
                                                   =======       =======      ========        =======

As of September 30, 1998, there were 10,132,000 options outstanding. The dilutive effect of options was not included in the calculation of diluted earnings per share for the nine month period ended September 30, 1998 because inclusion of these shares would have had an anti-dilutive effect as the Company had a net loss for that period. The amount of such options excluded from the diluted earnings per share computation was 3,222,000 for the nine months ended September 30, 1998.

Additionally, as of September 30, 1998, there were 4,269,000 shares of Common Stock issuable upon conversion of debentures. The dilutive effect of this Common Stock was not included in the calculation of diluted earnings per share for the three and nine month periods ended September 30, 1998 because this inclusion would have been anti-dilutive. The amount of Common Stock issuable upon conversion of debentures excluded from the diluted earnings per share computation was 2,413,000 and 813,000 for the three and nine months ended September 30, 1998, respectively.

Contingencies

The Company is from time to time involved in litigation or claims that arise in the normal course of business. The Company does not expect that any current litigation or claims will have a material adverse effect on the Company's business, operating results, and financial condition.

Comprehensive Income (Loss)

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires an enterprise to report the change in net assets during the period from non-owner sources. For the three and nine months ended September 30, 1998, comprehensive income (loss) was $13,534,000 and $(28,255,000), respectively. Comprehensive income for the same periods of the prior year was $6,832,000 and $28,065,000, respectively. Comprehensive income (loss) represents net income
(loss) for these periods and changes in unrealized gains on securities and accumulated translation adjustments.

                     ASPECT TELECOMMUNICATIONS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications, on a forward looking basis, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

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

In October 1997, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). This statement provides guidance for an enterprise on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company adopted SOP 97-2 in the first quarter of 1998 with an insignificant impact on its consolidated financial position or results of operations for the three and nine months presented. On a forward-looking basis, the Company anticipates that accounting for transactions under SOP 97-2 will not have a material impact on the Company's financial position or results of operations.

In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. The Company has not yet determined its reporting segments. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this statement will not impact the Company's consolidated financial position or results of operations.

Subsequent Events

In October 1998, the Company's Board of Directors approved the repurchase of up to 5 million shares of its Common Stock. The shares may be purchased in the open market or private transactions. The number of shares to be purchased and the timing of purchases will be based on several conditions, including the price of Aspect Common Stock, general market conditions and other factors. No time limit was set for the completion of the program.

The Company's Board of Directors has approved the establishment of an option exchange program for certain employee stock options. Executive officers and non-employee directors of the Company are not eligible to participate in the exchange program. Under this program, implemented in November 1998, eligible employees may elect to exchange existing options with higher exercise prices for replacement options with an exercise price equal to the closing sale price of Aspect Common Stock on a specified date in November 1998. The new options will retain the same characteristics as the options being replaced, except that employees who participate in the option exchange program will not be able to exercise any exchanged options for the one year period subsequent to the exchange.

                     ASPECT TELECOMMUNICATIONS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The $4.5 million note relating to the 1995 acquisition of TCS was payable on October 31, 1998. Payment on this note is being delayed pending resolution of various tax matters relating to periods prior to the Company's acquisition of TCS.

                     ASPECT TELECOMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis in the Company's 1997 Annual Report to Shareholders.

Aspect Telecommunications provides comprehensive business solutions for mission-critical call centers worldwide. Aspect integrated call center products and services help businesses such as airlines, retail sales, financial services and communications enhance productivity, increase revenues and provide superior customer service. Aspect products include automatic call distributors, computer-telephony integration solutions, call center management and reporting software, automation solutions including interactive voice response systems, and planning and forecasting packages. The Company also provides business applications consulting and systems integration services and around-the-clock support.

In May 1998, the Company completed the acquisition of Voicetek Corporation (Voicetek), a leading supplier of interactive voice response (IVR) and Intelligent Networks (IN) applications based in Chelmsford, Massachusetts. The acquisition is intended to augment Aspect customer premise IVR product offerings, strengthen the Company's position in the network service provider marketplace and extend the Company's OEM sales channel capabilities. The acquisition was accounted for as a purchase. The Company paid approximately $72 million in cash for all of Voicetek common and preferred shares outstanding; converted all outstanding Voicetek options into options to purchase approximately 450,000 shares of Aspect Common Stock with a fair value of approximately $11 million; incurred transaction costs of approximately $3.0 million; and assumed certain operating assets and liabilities of Voicetek. Aspect recorded a one-time charge of $68.2 million in the second quarter of 1998 for purchased in-process technology that had not reached technological feasibility and had no alternative future use. In addition, the remaining portion of the purchase price that exceeded the net assets of Voicetek, a total of $17.8 million, was recorded as intangible assets which are being amortized on a straight line basis over a period of three to seven years.

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

Except for historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and are made under the safe-harbor provisions thereof. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected including the following: the impact of intense competition in the company's product and service markets; customer acceptance and technical performance of new products and services; the management of growth; the ability to attract and retain key personnel in new and traditional business areas and geographic markets; and the inability to successfully integrate the operations, technologies, products and/or personnel of acquired companies in a successful, profitable, and timely manner. Other risks that could cause actual results to differ materially from

                     ASPECT TELECOMMUNICATIONS CORPORATION

those projected are discussed in Aspect's Form 10-K and Annual Report for the fiscal year ended December 31, 1997, 10-Q for the fiscal quarter ended June 30, 1998 and in the press releases regarding the Voicetek acquisition dated April 1, 1998 and May 11, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Aspect undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Net Revenues

Total net revenues for the third quarter of 1998 and 1997 were $138 million and $99 million, respectively, representing an increase of 39% for these comparative periods. Total net revenues for the nine month periods ended 1998 and 1997 were $378 million and $284 million, respectively, representing an increase of 33%.

Product revenues for the third quarter of 1998 were $92 million, an increase of 34% over product revenues of $69 million for the same period of 1997. For the first nine months of 1998, product revenues were $256 million, 27% higher than the same period in 1997. The increase in product revenues for the third quarter of 1998 from the same quarter in the prior year is attributed to revenue increases related to new system sales in the Company's international markets, add-ons, software and upgrades in North America and the inclusion of revenue from the Voicetek business acquired in May 1998. The increase in product revenues for the first nine months of the fiscal year was attributable to increased new system sales, add-ons and the inclusion of Voicetek revenues since the date of acquisition.

Customer support revenues for the third quarter of 1998 were $46 million, an increase of 50% over the third quarter of 1997. For the first nine months of 1998, customer support revenues were $122 million, an increase of 48% compared with the same period of 1997. The growth in customer support revenues for both periods resulted primarily from increases in revenue from the Company's consulting and systems integration business (Global Solutions Services (GSS), formerly named Consulting and Systems Integration) and increases in the Company's maintenance revenue as a result of continued growth in its installed base. Customer support revenues are comprised of contractually agreed-upon system service and maintenance (which are primarily affected by growth in the installed base), installation of products, GSS revenue and other support services.

Gross Margin on Product Revenues

Product gross margin was 68% for the third quarter of 1998 compared to 69% for the same period of 1997. The decrease in product gross margin reflects slightly lower margins in our add-on and other product business. For the first nine months of 1998, product gross margin was 68%, consistent with the same period of 1997. On a forward-looking basis, the Company expects that the following factors, among others, could have a material impact on product gross margins: the mix of products sold; the channel of distribution; the portion of systems revenues related to accounts purchasing multiple systems; the mix and level of third-party product included as part of systems integration projects; the results of recently acquired subsidiaries and newly established business units; and licensing, cross-licensing or royalty arrangements with third parties.

                     ASPECT TELECOMMUNICATIONS CORPORATION

Gross Margin on Customer Support Revenues

Customer support gross margin was 33% for the third quarter of 1998 compared to 30% for the same period of 1997. For the first nine months of 1998, customer support gross margin was 32% compared to 29% for the same period of 1997. The increase in support gross margin mainly reflects higher margins in the Company's GSS business unit. On a forward-looking basis, the Company anticipates that customer support margins will fluctuate from period to period due to fluctuations in customer support revenues (since many of the costs of providing customer support do not vary proportionately with customer support revenues), ongoing efforts to expand the Company's customer support infrastructure, the ongoing results of the Company's GSS business unit, and the results of recently acquired subsidiaries and newly established business units.

Research and Development Expenses

Research and development (R&D) expenses were $18 million for the third quarter of 1998, representing an increase of 61% compared with R&D expenses of $11 million for the same period of 1997. R&D expenses were $47 million for the first nine months of 1998, an increase of 38% over R&D expenses of $34 million for the same period of 1997. The increases in R&D for both periods primarily reflects increased personnel and infrastructure costs and the inclusion of Voicetek R&D expenses since the date of acquisition. As a percentage of net revenues, R&D spending was 13% for the third quarter of 1998 when compared to 12% for the same period of 1997. R&D spending was 12% for the first nine months of 1998 consistent with the same period of 1997. The Company continues to believe that significant investment in R&D is required to remain competitive and anticipates, on a forward-looking basis, that such expenses will increase in terms of absolute dollars although such expenses as a percentage of net revenues may fluctuate on a quarterly basis.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $39 million for the third quarter of 1998, an increase of 44% compared with the same period of 1997. For the first nine months of 1998, SG&A expenses were $105 million an increase of 39% over the same period of 1997. The increases in SG&A for both periods reflects increased personnel, infrastructure costs, and the inclusion of Voicetek SG&A expenses since the date of acquisition. As a percentage of net revenues, SG&A was 28% for the third quarter and nine months of 1998 compared with 27% and 26% for the same periods of 1997, respectively. The Company anticipates, on a forward-looking basis, that SG&A expenses will increase in terms of absolute dollars although such expenses as a percentage of net revenues may fluctuate on a quarterly basis.

Purchased In-Process Technology

Purchased in-process technology relates to acquired technology which had not reached technological feasibility and had no alternative future use. For the second quarter of 1998, the non-recurring in-process technology charge of $68.2 million related to the acquisition of Voicetek completed in May 1998. For the third quarter of 1997, the non-recurring in-process technology charge of $4.9 million related to the acquisition of Commerce Soft completed in September 1997.

                     ASPECT TELECOMMUNICATIONS CORPORATION

Net Interest and Other Income

Net interest and other income declined to $435,000 for the third quarter of 1998 from $1.6 million for the same period of 1997 as a result of lower interest earning balances, primarily resulting from the acquisition of Voicetek in the second quarter of 1998. Interest expense from the convertible subordinated debentures issued in August 1998 was substantially offset by interest earned on the proceeds from the offering. Net interest and other income decreased to $2.9 million for the first nine months of 1998 from $6.5 million for the same period of 1997, due primarily to the $2.1 million gain on the sale of equity securities occurring in the second quarter of 1997 and due to lower interest earning balances, primarily resulting from the Voicetek acquisition in 1998.

Income Taxes

Excluding non-deductible, non-recurring charges for purchased in-process technology associated with the acquisitions of Commerce Soft and Voicetek, the Company's effective income tax rate was 36.4% for the third quarter of 1998 and 37.5% for the first nine months of 1998, down slightly from 38.5% for the comparable periods of 1997. The rate for the third quarter includes a cumulative adjustment to bring the 1998 year to date rate to 37.5%. The reduced tax rate from 1997 to 1998 results from increased foreign sales corporation benefits and other factors.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company's principal source of liquidity consisted of cash, cash equivalents, and short-term investments totaling $206 million, which represented 40% of total assets. The primary sources of cash for the first nine months of 1998 consisted of $145.7 million of net proceeds from the issuance of zero coupon convertible subordinated debentures, sales and maturities of short term investments of $126.4 million, $12.5 million in proceeds from the issuance of common stock under various stock plans and cash generated from operating activities of $11.7 million. The primary uses of cash during the first nine months of 1998 consisted of $215.3 million of purchases of short-term investments, $71.4 million net cash used in the purchase of Voicetek, $25.2 million for purchases of property and equipment, and $15.7 million in payment of notes payable relating primarily to intellectual property portfolios previously acquired.

As of September 30, 1998, the Company's outstanding long term and short term borrowings totaled $156.0 million, comprising $151.5 million relating to the convertible debentures issued during the third quarter of 1998 and $4.5 million incurred in connection with the acquisition of TCS in 1995. Payment of the $4.5 million note, payable on October 31, 1998, is being delayed pending resolution of various tax matters relating to periods prior to the Company's acquisition of TCS.

In October 1998, the Company's Board of Directors approved the repurchase of up to 5 million shares of Aspect Common Stock.

The Company believes, on a forward-looking basis, that its cash and cash equivalents, short-term investments, and anticipated cash flow from operations will be sufficient to meet the Company's presently anticipated cash requirements during at least the next twelve months.

Year 2000 AND PROXIMATE DATES

Many computer systems are expected to experience problems handling dates around the year 2000 (Y2K). Described below are the actions we have taken, and plan to take, to address the potential problems resulting as systems attempt to handle dates around the millennium.

State of Readiness

Our Y2K activities include the following phases: gathering data and taking inventory; testing systems and products to discover or confirm Y2K compliance; execution of remediation activities to fix non-compliant products and systems; and monitoring and testing products and systems on an ongoing basis. The major business areas impacted are:

Products and Installations: The Company is visiting customers to install Y2K solutions and has furnished test facilities and equipment for customers to verify compliance. We believe that substantially all current and legacy products are Y2K compliant, or that we will have upgrades available by December 1998 to make them Y2K compliant.

Procurement: We are surveying the Y2K readiness of critical and sole source suppliers. We are in process of making second requests of suppliers who have not yet fully responded and will continue to follow up with suppliers for whom initial assessments have been completed.

Manufacturing: Certain of the Company's manufacturing is outsourced to two primary suppliers and we are confirming their Y2K status. Our assembly and test equipment is scheduled for ongoing upgrades to Y2K compliant configurations through September 1999. Our primary manufacturing application software system is scheduled to be Y2K compliant by the end of 1998.

Information Technology Systems: The Company has conducted a survey of its information technology hardware and software and expects that substantially all non-Y2K compliant hardware and software will be upgraded or replaced by September 1999.

Facilities and Infrastructure: An assessment of the Y2K readiness of owned and leased assets is scheduled for completion in December 1998.

Costs

While the Company has not yet completed the evaluation of the required activities, the estimated costs of Y2K compliance efforts are not expected to be material to the Company.

Risks

The Company believes the most reasonably likely worst case Y2K scenarios include the following:

Customers could change their buying patterns in a number of ways, including accelerating or delaying purchases of, or replacement of, Aspect products and services.

We could experience a disruption in service to our customers as a result of the failure of third party products, including the following: third party products which are non-compliant and are incorporated into Aspect products could cause our products to fail; a breakdown in telephone, e-mail, voicemail, the World Wide Web or file transfer programs could impact the responsiveness of our help desk; Y2K problems at a number of our suppliers including banks, telephone companies and the United States Postal Service could have a pervasive impact on our business as a whole; and product features that rely on date parameters (generally date dependent routings and operating reports) could malfunction.

Although our products are undergoing both Y2K specific, and our normal testing procedures, our products may not contain all of the necessary date code or other changes to operate in the year 2000. Any failure of such products to perform could result in: claims and lawsuits against the Company; significantly impaired customer satisfaction resulting in customers withholding cash owed to the Company and delaying or canceling orders; and managerial and technical resources being diverted away from product development and other business activities.

Any of the above stated consequences, in addition to others which the Company cannot yet foresee, could have a significant adverse impact on the Company's business, operating results and financial condition.

Contingency Plans

Until the Y2K compliance of our suppliers, and the compliance timetables of our customers become clearer, it is not practical to develop comprehensive contingency plans. We presently anticipate that contingency plans will be complete by October 1999. Once contingency plans are implemented, however, we cannot be certain that such plans will prevent significant Y2K problems from having a material adverse effect on the Company's business, operating results, and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide disclosures regarding market risk in this quarterly report on Form 10-Q as its market capitalization is less than $2.5 billion. Such disclosures will be provided in the Company's Annual Report on Form 10-K for the year ending December 31, 1998.

                     ASPECT TELECOMMUNICATIONS CORPORATION

                          PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Aspect made the following unregistered sales of securities convertible into Aspect Common Stock for the quarter ended September 30, 1998.

Transaction Date:                                        August 10, 1998
------------------------------------------------------------------------------------------------------------------
Amount of Securities Sold:                               Approximately $150 million zero coupon convertible
                                                         subordinated debentures ($490 million principal at
                                                         maturity) convertible into 4,269,370 shares of Aspect
                                                         Common Stock, $.01 par value/1/
------------------------------------------------------------------------------------------------------------------
Yield to Maturity:                                       6.0% per annum
------------------------------------------------------------------------------------------------------------------
Conversion Rate:                                         8.713 shares of Aspect Common Stock per $1,000 principal
                                                         at maturity of debentures
------------------------------------------------------------------------------------------------------------------
Maturity Date:                                           August 10, 2018
------------------------------------------------------------------------------------------------------------------
Name of Underwriters or Placement Agents:                Morgan Stanley Dean Witter and Credit Suisse First Boston
------------------------------------------------------------------------------------------------------------------
Consideration Received:                                  The Company received aggregate net proceeds of $145.7
                                                         million from the sale of the debentures
------------------------------------------------------------------------------------------------------------------
Person or Class of Persons to Whom Securities Were       Certain Qualified Institutional Buyers and Institutional
Sold:                                                    Accredited Investors
------------------------------------------------------------------------------------------------------------------
Exemption from Registration Claimed:                     The sales and issuances of securities in the transaction
                                                         were deemed to be exempt from registration under the
                                                         Securities Act in reliance on Section 4(2) of the
                                                         Securities Act as transactions by an issuer not
                                                         involving any public offering.  In all such transactions
                                                         which relied upon the exemption set forth in Section
                                                         4(2) of the Act, the recipients of securities
                                                         represented their intentions to acquire the securities
                                                         for investment only and not with a view to or for sale
                                                         in connection with any distribution thereof, and
                                                         appropriate legends were affixed to the securities
                                                         issued in such transactions.
------------------------------------------------------------------------------------------------------------------
Expenses:                                                In connection with the offering, the Company
                                                         made direct and indirect payments for underwriting
                                                         discounts and commissions totaling $4.5 million and
                                                         incurred other expenses totaling $201,000.
------------------------------------------------------------------------------------------------------------------
Use of Proceeds:                                         Net proceeds, following the deduction of the expenses
                                                         set forth above, were $145.5 million and were used by
                                                         the Company for investments in taxable fixed income
                                                         securities.
------------------------------------------------------------------------------------------------------------------

---------------------------
/1/The number of shares represents those that are initially issuable upon conversion of the debentures and as a result of the debentures antidilution provisions, the number of indeterminate shares of Aspect Common Stock that may be issued from time to time when the debentures are converted.

                     ASPECT TELECOMMUNICATIONS CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

Exhibit 4.1 Indenture. Dated August 10, 1998, by and among the Company and State Street Bank and Trust Company of California, N.A., as Trustee, including the form of Debenture.

Exhibit 4.2  Form of Debenture (included in Exhibit 4.1).

Exhibit 4.3 Registration Rights Agreement, dated August 10, 1998, by and among the Company, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation.

Exhibit 27   Financial Data Schedule

B.  REPORTS ON FORM 8-K

Reports on Form 8-K filed during the quarter ended September 30, 1998

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

                    20.1  Press release of the Company dated May 11, 1998.

                    23.1  Independent Auditors' Consent.


Form 8-K dated August 5, 1998 and filed August 5, 1998

     Item 5. Other Events - Announcement of the offering of zero coupon convertible subordinated debentures.

     Item 7.  Financial Statements, Pro forma Financial Information and
     Exhibits.

              (c)   Exhibits.

                     ASPECT TELECOMMUNICATIONS CORPORATION

                    1  Press release of the Company dated July 28,1998.

                    2  Press release of the Company dated August 5, 1998.

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



                              Aspect Telecommunications Corporation
                                  (Registrant)

Date:  November 12, 1998

                              By



                              /s/ Eric J. Keller
                              -----------------------------------------------
                              Eric J. Keller
                              Vice President, Finance and Chief Financial
                              Officer (Duly Authorized and Principal Financial and Accounting Officer)