Form 10-Q/A
period 1998-06-30
ASPECT TELECOMMUNICATIONS CORP
filed 1999-01-19
CIK 779390

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                _______________

                                  FORM 10-Q/A

  (Mark One)

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 1998

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the transition period from ______ to ______

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

                                Yes   X   No
                                    -----    -----

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 50,605,084 at June 30, 1998.

                     ASPECT TELECOMMUNICATIONS CORPORATION
                                  FORM 10-Q/A

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on July 29, 1998, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements. See "Restatement of Quarterly Financial Statements" in Notes to the Condensed Consolidated Financial Statements for a discussion of the basis for such restatement.



                                     INDEX


                          Description                                Page Number
----------------------------------------------------------------     -----------

Cover Page                                                                 1

Index                                                                      2

Part I:   Financial Information

   Item 1:  Financial Statements

          Condensed Consolidated Balance Sheets as of June 30,
            1998 (as restated) and December 31, 1997                       3

          Condensed Consolidated Statements of Income for the
            Three and Six Month Periods Ended June 30, 1998
            (as restated) and 1997                                         5

          Condensed Consolidated Statements of Cash Flows for
            the Six Month Periods Ended June 30, 1998 (as
            restated) and 1997                                             6

          Notes to Condensed Consolidated Financial Statements             8

   Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           14

   Item 3:  Quantitative and Qualitative Disclosures about Market
            Risk                                                          17

Part II:  Other Information

   Item 4:  Submission of Matters to a Vote of Security Holders           18

   Item 6:  Exhibits and Reports on Form 8-K                              18

Signature                                                                 20

                     ASPECT TELECOMMUNICATIONS CORPORATION

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Unaudited - in thousands, except share data)


                                                              June 30,        December 31,
                                                                1998              1997
                                                          ---------------   ---------------
                                                          (As Restated)*           **
ASSETS
Current assets:
  Cash and cash equivalents                                  $ 55,575           $106,046
  Short-term investments                                       27,366             40,170
  Accounts receivable, net                                    106,590             86,896
  Inventories                                                  12,283             12,306
  Other current assets                                         14,715             20,413
                                                             --------           --------
     Total current assets                                     216,529            265,831

Property and equipment, net                                    67,598             58,704
Intangible assets, net                                        127,425             42,654
Other assets                                                    4,302              3,154
                                                             --------           --------
Total assets                                                 $415,854           $370,343
                                                             ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $ 16,496           $  9,401
  Current portion of notes payable                              6,799              6,399
  Accrued compensation and related benefits                    18,157             14,256
  Accrued intellectual property settlement                          -             14,000
  Other accrued liabilities                                    33,042             36,335
  Customer deposits and deferred revenue                       24,681             15,626
                                                             --------           --------
     Total current liabilities                                 99,175             96,017
                                                             --------           --------

Notes payable                                                   5,782              6,531
Deferred tax liabilities                                        8,798                  -
Shareholders' equity:
  Preferred stock, $.01 par value:
    2,000,000 shares authorized, none outstanding in
    1998 and 1997                                                   -                  -
  Common stock, $.01 par value:
    100,000,000 shares authorized, shares outstanding:
    50,605,084 in 1998 and 49,996,731 in 1997                 163,497            144,524
  Net unrealized gain on securities                               149              1,267
  Accumulated translation adjustments                          (1,088)            (1,951)

    Retained earnings                                         139,541            123,955
                                                             --------           --------
    Total shareholders' equity                                302,099            267,795
                                                             --------           --------
Total liabilities and shareholders' equity                   $415,854           $370,343
                                                             ========           ========

* See "Restatement of Quarterly Financial Statements" in notes to the condensed consolidated financial statements.
** Derived from audited financial statements.

         See notes to the condensed consolidated financial statements.

                    ASPECT TELECOMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited - in thousands, except per share amounts)

                                          Three Months Ended June 30,    Six Months Ended June 30,
                                          ---------------------------   ---------------------------
                                              1998           1997           1998           1997
                                          ------------   ------------   ------------   ------------
                                          (As Restated)*                (As Restated)*
Net revenues:
  Product                                     $ 86,654       $ 65,932       $163,986       $133,484
  Customer support                              39,437         27,610         75,562         51,676
                                          ------------   ------------   ------------   ------------
Total net revenues                             126,091         93,542        239,548        185,160
                                          ------------   ------------   ------------   ------------

Cost of revenues:
  Cost of product revenues                      27,944         20,479         52,316         43,684
  Cost of customer support revenues             28,379         19,673         52,549         36,899
                                          ------------   ------------   ------------   ------------
Total cost of revenues                          56,323         40,152        104,865         80,583
                                          ------------   ------------   ------------   ------------
Gross margin                                    69,768         53,390        134,683        104,577
                                          ------------   ------------   ------------   ------------

Operating expenses:
  Research and development                      16,125         11,550         28,955         22,512
  Selling, general and administrative           35,617         24,820         66,701         48,204
  Purchased in-process technology                9,899              -          9,899              -
                                          ------------   ------------   ------------   ------------
Total operating expenses                        61,641         36,370        105,555         70,716
                                          ------------   ------------   ------------   ------------

Income from operations                           8,127         17,020         29,128         33,861
Interest and other income, net                   1,091          3,428          2,504          4,841
                                          ------------   ------------   ------------   ------------

Income before income taxes                       9,218         20,448         31,632         38,702
Provision for income taxes                       7,529          7,872         16,046         14,900
                                          ------------   ------------   ------------   ------------

Net income                                    $  1,689        $12,576       $ 15,586        $23,802
                                          ============   ============   ============   ============

Basic earnings per share                      $   0.03        $  0.26       $   0.31        $  0.49
Weighted average shares outstanding             50,437         49,056         50,292         48,975

Diluted earnings per share                    $   0.03        $  0.24       $   0.29        $  0.46
Weighted average shares
outstanding--assuming dilution                  53,584         51,956         53,392         52,201


* See "Restatement of Quarterly Financial Statements" in notes to the condensed consolidated financial statements.

         See notes to the condensed consolidated financial statements.

                     ASPECT TELECOMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                           Six Months Ended June 30,
                                                                      ---------------------------------------
                                                                              1998                   1997
                                                                      -----------------        --------------
                                                                        (As Restated)*
Cash flows from operating activities:
Net income                                                                  $ 15,586               $ 23,802
Reconciliation of net income to cash provided by
    operating activities:
    Depreciation and amortization                                             13,761                  9,567
    Purchased in-process technology                                            9,899                      -
    Gain on the sale of equity securities                                          -                 (2,070)
    Deferred tax liabilities                                                   8,798                      -
    Changes in assets and liabilities, net of effects from
      companies acquired:
         Accounts receivable                                                 (15,870)               (15,083)
         Inventories                                                           1,356                  3,826
         Other current assets and other assets                                 4,597                    568
         Accounts payable                                                      3,617                  1,782
         Accrued compensation and related benefits                            (2,687)                   835
         Accrued intellectual property settlement                            (14,000)                     -
         Other accrued liabilities                                            (8,861)                 8,911
         Customer deposits and deferred revenue                                8,085                 (4,518)
                                                                      -----------------        --------------
             Cash provided by operating activities                            24,281                 27,620
                                                                      -----------------        --------------

    Cash flows from financing activities:
    Common stock transactions                                                  5,388                  4,360
    Payments on note payable                                                  (7,637)                     -
                                                                      -----------------        --------------
             Cash provided by (used in) financing activities                  (2,249)                 4,360
                                                                      -----------------        --------------

    Cash flows from investing activities:
    Short-term investment purchases                                          (82,638)               (26,770)
    Short-term investment sales and maturities                                95,442                 37,345
    Property and equipment purchases                                         (15,575)               (13,822)
    Purchase of company, net of cash acquired                                (71,382)                     -
                                                                      -----------------        --------------
             Cash used in investing activities                               (74,153)                (3,247)
                                                                      -----------------        --------------
    Effect of exchange rate changes on cash and cash
    equivalents                                                                1,650                     22
                                                                      -----------------        --------------
    Increase (decrease) in cash and cash equivalents                         (50,471)                28,755
    Cash and cash equivalents:
        Beginning of period                                                  106,046                 47,996
                                                                      -----------------        --------------
        End of period                                                       $ 55,575               $ 76,751
                                                                      =================        ==============

    Noncash investing and financing activities:
    Stock options issued in connection with the acquisition
    of Voicetek Corporation                                                 $ 11,184               $      -

* See "Restatement of Quarterly Financial Statements" in notes to the condensed consolidated financial statements.

         See notes to the condensed consolidated financial statements.

                     ASPECT TELECOMMUNICATIONS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The consolidated financial statements include the accounts of Aspect Telecommunications Corporation (Aspect or the Company) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders attached as an appendix to the Proxy Statement for the 1998 Annual Meeting of Shareholders.

Restatement of Quarterly Financial Statements

Subsequent to the issuance of the Company's June 30, 1998 condensed consolidated financial statements, the SEC issued new guidance on its views regarding the valuation methodology used in determining purchased in-process technology expensed on the date of acquisition. The Company has had discussions with the SEC staff concerning the valuation of purchased in-process technology and other intangible assets acquired in connection with the acquisition of Voicetek Corporation in May 1998 (see "Business Combinations" note). As a result of these discussions, the Company has modified its methods used to value the purchased in-process technology and other intangible assets. The revised valuation is based on management estimates of the after-tax net cash flows and gives explicit consideration to the SEC's views on purchased in-process technology as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. As a result of the revised valuation, the amount of purchase price allocated to in-process technology decreased from $68.2 million to $9.9 million and the amount ascribed to other intangible assets increased from $17.8 million to $89.8 million, including the impact of deferred tax liabilities related to intangible assets of $1.4 million and $15.2 million respectively.

The following table outlines the revisions to previously published condensed consolidated financial statements (in thousands, except for per share amounts):

                                        Three Months Ended                  Six Months Ended
                                           June 30, 1998                     June 30, 1998
                                --------------------------------      ------------------------------
                                 As Previously                         As Previously
                                    Reported        As Restated           Reported      As Restated
                                    --------        -----------           --------      -----------
   Research and development          $15,565          $16,125              $28,395         $28,955

   Selling, general &                $34,738          $35,617              $65,822         $66,701
   administrative

   Purchased in-process              $68,176          $ 9,899              $68,176         $ 9,899
   technology

   Income (loss) from operations    ($48,711)         $ 8,127             ($27,710)        $29,128

   Income (loss) before income      ($47,620)         $ 9,218             ($25,206)        $31,632
   taxes

   Provision for income taxes        $ 7,811          $ 7,529              $16,328         $16,046

   Net income (loss)                ($55,431)         $ 1,689             ($41,534)        $15,586

   Basic earnings (loss) per        ($  1.10)         $  0.03             ($  0.83)        $  0.31
   share

   Diluted earnings (loss) per      ($  1.10)         $  0.03             ($  0.83)        $  0.29
   share

                                        At June 30, 1998
                                ------------------------------
                                 As Previously
                                   Reported       As Restated
                                -------------    -------------
   Intangible assets, net          $ 56,333        $127,425

   Other assets                    $  9,476        $  4,302

   Deferred tax liabilities        $      -        $  8,798

   Retained earnings               $ 82,421        $139,541

   Total shareholders' equity      $244,979        $302,099

Business Combinations

In May 1998, the Company completed the acquisition of Voicetek Corporation (Voicetek), a leading supplier of interactive voice response (IVR) and Intelligent Networks (IN) applications based in Chelmsford, Massachusetts. The acquisition is intended to augment Aspect's customer premise IVR product offerings, strengthen Aspect's position in the network service provider marketplace, and extend the Company's OEM sales channel capabilities. The acquisition was accounted for as a purchase. The Company paid approximately $72 million in cash for all Voicetek common and preferred shares outstanding and converted all outstanding Voicetek options into options to purchase approximately 450,000 shares of Aspect Common Stock with a fair value of approximately $11 million, plus transaction costs of approximately $3 million, and assumed certain operating assets and liabilities. The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including purchased in-process technology) is summarized as follows (in thousands):

                                                            Amortization
                                                           Period (Years)
                                                           ---------------

    Total Purchase Price:
    Total cash consideration                    $ 71,843
    Value of options assumed                      11,184
    Transaction costs                              2,962
                                                --------
                                                $ 85,989
                                                ========

    Purchase Price Allocation:

    Tangible assets                             $  9,135
    Intangible assets:
      Developed and core technology               28,835            7
      Assembled workforce                          2,441            4
      Customer relationships and sales channel     7,685            5
      Goodwill                                    50,875            7
    In-process technology                          9,899        Expensed
                                                              ------------
    Tangible liabilities                         (13,751)
    Deferred tax liabilities                      (9,130)
                                                --------
                                                $ 85,989
                                                ========

The revised valuation was based on management's estimates of the after tax net cash flows and gives explicit consideration to the SEC's views on purchased in-process technology as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the revised valuation gave consideration to the following: (i) a fair market value premise was employed, excluding any Aspect-specific considerations which would result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks/tradenames, patents, copyrights, non-compete agreements, assembled workforce and customer relationships and sales channel; (iii) the value of core technology was explicitly addressed, with a view toward ensuring the relative allocations to core technology and in-process technology were consistent with the relative contributions of each to the final product; (iv) the allocation to in-process technology was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with said completed efforts for one generation of the products currently in-process; and (v) it was assessed by the Company's independent accountants and deemed reasonable in light of all the quantitative and qualitative information available.

As noted above, Aspect recorded a one-time charge of $9.9 million in the second quarter of 1998 for purchased in-process technology related to two development projects that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that each in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with engineering personnel from both Aspect and Voicetek.

The first of these projects is an interactive voice response (IVR) product that represents the next generation of Voicetek's "Generations" platform, ported to a Windows NT environment. The primary project tasks open include porting to Windows NT, compliance to industry standard protocols and various feature enhancements. At the time of acquisition, development remained on all tasks and estimated costs to complete were approximately $1.5 million. The second development project is a suite of personal communications services, which will provide modular, integrated applications for voice activated dialing, single number service, personal assistant call screening and unified message control. At the time of acquisition, most of the remaining development effort was focused on completing one of the applications, voice activated dialing, and additional coding for final feature development, as well as further testing. Estimated costs to complete were approximately $2.2 million. Management expects that both products being developed will become available for sale in fiscal 1999; however, no assurances can be given. Aspect will begin to benefit from the acquired research and development related to these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition or results of operations.

Significant assumptions used to determine the value of in-process technology included several factors, including the following. First, a forecast of net cash flows that were expected to result from the development effort, using projections prepared by Voicetek management, portions of which (1998 and 1999) were provided to Aspect's Board of Directors. Second, a percentage complete for each project (40% for the first project and 50% for the second project) estimated by considering a number of factors, including the costs invested to date relative to the expected total cost of the development effort and the amount of progress completed as of the transaction date, on a technological basis, relative to the overall technological achievements required to achieve the intended functionality of the eventual product. The technological issues were addressed by engineering representatives from both Aspect and Voicetek. Third, discount rates of approximately 28% and 23% respectively, computed under two discount rate scenarios. The first discount rate was equivalent to the discount rate that would be employed in a Fair Value analysis, i.e., one that considers all cash flows associated with the project and resulting product, and therefore represents a blended rate of all the risks associated with the product. The second discount rate employed was moderately lower, and was intended to be reflective of the fact that the "Exclusion Method" only considers the "completed portion" of the development and the cash flow associated with the same. The results of each scenario were not materially different, and our final allocation to in-process research and development was based on an average of the results of the two scenarios for each project. As of June 30, 1998, technological feasibility had not been reached with respect to either project and no significant departures from the assumptions included in the valuation analysis have occurred.

The operating results of Voicetek have been included in the consolidated statements of income since the date of acquisition. Had the acquisition taken place at the beginning of 1997, the unaudited pro forma results of operations would have been as follows for the six months ended June 30 (in thousands, except per share data):

                                       1998            1997
                                   -----------     -----------
    Net revenues                      $247,616        $198,472
    Net income                          15,882          14,111
    Basic earnings per share              0.32            0.29
    Diluted earnings per share            0.30            0.27

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles and goodwill, interest associated with funding the acquisition, and entries to conform to the Company's accounting policies. The $9.9 million charge for purchased in-process technology has been excluded from the pro forma results as it is a material non-recurring charge.

In September 1997, the Company acquired Commerce Soft Inc., a developer of customer interaction technology, and its results of operations are included in the accompanying financial statements since the date of acquisition. The transaction was accounted for as a purchase and resulted in a one-time charge of $4.9 million in the third quarter of 1997 related to purchased in-process technology.

Inventories

Inventories, stated at the lower of cost (first-in, first-out) or market, consist of:

                                    June 30, 1998         December 31, 1997
                                   ----------------       ------------------
                                                (in thousands)
    Raw materials                      $ 6,087                  $ 5,331
    Work in progress                     3,469                    3,624
    Finished goods                       2,727                    3,351
                                       -------                  -------
    Total                              $12,283                  $12,306
                                       =======                  =======

Per Share Information

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted earnings per share for the three and six month periods ended June 30 are calculated as follows (in thousands, except per share data):

                                                      Three Months Ended           Six Months Ended
                                                           June 30,                     June 30,
                                                    ----------------------       ---------------------
                                                      1998          1997           1998          1997
                                                      ----          ----           ----          ----
    Weighted average shares outstanding               50,437        49,056        50,292        48,975

    Net income                                       $ 1,689       $12,576       $15,586       $23,802

      Basic earnings per share                       $  0.03       $  0.26       $  0.31       $  0.49
                                                     =======       =======       =======       =======


    Weighted average shares outstanding               50,437        49,056        50,292        48,975
    Dilutive effect of options                         3,147         2,900         3,100         3,226
                                                     -------       -------       -------       -------
         Total                                        53,584        51,956        53,392        52,201

    Net income                                       $ 1,689       $12,576       $15,586       $23,802

      Diluted earnings per share                     $  0.03       $  0.24       $  0.29       $  0.46
                                                     =======       =======       =======       =======

During the three and six months ended June 30, 1998 and 1997, the Company had common stock options outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted earnings per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. For the three and six month periods ended June 30, 1998, 1,674,000 and 1,892,000, respectively, of such common stock options were excluded from the diluted earnings per share computations. For the three and six month periods ended June 30, 1997, 2,932,000 and 2,589,000, respectively, of such common stock options were excluded from the diluted earnings per share computations.

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

Comprehensive Income

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires an enterprise to report the change in net assets during the period from nonowner sources. For the three and six months ended June 30, 1998, comprehensive income was $2,308,000 and $15,331,000, respectively. Comprehensive income for the same periods of the prior year was $11,780,000 and $21,233,000, respectively. Comprehensive income represents net income for these periods and changes in unrealized gains on securities and accumulated translation adjustments.

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

OVERVIEW

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

Subsequent to the issuance of the Company's June 30, 1998 condensed consolidated financial statements, the SEC issued new guidance on its views regarding the valuation methodology used in determining purchased in-process technology expensed on the date of acquisition. The Company has had discussions with the SEC staff concerning the valuation of purchased in-process technology and other intangible assets acquired in connection with the acquisition of Voicetek Corporation in May 1998 (see "Business Combinations" note). As a result of these discussions, the Company has modified its methods used to value the purchased in-process technology and other intangible assets.

The revised valuation was based on management's estimates of the after tax net cash flows and gives explicit consideration to the SEC's views on purchased in-process technology as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the revised valuation gave consideration to the following: (i) a fair market value premise was employed, excluding any Aspect-specific considerations which would result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks/tradenames, patents, copyrights, non-compete agreements, assembled workforce and customer relationships and sales channel; (iii) the value of core technology was explicitly addressed, with a view toward ensuring the relative allocations to core technology and in-process technology were consistent with the relative contributions of each to the final product; (iv) the allocation to in-process technology was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with said completed efforts for one generation of the products currently in-process; and (v) it was assessed by the Company's independent accountants and deemed reasonable in light of all the quantitative and qualitative information available.

Aspect recorded a one-time charge of $9.9 million in the second quarter of 1998 for purchased in-process technology related to two development projects that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that each in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with engineering personnel from both Aspect and Voicetek.

The first of these projects is an interactive voice response (IVR) product that represents the next generation of Voicetek's "Generations" platform, ported to a Windows NT environment. The primary project tasks open include porting to Windows NT, compliance to industry standard protocols and various feature enhancements. At the time of acquisition, development remained on all tasks and estimated costs to complete were approximately $1.5 million. The second development project is a suite of personal communications services, which will provide modular, integrated applications for voice activated dialing, single number service, personal assistant call screening and unified message control. At the time of acquisition, most of the remaining development effort was focused on completing one of the applications, voice activated dialing, and additional coding for final feature development, as well as further testing. Estimated costs to complete were approximately $2.2 million. Management expects that both products being developed will become available for sale in fiscal 1999; however, no assurances can be given. Aspect will begin to benefit from the acquired research and development related to these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition or results of operations or cash flows.

Significant assumptions used to determine the value of in-process technology included several factors, including the following. First, a forecast of net cash flows that were expected to result from the development effort, using projections prepared by Voicetek management, portions of which (1998 and 1999) were provided to Aspect's Board of Directors. Second, a percentage complete for each project (40% for the first project and 50% for the second project) estimated by considering a number of factors including the costs invested to date relative to the expected total cost of the development effort and the amount of progress completed as of the transaction date, on a technological basis, relative to the overall technological achievements required to achieve the intended functionality of the eventual product. The technological issues were addressed by engineering representatives from both Aspect and Voicetek. Third, discount rates of approximately 28% and 23% respectively, computed under two discount rate scenarios. The first discount rate was equivalent to the discount rate that would be employed in a Fair Value analysis, i.e., one that considers all cash flows associated with the project and resulting product, and therefore represents a blended rate of all the risks associated with the product. The second discount rate employed was moderately lower, and was intended to be reflective of the fact that the "Exclusion Method" only considers the "completed portion" of the development and the cash flow associated with the same. The results of each scenario were not materially different, and our final allocation to in-process research and development was based on an average of the results of the two scenarios for each project. As of June 30, 1998, technological feasibility had not been reached with respect to either project and no significant departures from the assumptions included in the valuation analysis have occurred.

As a result of the revised valuation, the amount of purchase price allocated to in-process technology decreased from $68.2 million to $9.9 million and the amount ascribed to other intangible assets increased from $17.8 million to $89.8 million, including the impact of deferred taxes of $1.4 million and $15.2 million respectively. As a result, the Company's condensed consolidated financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect such adjustments described herein and in "Restatement of Quarterly Financial Statements" in the Notes to Condensed Consolidated Financial Statements.

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

Except for historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21 E of the Securities Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act cause actual results to differ materially from those projected. These risks and uncertainties include those discussed specifically herein, as well as variability and uncertainty of revenues and operating results; volatility of stock price; product concentration, technological change, and new products; potential software defects; competition; intellectual property/litigation; management of growth; dependence on key personnel; limited sources of component supply; licenses from third parties; geographic concentration; acquisitions and investments; international operations; regulatory requirements; expansion of distribution channels; and year 2000 compliance issues. For a more detailed description of these risks and uncertainties, see the section titled "Management's Discussion and Analysis -Business Environment and Risk Factors" in the Company's 1997 Annual Report to Shareholders. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

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

Research and Development Expenses

Research and development (R&D) expenses were $16 million for the second quarter of 1998, an increase of 40% from the same period of 1997. R&D expenses were $29 million for the first six months of 1998, an increase of 29% compared with the same period of 1997. As a percentage of net revenues, R&D spending increased from 12% in the second quarter of 1997 to 13% in the second quarter of 1998.
The increases in R&D expenses for both periods primarily reflect increased personnel and infrastructure costs, the inclusion of Voicetek R&D expenses since the date of acquisition and the amortization of the intangible assets related to developed and core technology recorded from the acquisition of Voicetek. As a percentage of net revenues, R&D spending was essentially unchanged at 12% for the first six months of 1998 when compared to the same period of 1997. The Company continues to believe that significant spending in R&D is required to remain competitive and anticipates, on a forward-looking basis, that such expenses will increase in terms of absolute dollars for 1998 as a whole, when compared to 1997, although such expenses as a percentage of net revenues may fluctuate on a quarterly basis.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $36 million for the second quarter of 1998, an increase of 44% from the same quarter of 1997. SG&A expenses were $67 million for the first six months of 1998, an increase of 38% from the same period of 1997. As a percentage of net revenues, SG&A was 28% for the second quarter and first six months of 1998 compared with 27% and 26% for the same periods of 1997. The increases in SG&A for both periods, both in absolute dollars and as a percentage of revenues, reflect increased personnel, infrastructure costs, the inclusion of Voicetek SG&A expenses since the date of acquisition and the amortization of intangible assets recorded from the acquisition of Voicetek. The Company anticipates, on a forward-looking basis, that SG&A expenses will increase in terms of absolute dollars for 1998 as a whole, when compared to 1997, although such expenses as a percentage of net revenues may fluctuate on a quarterly basis.

Purchased In-Process Technology

Purchased in-process technology represents a non-recurring charge of $9.9 million, associated with the acquisition of Voicetek completed in May 1998, for technology which had not reached technological feasibility and had no alternative future use.

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

Income Taxes

Excluding the non-deductible, non-recurring charge for purchased in-process technology associated with the acquisition of Voicetek, the Company's effective income tax rate was 39.4% for the second quarter of 1998 and 38.6% for the first six months of 1998, as compared to 38.5% for the comparable periods of 1997.
The increase is due primarily to non-deductible goodwill amortization associated with the acquisition of Voicetek.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company's principal source of liquidity consisted of cash, cash equivalents, and short-term investments totaling $83 million, which represented 20% of total assets. The primary sources of cash for the first six months of 1998 consisted of cash provided by operating activities of $24 million, net sales and maturities of short-term investments of $13 million, and proceeds from the issuance of common stock under various stock plans of $5 million. The primary use of cash during the first six months of 1998 consisted of $75 million for the Voicetek acquisition and related transaction costs, $16 million for purchases of property and equipment, and $8 million for payments on notes payable.

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

Date:  January 18, 1999
                                       By



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