Form 10-Q/A
period 1998-09-30
ASPECT TELECOMMUNICATIONS CORP
filed 1999-01-19
CIK 779390

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

      [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on November 16, 1998, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements. See "Restatement of Quarterly Financial Statements" in Notes to the Condensed Consolidated Financial Statements for a discussion of the basis for such restatement.


                                     INDEX



                            Description                                                   Page Number
-------------------------------------------------------------------------------------     -----------

Cover Page                                                                                      1

Index                                                                                           2

Part I:  Financial Information

   Item 1: Financial Statements

       Condensed Consolidated Balance Sheets as of September 30, 1998 (as
        restated) and December 31, 1997                                                         3

       Condensed Consolidated Statements of Income for the Three and Nine
        Month Periods Ended September 30, 1998 (as restated) and 1997                           5

       Condensed Consolidated Statements of Cash Flows for the Nine Month Periods
         Ended September 30, 1998 (as restated) and 1997                                        6

       Notes to Condensed Consolidated Financial Statements                                     8

   Item 2: Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                      14


   Item 3:  Quantitative and Qualitative Disclosures About Market Risk                         19

Part II: Other Information

   Item 2: Changes in Securities and Use of Proceeds                                           20

   Item 6: Exhibits and Reports on Form 8-K                                                    21

Signature                                                                                      22

                     ASPECT TELECOMMUNICATIONS CORPORATION

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Unaudited - in thousands, except share data)



                                                             September 30,      December 31,
                                                                 1998               1997
                                                          -----------------   ---------------
                                                            (As Restated)*           **
ASSETS
Current assets:
  Cash and cash equivalents                                   $ 76,656              $106,046
  Short-term investments                                       129,108                40,170
  Accounts receivable, net                                     141,407                86,896
  Inventories                                                   14,221                12,306
  Other current assets                                          17,467                20,413
                                                              --------              --------
     Total current assets                                      378,859               265,831
Property and equipment, net                                     69,430                58,704
Intangible assets, net                                         125,523                42,654
Other assets                                                     9,682                 3,154
                                                              --------              --------
Total assets                                                  $583,494              $370,343
                                                              ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $ 16,162              $  9,401
  Current portion of notes payable                               4,500                 6,399
  Accrued compensation and related benefits                     18,087                14,256
  Accrued intellectual property settlement                           -                14,000
  Other accrued liabilities                                     33,911                36,335
  Customer deposits and deferred revenue                        28,734                15,626
                                                              --------              --------
     Total current liabilities                                 101,394                96,017
                                                              --------              --------
Convertible debentures                                         151,491                     -
Notes payable                                                        -                 6,531
Deferred tax liabilities                                         8,187                     -
Shareholders' equity:
 Preferred stock, $.01 par value:
   2,000,000 shares authorized, none outstanding in 1998
    and 1997                                                         -                      -
 Common stock, $.01 par value:
   100,000,000 shares authorized, shares outstanding:
   51,156,055 in 1998 and 49,996,731 in 1997                   172,394               144,524
  Net unrealized gain on securities                                163                 1,267
  Accumulated translation adjustments                             (918)               (1,951)


  Retained earnings                                            150,783               123,955
                                                              --------              --------
    Total shareholders' equity                                 322,422               267,795
                                                              --------              --------
Total liabilities and shareholders' equity                    $583,494              $370,343
                                                              ========              ========

* See "Restatement of Quarterly Financial Statements" in notes to the condensed consolidated financial statements.
**  Derived from audited financial statements.

         See notes to the condensed consolidated financial statements.

                     ASPECT TELECOMMUNICATIONS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited - in thousands, except per share amounts)



                                           Three Months Ended                Nine Months Ended
                                             September  30,                    September 30,
                                 ----------------------------------   ---------------------------------
                                         1998              1997              1998              1997
                                 ----------------   ---------------   ---------------   ---------------
                                    (As Restated)*                      (As Restated)*

Net revenues:
  Product                          $ 91,996            $68,558            $255,982          $202,042
  Customer support                   45,956             30,634             121,518            82,309
                                   --------            -------            --------          --------
Total net revenues                  137,952             99,192             377,500           284,351
                                   --------            -------            --------          --------
Cost of revenues:
  Cost of product revenues           29,517             21,531              81,833            65,214
  Cost of customer support
   revenues                          30,626             21,451              83,175            58,349
                                   --------            -------            --------          --------
Total cost of revenues               60,143             42,982             165,008           123,563
                                   --------            -------            --------          --------
Gross margin                         77,809             56,210             212,492           160,788
                                   --------            -------            --------          --------
Operating expenses:
  Research and development           19,465             11,452              48,421            33,964
  Selling, general and
   administrative                    40,406             27,003             107,106            75,207
  Purchased in-process technology         -              4,910               9,899             4,910
                                   --------            -------            --------          --------
Total operating expenses             59,871             43,365             165,426           114,081
                                   --------            -------            --------          --------
Income from operations               17,938             12,845              47,066            46,707
Interest and other income, net          435              1,625               2,939             6,466
                                   --------            -------            --------          --------
Income before income taxes           18,373             14,470              50,005            53,173
Provision for income taxes            7,131              7,461              23,177            22,362
                                   --------            -------            --------          --------
Net income                         $ 11,242            $ 7,009              26,828          $ 30,811
                                   ========            =======            ========          ========
Basic earnings per share           $   0.22            $  0.14            $   0.53          $   0.63
Weighted average shares
 outstanding                         50,946             49,434              50,522            49,131
Diluted earnings per share
                                   $   0.21            $  0.13            $   0.50          $   0.59
Weighted average shares
 outstanding-assuming dilution       54,130             52,233              53,744            52,221

* See "Restatement of Quarterly Financial Statements" in notes to the condensed consolidated financial statements.


         See notes to the condensed consolidated financial statements.

                     ASPECT TELECOMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)



                                                      Nine Months Ended September 30,
                                                 ---------------------------------------
                                                   1998                         1997
                                                 ---------                    ---------
                                               (As Restated)*

Cash flows from operating activities:
Net income                                         $26,828                     $30,811
Reconciliation of net income to cash
 provided by operating activities:
Depreciation and amortization                       28,274                      14,245
Purchased in-process technology                      9,899                       4,910
Interest on convertible debentures                   1,277                           -
Gain on the sale of equity securities                    -                      (2,070)
Deferred tax liabilities                             8,187                           -
Changes in assets and liabilities, net of
 effects from companies acquired:
      Accounts receivable                          (48,823)                    (19,871)
      Inventories                                     (498)                      4,856
      Other current assets and other assets        (13,213)                      3,766
      Accounts payable                               3,182                         376
      Accrued compensation and related benefits      6,703                       4,330
      Accrued intellectual property settlement     (14,000)                          -
      Other accrued liabilities                     (8,172)                      9,924
      Customer deposits and deferred revenue        12,025                      (5,121)
                                                 ---------                    --------
            Cash provided by operating
             activities                             11,669                      46,156
                                                 ---------                    --------
Cash flows from financing activities:
Common stock transactions                           12,489                       5,906
Payments on notes payable                          (15,744)                          -
Issuance of convertible debentures, net of
 issuance costs                                    145,708                           -
                                                 ---------                    --------
            Cash provided by financing
             activities                            142,453                       5,906
                                                 ---------                    --------
Cash flows from investing activities:
Short-term investment purchases                   (215,382)                    (35,836)
Short-term investment sales and maturities         126,445                      53,656
Property and equipment purchases                   (25,166)                    (19,423)
Purchase of companies, net of cash acquired        (71,382)                       (278)
                                                 ---------                    --------
            Cash used in investing activities     (185,485)                     (1,881)
                                                 ---------                    --------
Effect of exchange rate changes on cash
 and cash equivalents                                1,973                        (418)
                                                 ---------                    --------
Increase (decrease) in cash and cash
 equivalents                                       (29,390)                     49,763
Cash and cash equivalents:


  Beginning of period                              106,046                     47,996
                                                 ---------                    -------
  End of period                                  $  76,656                    $97,759
                                                 =========                    =======
Noncash investing and financing
 activities:
Stock options issued in connection
 with the acquisition of Voicetek
  Corporation                                    $  11,184                    $     -
Common stock issued in connection with
 the acquisition of Commerce Soft Inc.           $       -                    $ 4,610

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

The following table outlines the revisions to previously published condensed consolidated financial statements (in thousands, except for per share amounts):



                                        Three Months Ended                Nine Months Ended
                                        September 30, 1998                September 30, 1998
                                   ----------------------------      -----------------------------
                                   As Previously                     As Previously
                                     Reported      As Restated          Reported     As Restated
                                   -------------  -------------      --------------  ------------
   Research and development              $18,435        $19,465          $  46,830       $ 48,421

   Selling, general &                    $38,812        $40,406          $ 104,634       $107,106
   administrative


   Purchased in-process                  $     -        $     -          $  68,176       $  9,899
   technology

   Income (loss) from operations         $20,562        $17,938            ($7,148)      $ 47,066

   Income (loss) before income           $20,997        $18,373            ($4,209)      $ 50,005
   taxes

   Provision for income taxes            $ 7,649        $ 7,131          $  23,977       $ 23,177

   Net income (loss)                     $13,348        $11,242           ($28,186)      $ 26,828

   Basic earnings (loss) per             $  0.26        $  0.22             ($0.56)      $   0.53
   share

   Diluted earnings (loss) per           $  0.25        $  0.21             ($0.56)      $   0.50
   share




                                        At September 30, 1998
                                      -------------------------
                                      As Previously
                                         Reported   As Restated
                                      ------------  -----------


   Intangible assets, net              $ 57,555       $125,523

   Other assets                        $ 14,449       $  9,682

   Deferred tax liabilities            $      -       $  8,187

   Retained earnings                   $ 95,769       $150,783

   Total shareholders' equity          $267,408       $322,422


Business Combinations

In May 1998, the Company completed the acquisition of Voicetek Corporation (Voicetek), a leading supplier of interactive voice response (IVR) and Intelligent Networks (IN) applications based in Chelmsford, Massachusetts. The acquisition is intended to augment Aspect customer premise IVR product offerings, strengthen the Company's position in the network service provider marketplace and extend the Company's OEM sales channel capabilities. The acquisition was accounted for as a purchase. The Company paid approximately $72 million in cash for all of Voicetek common and preferred shares outstanding and converted all outstanding Voicetek options into options to purchase approximately 450,000 shares of Aspect Common Stock with a fair value of approximately $11 million plus transaction costs of approximately $3 million, and assumed certain operating assets and liabilities. The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including purchased in-process technology) is summarized as follows (in thousands):



                                                            Amortization
                                                           Period (Years)
                                                           ---------------

    Total Purchase Price:

    Total cash consideration                    $ 71,843
    Value of options assumed                      11,184
    Transaction costs                              2,962
                                                --------
                                                $ 85,989
                                                ========

    Purchase Price Allocation:
    Tangible assets                             $  9,135

    Intangible assets:
      Developed and core technology               28,835          7
      Assembled workforce                          2,441          4
      Customer relationships and sales channel     7,685          5
      Goodwill                                    50,875          7
    In-process technology                          9,899      Expensed
                                                           --------------
    Tangible liabilities                         (13,751)
    Deferred tax liabilities                      (9,130)
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

Significant assumptions used to determine the value of in-process technology included several factors, including the following. First, a forecast of net cash flows that were expected to result from the development effort, using projections prepared by Voicetek management, portions of which (1998 and 1999) were provided to Aspect's Board of Directors. Second, a percentage complete for each project (40% for the first project and 50% for the second project) estimated by considering a number of factors, including the costs invested to date relative to the expected total cost of the development effort and the amount of progress completed as of the transaction date, on a technological basis, relative to the overall technological achievements required to achieve the intended functionality of the eventual product. The technological issues were addressed by engineering representatives from both Aspect and Voicetek. Third, discount rates of approximately 28% and 23% respectively, computed under two discount rate scenarios. The first discount rate was equivalent to the discount rate that would be employed in a Fair Value analysis, i.e., one that considers all cash flows associated with the project and resulting product, and therefore represents a blended rate of all the risks associated with the product. The second discount rate employed was moderately lower, and was intended to be reflective of the fact that the "Exclusion Method" only considers the "completed portion" of the development and the cash flow associated with the same. The results of each scenario were not materially different, and our final allocation to in-process research and development was based on an average of the results of the two scenarios for each project. As of September 30, 1998, technological feasibility had not been reached with respect to either project and no significant departures from the assumptions included in the valuation analysis have occurred.

The operating results of Voicetek have been included in the consolidated statements of income since the date of acquisition. Had the acquisition taken place at the beginning of 1997, the unaudited pro forma results of operations would have been as follows for the nine months ended September 30 (in thousands, except per share data):



                                   1998                   1997


Net revenues                    $385,568                $305,725
Net income                        25,995                  14,225
Basic earnings per share            0.51                    0.29
Diluted earnings per share          0.48                    0.27


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

Inventories

Inventories, stated at the lower of cost (first-in, first-out) or market, consist of:



                                 September 30, 1998       December 31, 1997
                                               (in thousands)


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

Per Share Information

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted earnings per share for the three and nine month periods ended September 30 are calculated as follows (in thousands, except per share data):




                                                    Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                 -------------------------  --------------------------
                                                    1998          1997          1998          1997
                                                 -----------  ------------  ------------  ------------


    Weighted average shares outstanding               50,946        49,434        50,522        49,131

    Net income                                       $11,242       $ 7,009       $26,828       $30,811

      Basic earnings per share                       $  0.22       $  0.14       $  0.53       $  0.63
                                                     =======       =======       =======       =======


    Weighted average shares outstanding               50,946        49,434        50,522        49,131
    Dilutive effect of options                         3,184         2,799         3,222         3,090
                                                     -------       -------       -------       -------
         Total                                        54,130        52,233        53,744        52,221

    Net income                                       $11,242       $ 7,009       $26,828       $30,811

      Diluted earnings per share                     $  0.21       $  0.13       $  0.50       $  0.59
                                                     =======       =======       =======       =======


During the three and nine months ended September 30, 1998 and 1997, the Company had common stock options outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted earnings per share as the common stock options' exercise prices were greater than the average market price of the common shares for the period. For the three and nine month periods ended September 30, 1998, 980,000 and 1,342,000, respectively, of such common stock options were excluded from the diluted earnings per share computations. For the three and nine month periods ended September 30, 1997, 2,985,000 and 2,634,000 respectively, of such common stock were excluded from the diluted earnings per share computations.

Additionally, as of September 30, 1998, there were 4,269,000 shares of Common Stock issuable upon conversion of debentures. The potentially issuable shares of Common Stock were not included in the calculation of diluted earnings per share for the three and nine month periods ended September 30, 1998 because this inclusion would have been anti-dilutive. The weighted average number of shares of Common Stock issuable upon conversion of debentures excluded from the diluted earnings per share computation was 2,413,000 and 813,000 for the three and nine months ended September 30, 1998, respectively.

Contingencies

The Company is from time to time involved in litigation or claims that arise in the normal course of business. The Company does not expect that any current litigation or claims will have a material adverse effect on the Company's business, operating results, and financial condition.

Comprehensive Income

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires an enterprise to report the change in net assets during the period from non-owner sources. For the three and nine months ended September 30, 1998, comprehensive income was $11,428,000 and $26,759,000, respectively. Comprehensive income for the same periods of the prior year was $6,832,000 and $28,065,000, respectively. Comprehensive income represents net income for these periods and changes in unrealized gains on securities and accumulated translation adjustments.

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

Subsequent Events

In October 1998, the Company's Board of Directors approved the repurchase of up to 5 million shares of its Common Stock. The shares may be purchased in the open market or private transactions. The number of shares to be purchased and the timing of purchases will be based on several conditions, including the price of Aspect Common Stock, general market conditions and other factors. No time limit was set for the completion of the program. As of November 30, 1998, 2,010,000 shares of Common Stock have been repurchased under the program.

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

OVERVIEW

Aspect Telecommunications Corporation (Aspect or the Company) provides comprehensive business solutions for mission-critical call centers worldwide. Aspect integrated call center products and services help businesses such as airlines, retail sales, financial services and communications enhance productivity, increase revenues and provide superior customer service. Aspect products include automatic call distributors, computer-telephony integration solutions, call center management and reporting software, automation solutions including interactive voice response systems, and planning and forecasting packages. The Company also provides business applications consulting and systems integration services and around-the-clock support.

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

Significant assumptions used to determine the value of in-process technology included several factors, including the following. First, a forecast of net cash flows that were expected to result from the development effort, using projections prepared by Voicetek management, portions of which (1998 and 1999) were provided to Aspect's Board of Directors. Second, a percentage complete for each project (40% for the first project and 50% for the second project) estimated by considering a number of factors, including the costs invested to date relative to the expected total cost of the development effort and the amount of progress completed as of the transaction date, on a technological basis, relative to the overall technological achievements required to achieve the intended functionality of the eventual product. The technological issues were addressed by engineering representatives from both Aspect and Voicetek. Third, discount rates of approximately 28% and 23% respectively, computed under two discount rate scenarios. The first discount rate was equivalent to the discount rate that would be employed in a Fair Value analysis, i.e., one that considers all cash flows associated with the project and resulting product, and therefore represents a blended rate of all the risks associated with the product. The second discount rate employed was moderately lower, and was intended to be reflective of the fact that the "Exclusion Method" only considers the "completed portion" of the development and the cash flow associated with the same. The results of each scenario were not materially different, and our final allocation to in-process research and development was based on an average of the results of the two scenarios for each project. As of September 30, 1998, technological feasibility had not been reached with respect to either project and no significant departures from the assumptions included in the valuation analysis have occurred.

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

Except for historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and are made under the safe-harbor provisions thereof. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected including the following: the impact of intense competition in the company's product and service markets; customer acceptance and technical performance of new products and services; the management of growth; the ability to attract and retain key personnel in new and traditional business areas and geographic markets; and the inability to successfully integrate the operations, technologies, products and/or personnel of acquired companies in a successful, profitable, and timely manner. Other risks that could cause actual results to differ materially from those projected are discussed in Aspect's Form 10-K and Annual Report for the fiscal year ended December 31, 1997, Form 10-Q for the fiscal quarter ended June 30, 1998, as amended, and in the press releases regarding the Voicetek acquisition dated April 1, 1998 and May 11, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Aspect undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Gross Margin on Customer Support Revenues

Customer support gross margin was 33% for the third quarter of 1998 compared to 30% for the same period of 1997. For the first nine months of 1998, customer support gross margin was 32% compared to 29% for the same period of 1997. The increase in support gross margin mainly reflects higher margins in the Company's GSS business unit. On a forward-looking basis, the Company anticipates that customer support margins will fluctuate from period to period due to fluctuations in customer support revenues (since many of the costs of providing customer support do not vary proportionately with customer support revenues), on going efforts to expand the Company's customer support infrastructure, the ongoing results of the Company's GSS business unit, and the results of recently acquired subsidiaries and newly established business units.

Research and Development Expenses

Research and development (R&D) expenses were $19 million for the third quarter of 1998, representing an increase of 70% compared with R&D expenses of $11 million for the same period of 1997. R&D expenses were $48 million for the first nine months of 1998, an increase of 43% over R&D expenses of $34 million for the same period of 1997. As a percentage of net revenues, R&D spending was 14% for the third quarter of 1998 when compared to 12% for the same period of 1997. As a percentage of net revenues, R&D spending was 13% for the first nine months of 1998 as compared to 12% for the same period of 1997. The increases in R&D for both periods, both in absolute dollars and as a percentage of net revenues, primarily reflect increased personnel and infrastructure costs, the inclusion of Voicetek R&D expenses since the date of acquisition and the amortization of the intangible assets related to developed and core technology recorded from the acquisition of Voicetek. The Company continues to believe that significant investment in R&D is required to remain competitive and anticipates, on a forward-looking basis, that such expenses will increase in terms of absolute dollars although such expenses as a percentage of net revenues may fluctuate on a quarterly basis.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $40 million for the third quarter of 1998, an increase of 50% compared with the same period of 1997. For the first nine months of 1998, SG&A expenses were $107 million an increase of 42% over the same period of 1997. As a percentage of net revenues, SG&A was 29% and 28% for the third quarter and nine months of 1998, respectively, as compared with 27% and 26% for the same periods of 1997, respectively. The increases in SG&A for both periods, both in absolute dollars and as a percentage of net revenues, reflect increased personnel, infrastructure costs, the inclusion of Voicetek SG&A expenses since the date of acquisition and the amortization of intangible assets recorded from the acquisition of Voicetek.
The Company anticipates, on a forward-looking basis, that SG&A expenses will increase in terms of absolute dollars although such expenses as a percentage of net revenues may fluctuate on a quarterly basis.

Purchased In-Process Technology

Purchased in-process technology relates to acquired technology which had not reached technological feasibility and had no alternative future use. For the second quarter of 1998, the non-recurring in-process technology charge of $9.9 million related to the acquisition of Voicetek completed in May 1998. For the third quarter of 1997, the non-recurring in-process technology charge of $4.9 million related to the acquisition of Commerce Soft completed in September 1997.

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

Income Taxes

Excluding non-deductible, non-recurring charges for purchased in-process technology associated with the acquisitions of Commerce Soft and Voicetek, the Company's effective income tax rate was 38.8% for the third quarter of 1998 and 38.7% for the first nine months of 1998, up slightly from 38.5% for the comparable periods of 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company's principal source of liquidity consisted of cash, cash equivalents, and short-term investments totaling $206 million, which represented 35% of total assets. The primary sources of cash for the first nine months of 1998 consisted of $145.7 million of net proceeds from the issuance of zero coupon convertible subordinated debentures, sales and maturities of short term investments of $126.4 million, $12.5 million in proceeds from the issuance of common stock under various stock plans and cash generated from operating activities of $11.7 million. The primary uses of cash during the first nine months of 1998 consisted of $215.3 million of purchases of short-term investments, $71.4 million net cash used in the purchase of Voicetek, $25.2 million for purchases of property and equipment, and $15.7 million in payment of notes payable relating primarily to intellectual property portfolios previously acquired.

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


------------------------------------------------------------------------------------------------------------------
Transaction Date:                                        August 10, 1998
------------------------------------------------------------------------------------------------------------------
Amount of Securities Sold:                               Approximately $150 million zero coupon convertible
                                                         subordinated debentures ($490 million principal at
                                                         maturity) convertible into 4,269,370 shares of Aspect
                                                         Common Stock, $.01 par value/1/
------------------------------------------------------------------------------------------------------------------
Yield to Maturity:                                       6.0% per annum
------------------------------------------------------------------------------------------------------------------
Conversion Rate:                                         8.713 shares of Aspect Common Stock per $1,000 principal
                                                         at maturity of debentures
------------------------------------------------------------------------------------------------------------------
Maturity Date:                                           August 10, 2018
------------------------------------------------------------------------------------------------------------------
Name of Underwriters or Placement Agents:                Morgan Stanley Dean Witter and Credit Suisse First Boston
------------------------------------------------------------------------------------------------------------------
Consideration Received:                                  The Company received aggregate net proceeds of $145.7
                                                         million from the sale of the debentures
------------------------------------------------------------------------------------------------------------------
Person or Class of Persons to Whom Securities Were       Certain Qualified Institutional Buyers and Institutional
 Sold:                                                   Accredited Investors
------------------------------------------------------------------------------------------------------------------
Exemption from Registration Claimed:                     The sales and issuances of securities in the transaction
                                                         were deemed to be exempt from registration under the
                                                         Securities Act in reliance on Section 4(2) of the
                                                         Securities Act as transactions by an issuer not
                                                         involving any public offering.  In all such transactions
                                                         which relied upon the exemption set forth in Section
                                                         4(2) of the Act, the recipients of securities
                                                         represented their intentions to acquire the securities
                                                         for investment only and not with a view to or for sale
                                                         in connection with any distribution thereof, and
                                                         appropriate legends were affixed to the securities
                                                         issued in such transactions.
------------------------------------------------------------------------------------------------------------------
Expenses:                                                In connection with the offering, the Company made direct
                                                         and indirect payments for underwriting discounts and
                                                         commissions totaling $4.5 million and incurred other
                                                         expenses totaling $201,000.
------------------------------------------------------------------------------------------------------------------
Use of Proceeds:                                         Net proceeds, following the deduction of the expenses
                                                         set forth above, were $145.5 million and were used by
                                                         the Company for investments in taxable fixed income
                                                         securities.
------------------------------------------------------------------------------------------------------------------

--------------------
/1/ The number of shares represents those that are initially issuable upon conversion of the debentures and as a result of the debentures antidilution provisions, the number of indeterminate shares of Aspect Common Stock that may be issued from time to time when the debentures are converted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

Exhibit 4.1* Indenture. Dated August 10, 1998, by and among the Company and
             State Street Bank and Trust Company of California, N.A., as Trustee, including the form of Debenture.

Exhibit 4.2* Form of Debenture (included in Exhibit 4.1).

Exhibit 4.3* Registration Rights Agreement, dated August 10, 1998, by and among the Company, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation.

Exhibit 27   Financial Data Schedule

    * Previously filed

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



                              Aspect Telecommunications Corporation
                                  (Registrant)

Date:  January 18, 1999

                              By


                               /s/ Eric J. Keller
                              ----------------------------------------------
                              Eric J. Keller
                              Vice President, Finance and Chief Financial
                              Officer (Duly Authorized and Principal Financial and Accounting Officer)