Form 10-K
period 1998-12-31
ASPECT TELECOMMUNICATIONS CORP
filed 1999-03-30
CIK 779390

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NUMBER 0-18391

                               ----------------

                     ASPECT TELECOMMUNICATIONS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                      94-2974062
         (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                1730 FOX DRIVE, SAN JOSE, CALIFORNIA 95131-2312
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                (408) 325-2200
                        (REGISTRANT'S TELEPHONE NUMBER)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, $.01 par value
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22 ,1999, was $213,899,917 based upon the last sale price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13G's filed by such persons) to beneficially own more than 5% of the Registrant's Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

  The number of shares of the Registrant's Common Stock outstanding as of March 22, 1999 was 48,858,530.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the 1999 Proxy Statement for the Annual Meeting of Shareholders of Aspect Telecommunications Corporation (Proxy Statement) scheduled to be held on April 29, 1999, are incorporated by reference in Parts I, II, III, and IV of the Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

  Aspect Telecommunications Corporation (Aspect or the Company) is a provider of integrated software suites designed to enable companies to deliver responsive and cost-effective customer service using call center solutions to interact with their customers via voice, data, the Internet, and e-mail. Aspect also consults, trains, and delivers system integration services to help organizations effectively plan, integrate and manage call centers. The Company markets its products and services worldwide to enterprises in a broad array of industries including financial services, government, health care, retailing, technology, telecommunications, and transportation.

  In May 1998, the Company completed the acquisition of Voicetek Corporation (Voicetek), a leading supplier of interactive voice response (IVR) and intelligent network (IN) applications, based in Chelmsford, Massachusetts. The acquisition was intended to augment Aspect customer premise IVR product offerings, strengthen Aspect's position in the network service provider marketplace, and extend the Company's original equipment manufacturer sales channel capabilities. The Company paid approximately $72 million in cash for all Voicetek common and preferred shares outstanding and converted all outstanding Voicetek options into options to purchase approximately 450,000 shares of Aspect common stock with a fair value of approximately $11 million plus transaction costs of approximately $3 million, and assumed certain operating assets and liabilities. The transaction was accounted for as a purchase and resulted in a one-time charge of $10 million in the second quarter of 1998 for purchased in-process technology.

  In August 1998, the Company completed a private placement of approximately $150 million ($490 million principal amount at maturity) of zero coupon convertible subordinated debentures due 2018 (debentures). The debentures are priced at a yield to maturity of 6% per annum and are convertible into Aspect common stock anytime prior to maturity at a conversion rate of 8.713 shares per $1,000 principal amount. Holders can require Aspect to repurchase the debentures on August 10, 2003, August 10, 2008, and August 10, 2013, for cash; or at the election of Aspect, for Aspect common stock, if certain conditions are met. The debentures are not secured by any Aspect assets and are subordinated in right of payment to all of Aspect senior indebtedness and effectively subordinated to the debt of Aspect subsidiaries. On October 30, 1998, the Company filed a registration statement with the SEC to register the debentures and shares of Aspect common stock issuable upon conversion for resale. The registration statement was declared effective on February 2, 1999.

  In September 1997, the Company acquired Commerce Soft Inc. (Commerce Soft), a developer of customer interaction technology. The transaction was accounted for as a purchase and the operating results of Commerce Soft have been included in the consolidated statements of income since the date of acquisition.

  In 1996, the Company completed two acquisitions: Envoy Holdings Limited (Envoy) and Prospect Software, Inc. (Prospect). Envoy provides call center and telebusiness solutions designed to improve customer service through consulting services, software, and systems integration. Prospect is a provider of application development tools for building connectivity to a variety of call center systems and network-based computer applications. Both acquisitions were accounted for as pooling of interests.

  Except for historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

  The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control, that could have a material adverse effect on the Company's business, operating results, or financial condition. These risks include, but are not limited to: changing business focus; volatility of the Company's common stock and convertible subordinated debenture prices; variability and uncertainty of revenues and operating results; product concentration; technological change; competition; acquisitions and investments; litigation; intellectual property; international operations; management of growth; expansion of distribution channels; dependence on key personnel; geographic concentration; limited sources of component supply; debt and debt service obligations; and Year 2000 compliance issues. Such risks and uncertainties are described in the section titled "Business Environment and Risk Factors" in the 1998 Annual Financial Report to Shareholders, an appendix to the 1999 Proxy Statement, which is incorporated by reference in this Annual Report on Form 10-K.

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

Products and Services

  The Company's products and services are designed to create a comprehensive array of integrated call center solutions. The products include automatic call distributors, computer telephony integration products, interactive voice response systems and automation products, agent desktop and web products, networking software for virtual call centers, management information and reporting tools, graphical user interface integration-enabling software, and call center planning and forecasting software packages. The services include installation and cutover support for system implementation, ongoing system support services, business applications consulting, consulting and systems integration, and customer education services. Collectively, these products and services provide integrated benefits in intelligent call management, workforce productivity, call transaction automation, and business re-engineering for customer-centric corporate initiatives.

 Automatic Call Distributor Products

  Historically, the Company's core product offering has been a highly scaleable, mission-critical family of digital automatic call distributor systems known as the Aspect ACD System. Introduced in 1987, this product line has accounted for the majority of the Company's sales volume to date, and has helped establish the Company's reputation in the call center industry. Because these systems are deployed in mission-critical applications such as customer service, direct sales, and help desks, the underlying software and platform have been designed for high availability as well as flexibility, and span multiple uses.

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

 Computer Telephony Integration Products

  Starting in 1988, Aspect began delivering technology that was an early leading product for computer-telephony integration. Aspect Application Bridge software, a message-oriented data stream allowing data-directed call routing and synchronized screen-pop applications, is responsible for presenting customer screen information to agents concurrent with audio cut-through. Since 1992, Application Bridge software has been available as a high-speed Ethernet connection and has been combined with Aspect Resource Bridge and Aspect Event Bridge software to provide client/server data networking technology designed to allow the systems employed in the call center to evolve into servers in enterprise-wide data networks.

  With the acquisition of Prospect Software in 1996, the Company added a CTI product family, namely a switch-neutral CTI open application programming interface toolkit and a set of software procedures for development of screen pops and intelligent data-directed routing applications.

 Interactive Voice Response Systems and Automation Products

  With the May 1998 acquisition of Voicetek, the Company added a highly scaleable, stand-alone IVR system to its product portfolio. The Voicetek Generations product is an IVR software offering that is sold both through Aspect direct channels and original equipment manufacturers.

 Agent Desktop and Web Products

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

  With the acquisition of Commerce Soft in 1997, the Company gained technology that expands the call handling scope of its call center products to include interactive processing of transactions initiated over the Web. Early implementations of these capabilities have been delivered as systems integration custom projects and, in 1998, the Company announced a standard product offering named WebAgent, based on the Commerce Soft technology.

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

  The Aspect System Management Suite is an integrated set of software applications providing a graphical user interface for direct access and centralized control of call center system resources and features. Its five integrated software packages include Hardware Administrator, Agent Administrator, System Administrator, Route Administrator, and Alert Manager. Using these desktop programs, users can set up call routings and add, delete, and update sources to adapt to changing conditions.

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

 Systems Installation and Cutover Support Services

  Inherent in the selection of a supplier of call center technology is the customer's need for support in the provisioning of the software and hardware, connection and integration to telephony and data networks, definition and setup of routing statements, definition of agent skills, and planning for the startup of operations--whether for the first day of operation in a new center or for the transfer of call traffic from an existing center. The Company provides project management and a cross-functional support services team to its direct customers to meet these requirements.

 Ongoing System Support Services

  Once in service, the Company's products are generally considered to be mission-critical systems in front office applications by the Company's customers. Therefore, the availability of 24-hour, 7-day, 365-day-per-year support is required by the Company's typical customers. A variety of ongoing support plans allows customers to tailor the level of support being purchased. The Company maintains several customer operations support centers, which allow the Company to provide needed levels of customer access and trouble resolution. An extensive field-deployed spare parts inventory and trained field support staff are designed to assure rapid response when system performance is impacted by a hardware-related problem. For software or configuration issues, most problems are resolved via interactive tools for the analysts in the support centers or via online download of software corrections.

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

 Consulting and Systems Integration Services

  Global Solution Services offers a broad spectrum of consulting and systems integration services, based on specialized knowledge of customer interaction strategy and the growing selection of technologies designed to better serve customers. Consultants create call center solutions designed to increase a company's responsiveness and keep their customers satisfied by optimizing each interaction.

 Customer Education Services

  The Company routinely trains its customers in methods for operating and gaining utility from its software packages and integrated systems.

Product Support

  The Company installs, maintains, and supports systems sold directly in the United States with the Company's own employees or qualified third parties in selected cities. Although the Company anticipates that some customers may elect to maintain their own systems in the future, substantially all direct U.S. customers currently have support contracts with the Company. The Company subcontracts some field support for certain customers to distributors and other third parties in selected geographic locations. The Company expects to expand support coverage to additional cities, primarily through the addition of direct field support employees. In international markets, customers receive support directly from Aspect, from distributors, or from certain third parties. The Company has established Customer Operations Support Centers based in North America, Europe and Asia.

  The purchase price of a system typically includes an initial twelve-month support and warranty period (warranty only in international markets), which begins at the installation date. Subsequent support (initial support in international markets) is provided to the Company's direct customers under a contractual support agreement.

Product Development

  The Company has a continuing program of product development directed toward the enhancement of existing products based upon current and anticipated customer needs. The Company's research and product development efforts also emphasize introduction of new products to broaden the Company's product line and to reach a larger segment of the call transaction processing market, which has expanded to include transactions using many different forms of media, including voice, fax, e-mail, and the Web. During 1998, 1997, and 1996, Company spending on R&D totaled $67.9 million, $45.7 million, and $34.6 million, respectively. The Company believes that a significant commitment of financial resources and talent will be necessary to maintain and increase its competitive position in the years ahead, and expects to increase its total spending for research and development in 1999.

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

  The Company orders materials with differing lead times, generally 30 to 120 days ahead of required date of delivery to the Company. Because this is a longer time frame than the average customer order to shipment cycle, the Company acquires materials and builds standard assemblies based on forecasted production requirements. Upon receipt of firm orders from customers, the Company assembles fully configured systems, and subjects them to a number of tests before shipment. The Company's manufacturing procedures are designed to assure rapid response to customer orders.

Markets and Customers

  The Company markets and sells its products and services primarily to large organizations in diversified industries worldwide. The Company has historically sold its products and services primarily through its direct sales force. In addition, the Company has agreements under which certain distributors and original equipment manufacturers sell the Company's products.

Competition

  The Company believes the market for its products and services is highly competitive and that competition is likely to intensify. The Company's principal competitors currently include companies that market ACD systems, private branch exchange systems that include ACD features, and alternative or complementary technologies and services such as CTI software companies and systems integrators, telephone operating companies that market ACD functionality, companies with other technologies capable of providing call transaction processing, including participants in the problem tracking and resolution software market, pre-network routing companies, and a wide variety of CTI and software companies. As the hardware requirements for a traditional call center diminish due to the emergence of the Internet, local area networks, and other factors, other companies may obtain a significant position in the call transaction processing market. Many current and potential competitors, including but not limited to Lucent, Nortel, Rockwell, and Siemens, have longer operating histories, considerably greater resources, and larger customer bases than Aspect. Consequently, the Company expects to encounter substantial competition from these sources, as well as from new market entrants and emerging technologies.

INTELLECTUAL PROPERTY AND RELATED MATTERS

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

  The Company files patent applications to protect inventions and improvements that are significant to the development of its business. In October 1997, the Company acquired certain rights to two intellectual property portfolios by paying $9.8 million in cash and issuing $10 million in notes payable. In July and September 1998, the Company acquired the remaining rights under these intellectual portfolios by making additional payments of $7.5 million and $3.8 million, respectively. Including these portfolios, the Company currently holds approximately 40 issued United States patents and a lesser number of issued foreign patents and has pending approximately 40 United States patent applications and a lesser number of corresponding foreign patent applications that cover various aspects of its technology. The Company's issued United States patents expire on dates ranging from 2004 through at least 2016. There can be no assurance that any of the claims in the pending applications will be allowed, or that any issued patents will be upheld, or not circumvented by competitors, or that any patents or licenses will provide competitive advantages for the Company's products.

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

EMPLOYEES

  As of December 31, 1998, the Company employed approximately 2,200 full-time employees.

EXECUTIVE OFFICERS OF THE COMPANY

  The following sets forth certain information with respect to the executive officers of the Company, and their ages as of March 1, 1999:

           NAME            AGE                     POSITION
           ----            ---                     --------
 James R. Carreker........  52 Chairman, President and Chief Executive Officer
 Deborah E. Barber........  59 Senior Vice President, Human Resources and
                               Corporate Services
 Robert A. Blatt..........  38 Vice President, Corporate Development
 Kathleen M. Cruz.........  49 Senior Vice President, Information Technology
                               and Chief Information Officer
 Beatriz V. Infante.......  44 Executive Vice President, Products and Services
 Eric J. Keller...........  46 Senior Vice President, Finance and Chief
                               Financial and Accounting Officer

  Executive officers serve at the election of the Board of Directors of the Company. There are no family relationships among any directors or executive officers of the Company.

  Mr. Carreker, a founder of the Company, has served as Chief Executive Officer and as a director of the Company since its inception in August 1985. He has served as Chairman of the Company's Board of Directors since October 1995 and resumed the position of President of the Company in January 1999. Since January 1997, Mr. Carreker has also served as a director of Herman Miller, Inc., a company that manufactures and sells office systems products and services.

  Ms. Barber has been employed by the Company since April 1998, and has served as an executive officer since that time. Ms. Barber currently holds the position of Senior Vice President, Human Resources and Corporate Services. Prior to joining the Company, Ms. Barber served as Vice President, Human Resources and Worldwide Real Estate and Corporate Services at Quantum Corporation since October 1992. Prior to joining Quantum Corporation, Ms. Barber served as Vice President, Human Resources at Cray Research Inc.

  Mr. Blatt has been employed by the Company since 1986, and has served as an executive officer of the Company since 1994. He currently holds the position of Vice President, Corporate Development, and has previously served as Vice President, Marketing and Channel Development and as Vice President, Worldwide Products, and as a Product Development Manager. Prior to joining the Company, Mr. Blatt was an engineer for New York Telephone.

  Ms. Cruz has been employed by the Company since June 1996, and has served as an executive officer since that time. Ms. Cruz currently holds the position of Senior Vice President, Information Technology and Chief Information Officer. Prior to joining the Company, Ms. Cruz served as Vice President, MIS and Chief Information Officer, at Verifone, Inc., a global provider of secure payment solutions, from January 1994 to May 1996; and Director, Information Services, at Textainer, Inc., a container leasing company, from January 1992 to December 1993.

  Ms. Infante has been employed by the Company since October 1998, and has served as an executive officer since that time. Ms. Infante currently holds the position of Executive Vice President, Products and Services. Prior to joining the Company, Ms. Infante served as Senior Vice President, Application Server Division, Vice President, Open Systems Division and Vice President, Digital Products Division at Oracle Corporation, from January 1994 to October 1998, and Director, Development at Taligent, Inc. from August 1992 to August 1993.

  Mr. Keller has been employed by the Company since January 1996, and has served as an executive officer since that time. Mr. Keller currently holds the position of Senior Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Keller served as Vice President and Chief Financial Officer of Ventritex, Inc., a manufacturer of implantable medical devices, from June 1993 to January 1996; and previously held a similar position with Dionex Corporation, a manufacturer of scientific instruments, from December 1985 to June 1993.

Item 2. Properties

  Aspect's headquarters facility consists of four office and manufacturing buildings, totaling approximately 290,000 square feet, in San Jose, California. The Company owns one of the buildings, which is approximately 100,000 square feet on 10 acres of land, and occupies the remaining buildings totaling approximately 190,000 square feet under coterminous leases expiring in 2001, with options for five-year extensions. Aspect also has several facilities to support its European operations. The principal UK operations are located near London in facilities totaling approximately 68,000 square feet, which are leased under long-term agreements expiring through 2023. In addition, other significant European facilities are located near Amsterdam, The Netherlands, and Frankfurt and Dusseldorf, Germany. In Asia, the Company occupies sales and support offices in Japan, Singapore, Australia, and Hong Kong. Aspect also occupies several U.S. regional centers for sales and support, totaling approximately 66,000 square feet under leases expiring through 2003. The Company's subsidiary, TCS

Management Group (TCS), occupies approximately 97,000 square feet in facilities located near Nashville, Tennessee, that are leased through 2006. In May 1998, with the completion of the Voicetek acquisition, the Company added a leased 60,000 square foot facility in Chelmsford, Massachusetts. Other North American and international sales and support functions operate from various leased multi-tenant offices nationwide.

  The Company believes its existing facilities are adequate to meet current requirements and that suitable additional or alternative space will be available as needed on commercially reasonable terms. See Note 10 to "Notes to Consolidated Financial Statements," in the 1998 Annual Financial Report to Shareholders, an appendix to the 1999 Proxy Statement, which is incorporated by reference in this Annual Report on Form 10-K.

Item 3. Legal Proceedings

  The segment of the telecommunications market that includes the Company's products has been characterized by extensive litigation regarding patents and other intellectual property rights. As is common in the telecommunications industry, the Company has been in the past and may in the future be notified of claims that its products or services are subject to patents or other proprietary rights of third parties. For example, in March 1997, Lucent filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania alleging that the Company infringed four of Lucent's U.S. patents. While the Company is not aware that its products or processes infringe any third-party patents or proprietary rights, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. Periodically, the Company negotiates with third parties to establish patent license or cross-license agreements. Although the Company resolved its dispute with Lucent by entering into a cross-license agreement, paying Lucent a one-time fee of $14 million and agreeing to pay future royalties that are not expected to be material to Aspect's future results of operations, there can be no assurance that such other future negotiations will result in the Company obtaining a license on satisfactory terms or at all. Moreover, license agreements with third parties may not include all intellectual property rights that may be issued to or owned by the licensors, and thus future disputes with these companies are possible. In the event an intellectual property dispute is not settled through a license, litigation could ensue. An adverse determination in such litigation or proceeding could prevent the Company from making, using, or selling certain of its products, and subject the Company to damage assessments, any of which could have a material adverse effect on the Company's business, operating results, or financial condition.

  In addition, the Company is from time to time involved in litigation or claims that arise in the normal course of business. The Company does not expect that any current litigation or claims will have a material adverse effect on the Company's business, operating results, or financial condition.

  In the future, Aspect could become involved in other types of litigation, such as shareholder lawsuits for alleged violations of securities laws, claims asserted by employees, and product liability claims. Any litigation could result in substantial cost to the Company and diversion of the Company's efforts.

Item 4. Submission Of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  (a) Reference is made to the information regarding market price range, market, and dividend information appearing under the captions "Quarterly stock price," "Stock Listing," and "Dividend Policy" on pages F-33 and the inside back cover of the Registrant's 1998 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 1999 Proxy Statement, which information is hereby incorporated by reference.

  (b) Reference is made to the information regarding holders of common stock appearing under the caption "Stock Listing" on the inside back cover of the Registrant's 1998 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 1999 Proxy Statement, which information is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

  Reference is made to selected consolidated financial data for fiscal years 1994 through 1998, appearing under the caption "Selected Consolidated Financial Data" on page F-1 of the Registrant's 1998 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 1999 Proxy Statement, which information is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Reference is made to the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-2 through F-12 of the Registrant's 1998 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 1999 Proxy Statement, which information is hereby incorporated by reference.

  (a) Quantitative and Qualitative Disclosures About Market Risk

  Reference is made to the information appearing under the caption "Quantitative and Qualitative Disclosures About Financial Market Risk" on pages F-11 through F-12 of the Registrant's 1998 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 1999 Proxy Statement, which information is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Reference is made to the following information appearing in the Registrant's 1998 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 1999 Proxy Statement, which information is hereby incorporated by reference:

                              DESCRIPTION                           PAGE(S)
                              -----------                         ------------
      Consolidated Financial Statements.......................... F-13 to F-31
      Independent Auditors' Report...............................     F-32
      Quarterly Financial Data for the 1998 and 1997 Quarters
       (unaudited)...............................................     F-33

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  Not Applicable.

                                   PART III

  Certain information required by Part III is omitted from this report because the Registrant filed a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its annual meeting of shareholders to be held April 29, 1999, and the information included therein is incorporated herein by reference to the extent detailed below.

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

Item 13. Certain Relationships and Related Transactions

  The information required by this Item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" contained in the Registrant's Proxy Statement.

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

    Not Applicable.

                     ASPECT TELECOMMUNICATIONS CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE
                                 (Item 14 (a))

                                                               Reference Page(s)
                                                               -----------------
                                                                    1998 Annual
                                                               Form  Report to
                                                               10-K Shareholders
                                                               ---- ------------
Consolidated Balance Sheets as of December 31, 1998 and
 1997........................................................   --      F-13
Consolidated Statements of Income for the years ended
 December 31, 1998, 1997 and 1996............................   --      F-14
Consolidated Statements of Shareholders' Equity for the years
 ended December 31, 1998, 1997 and 1996......................   --      F-15
Consolidated Statements of Cash Flows for the years ended
 December 31, 1998, 1997 and 1996............................   --      F-16
Notes to Consolidated Financial Statements...................   --  F-17 to F-31
Independent Auditors' Report.................................   --      F-32
Selected Consolidated Financial Data.........................   --      F-1
Quarterly Financial Data for the 1998 and 1997 Quarters
 (unaudited).................................................   --      F-33
Consolidated Financial Statements Schedule for the years
 ended December 31, 1998, 1997 and 1996: II--Valuation and
 Qualifying Accounts and Reserves............................   13       --

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

                     ASPECT TELECOMMUNICATIONS CORPORATION

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (in thousands)

                                      Beginning                         Ending
                                       Balance  Additions Deductions    Balance
                                      --------- --------- ----------    -------
1998

Allowance for doubtful accounts......  $1,716    $3,081     $  382(/1/) $4,415
Warranty reserve.....................  $3,948    $5,083     $5,684(/2/) $3,347

1997

Allowance for doubtful accounts......  $1,202    $1,354     $  840(/1/) $1,716
Warranty reserve.....................  $3,778    $6,825     $6,655(/2/) $3,948

1996

Allowance for doubtful accounts......  $  825    $  938     $  561(/1/) $1,202
Warranty reserve.....................  $2,397    $5,797     $4,416(/2/) $3,778

--------
(1) Accounts written off.
(2) Warranty costs incurred.

                     ASPECT TELECOMMUNICATIONS CORPORATION

                               INDEX TO EXHIBITS
                                 (Item 14 (a))

 Exhibit
 Number                                Description
 -------                               -----------
 3.3     Amended and Restated Articles of Incorporation of the Registrant, as
         amended to date. (1)
 3.4     Bylaws of the Registrant, as amended to date. (1)
 4.1     Indenture, dated August 10, 1998, by and among the Registrant and
         State Street Bank and Trust Company of California, N.A., as Trustee,
         including the form of Debenture. (2)
 4.2     Form of Debenture (included in Exhibit 4.1). (2)
 4.3     Registration Rights Agreement, dated August 10, 1998, by and among the
         Registrant, Morgan Stanley & Co. Incorporated and Credit Suisse First
         Boston Corporation. (2)
 10.2a   1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective January 22, 1991. (3)
 10.2b   1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective May 20, 1993. (3)
 10.3    1989 Directors' Stock Option Plan and forms of option agreements thereunder. (1)
 10.4a   1990 Employee Stock Purchase Plan and form of subscription agreement thereunder, as amended, effective July 1, 1991. (3)
 10.6    Form of Stock Bonus Agreement for the Registrant's Newborn Stock Bonus
         Program. (1)
 10.7    Form of Indemnification Agreement. (1)
 10.39   Lease Agreement between the Registrant and Spieker Partners, dated
         October 1,1990, as amended. (3)
 10.39a  Amendment Number One to the Lease Agreement between the Registrant and
         Spieker Partners, dated October 1, 1990. (3)
 10.39b  Amendment to the Lease Agreement between the Registrant and Spieker
         Partners, dated August 1, 1993. (3)
 10.39c  Amendment to the Lease Agreement between the Registrant and Spieker
         Partners, dated October 1, 1993. (3)
 10.39d  Amendment to the Lease Agreement between the Registrant and Spieker
         Properties, L.P., dated July 12, 1995. (3)
 10.39e  Amendment to the Lease Agreement between the Registrant and Spieker.
         (3)
 10.54   Acquisition Agreement by and among the Registrant, Next plc, Callscan,
         Inc., and TCS Management Group, Inc., dated October 5, 1995. (4)
 10.55   Agreement of Purchase and Sale between the Registrant and Arrow
         Electronics, Inc., dated April 22, 1996. (3)
 10.56   Patent License Agreement and Mutual Release with Lucent Technologies
         Inc., effective as of January 1, 1998. (3)
 10.57   Agreement and Plan of Merger dated April 1, 1998, among the
         Registrant, Venus Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Registrant, and Voicetek Corporation a
         Massachusetts corporation.(5)
 10.58   Severance Agreement between the Registrant and Dennis L. Haar, dated
         November 11, 1998.
 21.1    Subsidiaries of the Registrant--Jurisdiction of Incorporation.
 23.1    Independent Auditors' Consent and Report on Schedule.
 24.1    Power of Attorney (see page 16).
 27      Financial Data Schedule.

--------
(1) Incorporated by reference to identically numbered exhibits to the Registrant's Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-33994), which became effective on April 30, 1990.

(2) Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-3 filed on December 21, 1998.
(3) Incorporated by reference to identically numbered exhibits to the Registrant's previously filed Form 10-K's or Form 10-Q's.
(4) Incorporated by reference to the Registrant's Report on Form 8-K, dated October 19, 1995.
(5) Incorporated by reference to the Registrant's Report on Form 8-K, dated May 11, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 26, 1999 on its behalf by the undersigned, thereunto duly authorized.

                                          Aspect Telecommunications
                                           Corporation

                                                 /s/ James R. Carreker
                                          By___________________________________
                                                    James R. Carreker,
                                                  Chairman, President and
                                                  Chief Executive Officer


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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                           Title                    Date
             ---------                           -----                    ----

/s/ James R. Carreker                Chairman, President and         March 26, 1999
____________________________________ Chief Executive Officer and
   (James R. Carreker)               Director (Principal
                                     Executive Officer)

/s/ Eric J. Keller                   Senior Vice President,          March 26, 1999
____________________________________ Finance and Chief Financial
   (Eric J. Keller)                  Officer (Principal Financial
                                     and Accounting Officer)

/s/ Norman A. Fogelsong              Director                        March 26, 1999
____________________________________
   (Norman A. Fogelsong)

/s/ James L. Patterson               Director                        March 26, 1999
____________________________________
   (James L. Patterson)

/s/ John W. Peth                     Director                        March 26, 1999
____________________________________
   (John W. Peth)

/s/ Debra J. Engel                   Director                        March 26, 1999
____________________________________
   (Debra J. Engel)
