Form 10-Q
period 1999-03-31
ASPECT TELECOMMUNICATIONS CORP
filed 1999-04-29
CIK 779390

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                _______________

                                   FORM 10-Q
  (Mark One)

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 1999

                                       or

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

                                Yes   X   No ___
                                    -----


The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 47,748,837 at April 23, 1999.

                     ASPECT TELECOMMUNICATIONS CORPORATION



                                     INDEX



                     Description                                                                         Page Number

-------------------------------------------------------------------------------------                    -----------




Cover Page                                                                                                     1


Index                                                                                                          2


Part I:   Financial Information


   Item 1:   Financial Statements


          Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998                     3

          Condensed Consolidated Statements of Operations for the Three Month Periods Ended March 31, 1999
               and 1998                                                                                        4

          Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 1999
               and 1998                                                                                        5

          Notes to Condensed Consolidated Financial Statements                                                 6


   Item 2:   Management's Discussion and Analysis of Financial Condition and Results of Operations             9


   Item 3:   Qualitative and Quantitative Disclosures About Financial Market Risk                             14


Part II:  Other Information

   Item 6:   Exhibits and Reports on Form 8-K                                                                 15


Signature                                                                                                     16


                     ASPECT TELECOMMUNICATIONS CORPORATION

                        Part I:  Financial Information
                         Item 1.  Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                            March 31,   December 31,
                                                              1999          1998
                                                           -----------  -----------
ASSETS                                                     (unaudited)       **

Current assets:
  Cash and cash equivalents                                  $ 74,304       $ 67,071
  Short-term investments                                      134,431        129,040
  Accounts receivable, net                                     96,224        132,818
  Inventories                                                  22,329         18,916
  Other current assets                                         25,239         14,820
                                                           ----------   ------------
     Total current assets                                     352,527        362,665
                                                           ==========   ============

Property and equipment, net                                    68,999         69,192
Intangible assets, net                                        114,051        119,052
Other assets                                                    9,499          9,750
                                                           ----------   ------------
Total assets                                                 $545,076       $560,659
                                                           ==========   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $ 14,969       $ 18,239
  Current portion of notes payable                              1,899          3,300
  Accrued compensation and related benefits                    18,709         21,049
  Other accrued liabilities                                    35,721         34,729
  Customer deposits and deferred revenue                       36,525         27,171
                                                           ----------    -----------
     Total current liabilities                                107,823        104,488

Deferred taxes                                                  3,660          4,270
Convertible subordinated debentures                           156,036        153,744
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value:
     2,000,000 shares authorized, none outstanding                 --             --
  Common stock, $.01 par value:
     100,000,000 shares authorized, shares outstanding:
     48,858,507 in 1999 and 49,309,383 in 1998                135,970        142,132
  Accumulated other comprehensive loss                         (1,578)          (420)
  Retained earnings                                           143,165        156,445
                                                           ----------     ----------
    Total shareholders' equity                                277,557        298,157
                                                           ----------     ----------
Total liabilities and shareholders' equity                  $ 545,076       $560,659
                                                           ==========     ==========

** Derived from audited financial statements.




         See notes to the condensed consolidated financial statements.

                     ASPECT TELECOMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share data - unaudited)

                                                  Three Months Ended March 31,
                                                 -----------------------------
                                                       1999              1998
                                                 -----------        ----------
 Net revenues:
   Product                                         $  51,196          $ 77,332
   Customer support                                   48,889            36,125
                                                  ----------        ----------
 Total net revenues                                  100,085           113,457
                                                  ----------        ----------

 Cost of revenues:
   Cost of product revenues                           17,740            24,372
   Cost of customer support revenues                  35,654            24,170
                                                 -----------        ----------
 Total cost of revenues                               53,394            48,542
                                                 -----------        ----------

 Gross margin                                         46,691            64,915

 Operating expenses:
   Research and development                           19,501            12,830
   Selling, general and administrative                45,943            31,084
                                                 -----------        ----------
 Total operating expenses                             65,444            43,914
                                                 -----------        ----------

 Income (loss) from operations                       (18,753)           21,001
 Interest income (expense), net                         (219)            1,413
                                                 -----------        ----------

 Income (loss) before income taxes                   (18,972)           22,414
 (Provision) benefit for income taxes                  5,692            (8,517)
                                                 -----------        ----------

 Net income (loss)                                 $ (13,280)         $ 13,897
                                                 ===========        ==========


 Basic earnings (loss) per share                      ($0.27)          $  0.28

 Weighted average shares outstanding                  49,156            50,146

 Diluted earnings (loss) per share                    ($0.27)          $  0.26
 Weighted average shares outstanding-
   assuming dilution                                  49,156            53,071

         See notes to the condensed consolidated financial statements.

                     ASPECT TELECOMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited - in thousands)



                                                                  Three Months Ended March 31,
                                                                 -----------------------------
                                                                           1999           1998
                                                                 --------------   ------------
Cash flows from operating activities:
  Net income (loss)                                                    ($13,280)      $ 13,897
  Reconciliation of net income to cash provided by
    operating activities:
    Depreciation and amortization                                        10,278          6,710
    Noncash interest expense on debentures                                2,292             --
    Deferred taxes                                                       (1,666)         3,908
    Changes in assets and liabilities:
       Accounts receivable                                               34,187         (7,928)
       Inventories                                                       (3,603)          (978)
       Other current assets and other asset                              (7,974)        (1,858)
       Accounts payable                                                  (3,307)         2,714
       Accrued compensation and related benefits                         (3,519)         1,407
       Accrued intellectual property settlement                              --        (14,000)
       Other accrued liabilities                                          1,287         (4,696)
       Customer deposits and deferred revenue                             9,088          7,310
                                                                   ------------   ------------
             Cash provided by operating activities                       23,783          6,486


 Cash flows from financing activities:
       Repurchase of common stock                                        (9,751)            --
       Other common stock transactions - net                              3,530          2,192
       Payment on note payable                                           (1,401)          (250)
                                                                   ------------   ------------
             Cash provided by (used in) financing activities             (7,622)         1,942


 Cash flows from investing activities:
       Short-term investment purchases                                  (35,110)       (75,988)
       Short-term investment sales and maturities                        29,718         28,915
       Property and equipment purchases                                  (5,084)        (9,006)
                                                                   ------------   ------------
             Cash used in investing activities                          (10,476)       (56,079)

Effect of exchange rate changes on cash and cash equivalents              1,548          1,168
                                                                   ------------   ------------
Increase (decrease) in cash and cash equivalents                          7,233        (46,483)

Cash and cash equivalents:

  Beginning of period                                                    67,071        106,046
                                                                   ------------   ------------
  End of period                                                       $  74,304       $ 59,563
                                                                   ============   ============



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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders attached as an appendix to the Proxy Statement for the 1999 Annual Meeting of Shareholders.

Inventories

Inventories, stated at the lower of cost (first-in, first-out) or market, consist of:

                                          (in thousands)
                                      March 31,  December 31,
                                        1999         1998
                                      ---------  ------------

                  Raw materials         $ 8,720       $ 9,494
                  Work in progress        4,514         4,829
                  Finished goods          9,095         4,593
                                        -------       -------
                  Total                 $22,329       $18,916
                                        =======       =======
Notes Payable

A note relating to the 1995 acquisition of TCS was payable on October 31, 1998. In November 1998, $1.2 million was paid on this note and in February 1999 the Company paid an additional $1.4 million. Payment of the remaining $1.9 million on the note is being delayed pending resolution of various tax matters relating to periods prior to the Company's acquisition of TCS.

Convertible Subordinated Debentures

In August 1998, the Company completed a private placement of approximately $150 million ($490 million principal amount at maturity) of zero coupon convertible subordinated debentures due 2018. These debentures are priced at a yield to maturity of 6% per annum and are convertible into Aspect Common Stock any time prior to maturity at a conversion rate of 8.713 shares per $1,000 principal amount. Holders can require Aspect to repurchase the debentures on August 10, 2003, August 10, 2008 and August 10, 2013 for cash; or at the election of Aspect, for Aspect Common Stock, if certain conditions are met. Aspect can redeem the debentures any time on or after August 10, 2003. The debentures are not secured by any Aspect assets and are subordinated in right of payment to all of Aspect senior indebtedness and effectively subordinated to the debt of the Company's subsidiaries. On October 30, 1998, the Company filed a registration statement

                     ASPECT TELECOMMUNICATIONS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


with the Securities and Exchange Commission to register the debentures and shares of Aspect Common Stock issuable upon conversion for resale. The registration statement was declared effective on February 2, 1999.

Per Share Information

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share further includes the dilutive impact of stock options. Basic and diluted earnings (loss) per share for the three months ended March 31 are calculated as follows (in thousands, except per share data):

                                                               Three Months Ended March 31
                                                               ---------------------------
                                                                    1999          1998
                                                               --------------  -----------
Basic EPS:
    Weighted average shares outstanding                                49,156       50,146
    Net income (loss)                                                ($13,280)     $13,897

      Basic earnings (loss) per share                               $   (0.27)     $  0.28
                                                                    =========      =======


Diluted EPS:
    Weighted average shares outstanding                                49,156       50,146
     Dilutive effect of options                                            --        2,925
    Weighted average shares issuable upon conversion of debt               --           --
                                                                    ---------      -------
         Total                                                         49,156       53,071

    Net income (loss)                                                ($13,280)     $13,897

      Diluted earnings (loss) per share                             $   (0.27)     $  0.26
                                                                    =========      =======

As of March 31, 1999, the Company had 0.7 million common stock options outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted earnings per share for the three month period ended March 31, 1999 because inclusion of these shares would have had an anti-dilutive effect as the Company had a net loss for that period. Similarly, the Company had 8.7 million options outstanding that were excluded from the computation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares for the three month period ended March 31, 1999. Additionally, as of March 31, 1999, there were 4.3 million shares of common stock issuable upon conversion of debentures. These shares and the effect of accrued interest expense on the debentures was not included in the calculation of diluted earnings per share for the three month period ended March 31, 1999 because this inclusion would have been anti-dilutive.

Contingencies

The Company is from time to time involved in litigation or claims that arise in the normal course of business. The Company does not expect that any current litigation or claims will have a material adverse effect on the Company's business, operating results, or financial condition.

Comprehensive Income (Loss)

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires an enterprise to report the change in net assets during the period from non-owner sources. For the three months ended March 31, 1999, comprehensive loss was

                     ASPECT TELECOMMUNICATIONS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


$14,438,000. Comprehensive income for the same period of the prior year was $13,023,000. Comprehensive income (loss) represents net income (loss) for these periods and changes in unrealized gains on securities and accumulated translation adjustments.

Share Repurchase Program

In October 1998, the Company's Board of Directors approved a stock repurchase program to acquire up to five million shares of its common stock. The shares may be purchased in the open market or through private transactions. The number of shares to be purchased and the timing of purchases will be based on several conditions, including the price of the Company's common stock, general market conditions and other factors. No time limit was set for the completion of the program. In the quarter ended March 31, 1999, 1,250,000 shares were repurchased at an average acquisition price of $7.80 per share. A total of 3,260,000 shares have been repurchased to date under this program at an average acquisition price of $12.68 per share. The Company has retired all shares repurchased.

                     ASPECT TELECOMMUNICATIONS CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in
Part I - Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis in the Company's 1998 Annual Report to Shareholders.

Overview

Aspect Telecommunications Corporation (Aspect or the Company) is a provider of integrated software suites designed to enable companies to deliver responsive and cost-effective customer service using call center solutions to interact with their customers via voice, data, the Internet, and e-mail. Aspect also consults, trains, and delivers systems integration services to help organizations effectively plan, integrate, and manage call centers. The Company markets its products and services worldwide to enterprises in a broad array of industries including financial services, government, health care, retailing, technology, telecommunications, and transportation.

In May 1998, the Company completed the acquisition of Voicetek Corporation (Voicetek), a leading supplier of interactive voice response (IVR) and Intelligent Networks (IN) applications, based in Chelmsford, Massachusetts. The transaction was intended to augment Aspect customer premise IVR product offerings, strengthen the Company's position in the network service provider marketplace, and extend the Company's original equipment manufacturers (OEM) sales channel capabilities. The transaction was accounted for as a purchase. The Company paid approximately $72 million in cash for all Voicetek common and preferred shares outstanding and converted all outstanding Voicetek options into options to purchase approximately 450,000 shares of Aspect common stock with a fair value of approximately $11 million plus transaction costs of approximately $3 million, and assumed certain operating assets and liabilities. The Company recorded a one-time charge of $10 million in the second quarter of 1998 for purchased in-process technology related to two development projects that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that each in-process development effort, or any material subcomponent, had no alternative future use was reached in consultation with engineering personnel from both Aspect and Voicetek.

In August 1998, the Company completed a private placement of approximately $150 million ($490 million principal amount at maturity) of zero coupon convertible subordinated debentures (convertible subordinated debentures) due 2018. The convertible subordinated debentures are priced at a yield to maturity of 6% per annum and are convertible into Aspect common stock anytime prior to maturity at a conversion rate of 8.713 share per $1,000 principal amount. Holders can require Aspect to repurchase the debentures on August 10, 2003, August 10, 2008 and August 10, 2013, for cash, or at the election of Aspect, for Aspect common stock, if certain conditions are met. The debentures are not secured by any Aspect assets and are subordinated in right of payment to all of Aspect senior indebtedness and effectively subordinated to the debt of Aspect subsidiaries. On October 30, 1998, the Company filed a registration statement with the Securities and Exchange Commission to register the debentures and shares of Aspect Common Stock issuable upon conversion for resale. The registration statement was declared effective on February 2, 1999.

Except for historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and are made under the safe-harbor provisions thereof. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Business Environment and Risk Factors" discussed in the Company's Annual Report and Form 10-K

                     ASPECT TELECOMMUNICATIONS CORPORATION

for the fiscal year ended December 31, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations

Net Revenues

Total revenues decreased by 12% to $100.1 million for the first quarter of 1999 from $113.5 million for the first quarter of 1998.

Product revenues for the first quarter of 1999 were $51.2 million, a decrease of 34% from product revenues of $77.3 million for the first quarter of 1998 primarily due to a decline in revenue from sales of new call center systems and add-ons in the United States, partially offset by revenue associated with Voicetek. International product revenues in the first quarter of 1999 decreased modestly from the first quarter of the prior year reflecting increased revenue in Germany offset by a decline in the United Kingdom.

Customer support revenues for the first quarter of 1999 were $48.9 million, an increase of 35% over support revenues of $36.1 million for the same period of 1998. Growth in customer support revenues resulted primarily from increases in maintenance revenues as a result of the growth in the Company's installed base, including the installed base added through acquisitions and expanded revenue from consulting and systems integration projects in North America. Customer support revenues include fees for providing contractually agreed-upon system service and maintenance (which typically commence twelve months from the date a system is installed and, accordingly, are primarily affected by growth in the installed base); installation of products; systems integration revenues; and other support services.

Gross Margin on Product Revenues

Product gross margin was 65.3% for the first quarter of 1999 compared to 68.5% for the first quarter of 1998. The decline in product gross margin from 1998 to 1999 primarily reflects the increased proportional impact of amortization and other fixed production costs due to decreased revenue, as well as an increased mix of revenue from third party products included as part of system integration projects in the most recent quarter (which typically have lower margins). On a forward-looking basis, the Company expects that the following factors, among others, could have a material impact on product gross margins: the shift in the Company's business focus to becoming a provider of customer relationship solutions; variations in the mix and volume of products sold; the channel of distribution; the portion of systems revenues related to accounts purchasing multiple systems; the mix and level of third-party product included as part of systems integration projects; the results of recently acquired subsidiaries; and cross-licensing or royalty arrangements with third parties.

Gross Margin on Customer Support Revenues

Customer support gross margin was 27.1% for the first quarter of 1999 compared to 33.1% for the first quarter of 1998. The decrease in customer support margins between the periods reflects customer support revenues not growing proportionately with the costs associated with providing the related services, in particular costs associated with consulting and systems integration projects. On a forward-looking basis, the Company anticipates that customer support margins will fluctuate from period to period due to fluctuations in customer support revenues (since many of the costs of providing customer support do

                     ASPECT TELECOMMUNICATIONS CORPORATION

not vary proportionately with customer support revenues), ongoing efforts to expand the Company's customer support infrastructure and fluctuations in the level of consulting and systems integration revenue.

Research and Development Expenses

Research and development (R&D) expenses were $19.5 million for the first quarter of 1999, an increase of 52% over $12.8 million for the first quarter of 1998. R&D expenditures reflect the Company's ongoing efforts to remain competitive through both new product development and expanded features for existing products. The increases across the period presented reflect increased staffing, associated infrastructure costs, and the inclusion of Voicetek's R&D expenses in 1999, including amortization costs associated with developed and core technology intangible assets. As a percentage of net revenues, R&D spending was 19% for the first quarter of 1999 compared to 11% for the first quarter of 1998. Excluding amortization of acquired intangible assets, R&D expenses were $18.4 million for the first quarter of 1999 while the same period of 1998 did not include similar expenses. The Company continues to believe that significant investment in R&D is required to remain competitive and anticipates, on a forward-looking basis, that such expenses in 1999 will increase in absolute dollars, although such expenses as a percentage of net revenues may fluctuate between periods.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $45.9 million for the first quarter of 1999, an increase of 48% over $31.1 million in the first quarter of 1998. The increase between these two periods was primarily caused by increased staffing levels, infrastructure expansion, and increased amortization expenses related to the acquisition of Voicetek, partially offset by a decline in legal expenses. SG&A expenses as a percentage of net revenues were 46% for the first quarter of 1999 and 27% for the first quarter of 1998. Excluding amortization of acquired intangible assets, SG&A expenses were $43.1 million and $30.1 million for the first quarters of 1999 and 1998, respectively. The Company anticipates, on a forward-looking basis, that SG&A expenses will continue to increase in absolute dollars for 1999, when compared with 1998, although such expenses as a percentage of net revenues may fluctuate between periods.

Net Interest Income (Expense)

Net interest expense was $219,000 for the three months ended March 31, 1999 compared to net interest income of $1.4 million for the three months ended March 31, 1998. This decline resulted from interest expense associated with the issuance of approximately $150 million of convertible subordinated debentures in August 1998 (approximately $156 million in principal and accrued interest at March 31, 1999), the utilization of cash associated with the Company's stock repurchase program and generally lower interest rates earned on invested cash.

Income Taxes

The Company's effective tax rate was a benefit of 30% for the first three months of 1999 compared with a provision of 38% in the same period of 1998. The rate in 1999 is lower primarily due to the nondeductible goodwill amortization from prior years' acquisitions which reduces the amount of tax benefit that can be recognized in a loss period. The Company has sufficient prior year taxable income to allow recognition of the tax benefit.


Liquidity and Capital Resources

At March 31, 1999, the Company's principal source of liquidity consisted of cash, cash equivalents, and short-term investments totaling $208.7 million, which represented 38% of total assets. The primary sources

                     ASPECT TELECOMMUNICATIONS CORPORATION


of cash for the first three months of 1999 were cash provided by operating activities of $23.8 million and proceeds from the issuance of common stock under various stock plans of $3.5 million.

The primary uses of cash for the first three months of 1999 were net purchases of short-term investments of $5.4 million, $9.8 million used for the stock repurchase program, $5.1 million for the purchase of property and equipment, and $1.4 million for payments on a note payable.

At March 31, 1999, the Company's outstanding borrowings, including current portions of notes payable, totaled $158 million, and comprised $156 million of convertible subordinated debentures and $1.9 million remaining on a $4.5 million note payable incurred in connection with the acquisition of TCS in 1995. Payment of the remaining balance is being delayed pending resolution of various tax matters relating to periods prior to the Company's acquisition of TCS.

The Company believes, on a forward-looking basis, that its cash, cash equivalents, short-term investments, and anticipated cash flow from operations will be sufficient to meet the Company's presently anticipated cash requirements during at least the next twelve months.

Year 2000 and Proximate Dates

The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Readiness Disclosure Act.

Many computer systems are expected to experience problems handling dates around the Year 2000 (Y2K). Described below are the actions we have taken or plan to take to address the potential problems that could result as systems attempt to handle dates around the millennium.

State of Readiness: The Company's Y2K activities include the following phases: gathering data and taking inventory; testing systems and products to discover or confirm Y2K compliance; execution of remediation activities to fix non-compliant products and systems; and ongoing monitoring and testing of products and systems. The major business areas impacted are as follows:

 . Products and Installations: The Company is visiting customers to install Y2K solutions and has furnished test facilities and equipment to allow customers to verify compliance. The Company believes that substantially all of the Company's products are Y2K compliant, or that upgrades available to make them Y2K compliant.

 . Procurement: The Company has surveyed the Y2K readiness of critical and sole-source suppliers. The Company is monitoring these critical suppliers and will continue to follow up with them on their Y2K readiness. Risk assessments and contingency plans are being prepared for critical suppliers.

 . Manufacturing: Certain of the Company's manufacturing is outsourced to two primary suppliers and the Company is monitoring their Y2K readiness. The Company's assembly and test equipment is scheduled for ongoing upgrades to Y2K compliant configurations through September 1999. The Company's primary manufacturing application software has been upgraded to a version that has successfully passed Y2K testing.

 . Information Technology Systems: The Company has conducted a survey of its information technology hardware and software and has a Y2K project team focusing on testing and remediation of necessary components. The Company expects that substantially all nonY2K compliant hardware and software will be upgraded or replaced by September 1999.

 . Facilities and Infrastructure: An assessment of the Y2K readiness of owned and leased assets was substantially completed in January 1999. The Company is currently confirming compliance status and upgrading components as necessary. The Company anticipates that substantially all non-Y2K compliant facilities components will be upgraded or replaced by September 1999.

                     ASPECT TELECOMMUNICATIONS CORPORATION

Costs: The estimated costs of Y2K compliance efforts are not expected to be material to the Company.

Risks: Many computer systems are expected to experience problems handling dates around the year 2000. The Company believes the most reasonably likely worst case Y2K scenarios include the following:

 . Customers could change their buying patterns in a number of ways, including accelerating or delaying purchases of, or replacement of, the Company's products and services.

 . The Company could experience a disruption in service to its customers as a result of the failure of third party products, including the following:

     -Third party products which are non-compliant and are incorporated into the Company's products could cause such products to fail;

     -A breakdown in telephone, e-mail, voicemail, Web or file transfer programs could impact the responsiveness of the Company's help desk;

     -Y2K problems at a number of the Company's suppliers including banks, telephone companies and transport and mail services could have a pervasive impact on business as a whole; and/or

     -Product features that rely on date parameters, such as scheduled operating procedures and operating reports, could malfunction.

The Company's products may not contain all of the necessary date code or other changes to operate in the Y2K. Any failure of such products to perform could result in:

 .  Claims and lawsuits against the Company;

 . Significantly impaired customer satisfaction resulting in customers withholding cash owed to the Company and delaying or canceling orders; and/or

 . Managerial and technical resources being diverted away from product development and other business activities.

Any of the above stated consequences, in addition to others that management cannot yet foresee, could have a significant adverse impact on the Company's business, operating results or financial condition.

Contingency Plans: The Company is currently developing contingency plans for critical business processes, suppliers, and systems. The Company presently anticipates that contingency plans will be complete by October 1999. Once contingency plans are implemented, however, management cannot be certain that such plans will prevent significant Y2K problems from occurring.

                     ASPECT TELECOMMUNICATIONS CORPORATION


Item 3.  Quantitative and Qualitative Disclosures About Financial Market Risk


Reference is made to the information appearing under the caption "Quantitative and Qualitative Disclosures About Financial Market Risk" on pages F-11 through F-12 of the Registrant's 1998 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 1999 Proxy Statement, which information is hereby incorporated by reference.

                     ASPECT TELECOMMUNICATIONS CORPORATION

                          Part II:  Other Information

Item 6.  Exhibits and Reports on Form 8-K

A.   Exhibits

Exhibit 10.59 Severance Agreement between the Registrant and Robert A. Blatt, dated March 25, 1999

Exhibit 10.60 Employment Agreement between the Registrant and Deborah E. Barber, dated March 1, 1999.

Exhibit 10.61 Employment Agreement between the Registrant and James R. Carreker, dated March 1, 1999.

Exhibit 10.62 Employment Agreement between the Registrant and Kathleen M. Cruz, dated March 1, 1999.

Exhibit 10.63 Employment Agreement between the Registrant and Beatriz V. Infante, dated March 1, 1999.

Exhibit 27 Financial Data Schedule

B.  Reports on Form 8-K

No reports on Form 8-K filed during the quarter ended March 31, 1999

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



                              Aspect Telecommunications Corporation
                                  (Registrant)

Date:  April 29, 1999

                              By   /s/ Eric J. Keller
                                  -------------------

                              Eric J. Keller
                              Senior Vice President, Finance and Chief Financial and Accounting Officer (Duly Authorized and Principal Financial and Accounting Officer)