Form 10-Q
period 1999-06-30
ASPECT TELECOMMUNICATIONS CORP
filed 1999-08-12
CIK 779390

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                               ----------------
                                   FORM 10-Q
  (Mark One)

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 1999

                                       or

     [  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934.

                 For the transition period from         to
                                                --------   -------
                        Commission file number: 0-18391

                     ASPECT TELECOMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)


               California                           94-2974062
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)

                1730 Fox Drive, San Jose, California 95131-2312
             (Address of principal executive offices and zip code)

                 Registrant's telephone number:  (408) 325-2200

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

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 47,487,079 at July 31, 1999.

                     ASPECT TELECOMMUNICATIONS CORPORATION


                                     INDEX



                                                 Description                                                        Page Number
-------------------------------------------------------------------------------------------------------------  ---------------------

Cover Page                                                                                                                1

Index                                                                                                                     2

Part I: Financial Information

   Item 1:  Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                               3

            Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30,
              1999 and 1998                                                                                               4

            Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 1999 and
              1998                                                                                                        5

            Notes to Condensed Consolidated Financial Statements                                                          6

   Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations                         9

   Item 3:  Qualitative and Quantitative Disclosures About Financial Market Risk                                         14

Part II:  Other Information

   Item 4:  Submission of Matters to a Vote of Security Holders                                                          15

   Item 5:  Other Information                                                                                            15

   Item 6:  Exhibits and Reports on Form 8-K                                                                             15

Signature                                                                                                                17


                                      ASPECT TELECOMMUNICATIONS CORPORATION

                                         Part I: Financial Information
                                         Item 1. Financial Statements

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except share data)


                                                                             June 30,                  December 31,
                                                                               1999                       1998
                                                                          ---------------             --------------
ASSETS                                                                      (unaudited)                    **

Current assets:
  Cash and cash equivalents                                                    $  71,009                  $  67,071
  Short-term investments                                                         132,999                    129,040
  Accounts receivable, net                                                        91,346                    132,818
  Inventories                                                                     18,085                     18,916
  Other current assets                                                            24,786                     14,820
                                                                          ---------------             --------------
     Total current assets                                                        338,225                    362,665

Property and equipment, net                                                       70,809                     69,192
Intangible assets, net                                                           108,928                    119,052
Other assets                                                                      10,962                      9,750
                                                                          ---------------             --------------
Total assets                                                                   $ 528,924                  $ 560,659
                                                                          ===============             ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             $  19,674                  $  18,239
  Accrued compensation and related benefits                                       21,590                     21,049
  Other accrued liabilities                                                       34,048                     38,029
  Customer deposits and deferred revenue                                          37,923                     27,171
                                                                          ---------------             --------------
     Total current liabilities                                                   113,235                    104,488

Deferred taxes                                                                     2,884                      4,270
Convertible subordinated debentures                                              158,357                    153,744
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value:
     2,000,000 shares authorized, none outstanding in 1999 and 1998                   --                         --
  Common stock, $.01 par value:
     100,000,000 shares authorized, shares outstanding:
     47,328,546 in 1999 and 49,309,383 in 1998                                   125,088                    142,132
  Accumulated other comprehensive loss                                            (1,336)                      (420)
  Retained earnings                                                              130,696                    156,445
                                                                          ---------------             --------------
    Total shareholders' equity                                                   254,448                    298,157
                                                                          ---------------             --------------
Total liabilities and shareholders' equity                                     $ 528,924                  $ 560,659
                                                                          ===============             ==============

** Derived from audited financial statements.

                            See notes to the condensed consolidated financial statements.

                                               ASPECT TELECOMMUNICATIONS CORPORATION
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (in thousands, except per share data - unaudited)




                                                    Three Months Ended June 30,            Six Months Ended June 30,
                                               ------------------------------------   -------------------------------------
                                                       1999                 1998               1999                 1998
                                               ----------------   -----------------   ----------------    -----------------

Net revenues:
  Product                                             $ 64,566            $ 86,654          $ 115,762            $ 163,986
  Customer support                                      47,620              39,437             96,509               75,562
                                               ----------------   -----------------   ----------------    -----------------
Total net revenues                                     112,186             126,091            212,271              239,548

Cost of revenues:
  Cost of product revenues                              22,044              27,944             39,784               52,316
  Cost of customer support revenues                     36,498              28,379             72,151               52,549
                                               ----------------   -----------------   ----------------    -----------------
Total cost of revenues                                  58,542              56,323            111,935              104,865
                                               ----------------   -----------------   ----------------    -----------------

Gross margin                                            53,644              69,768            100,336              134,683

Operating expenses:
  Research and development                              21,916              16,125             41,417               28,955
  Selling, general and administrative                   49,186              35,617             95,129               66,701
  Purchased in-process technology                            -               9,899                  -                9,899
                                               ----------------   -----------------   ----------------    -----------------
Total operating expenses                                71,102              61,641            136,546              105,555
                                               ----------------   -----------------   ----------------    -----------------

Income (loss) from operations                          (17,458)              8,127            (36,210)              29,128
Interest income (expense), net                            (355)              1,091               (574)               2,504
                                               ----------------   -----------------   ----------------    -----------------

Income (loss) before income taxes                      (17,813)              9,218            (36,784)              31,632
Income tax (provision) benefit                           5,343              (7,529)            11,035              (16,046)
                                               ----------------   -----------------   ----------------    -----------------

Net income (loss)                                    $ (12,470)            $ 1,689          $ (25,749)            $ 15,586
                                               ================   =================   ================    =================


Basic earnings (loss) per share                         ($0.26)              $0.03             ($0.53)               $0.31

Weighted average shares outstanding                     47,634              50,437             48,395               50,292

Diluted earnings (loss) per share                       ($0.26)              $0.03             ($0.53)               $0.29
Weighted average shares outstanding-
  assuming dilution                                     47,634              53,584             48,395               53,392

                                   See notes to the condensed consolidated financial statements.

                                       ASPECT TELECOMMUNICATIONS CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited - in thousands)



                                                                                      Six Months Ended June 30,
                                                                                 -----------------------------------
                                                                                     1999                 1998
                                                                                 --------------      ---------------
Cash flows from operating activities:
    Net income (loss)                                                              ($25,749)             $15,586
    Reconciliation of net income (loss) to cash provided by
    operating activities:
       Depreciation and amortization                                                 20,812               13,761
       Purchased in-process technology                                                   --                9,899
       Noncash interest expense on debentures                                         4,613                   --
       Deferred taxes                                                                (3,099)                 333
       Changes in assets and liabilities net of effect of company acquired in 1998:
             Accounts receivable                                                     38,192              (15,870)
             Inventories                                                               (330)               1,356
             Other current assets and other assets                                   (8,120)              13,062
             Accounts payable                                                         1,518                3,617
             Accrued compensation and related benefits                                2,021               (2,687)
             Accrued intellectual property settlement                                    --              (14,000)
             Other accrued liabilities                                               (2,463)              (8,861)
             Customer deposits and deferred revenue                                  11,066                8,085
                                                                                 --------------      ---------------
                   Cash provided by operating activities                             38,461               24,281

Cash flows from financing activities:
       Repurchase of common stock                                                   (21,709)                  --
       Other common stock transactions - net                                          4,444                5,388
       Payment on note payable                                                       (1,574)              (7,637)
                                                                                 --------------      ---------------
                   Cash used in financing activities                                (18,839)              (2,249)

Cash flows from investing activities:
       Short-term investment purchases                                              (56,542)             (82,638)
       Short-term investment sales and maturities                                    52,583               95,442
       Property and equipment purchases                                             (12,305)             (15,575)
       Purchase of company, net of cash acquired                                         --              (71,382)
                                                                                 --------------      ---------------
                   Cash used in investing activities                                (16,264)             (74,153)

Effect of exchange rate changes on cash and cash equivalents                            580                1,650
                                                                                 --------------      ---------------
Increase (decrease) in cash and cash equivalents                                      3,938              (50,471)
Cash and cash equivalents:
      Beginning of period                                                            67,071              106,046
                                                                                 --------------      ---------------
      End of period                                                                 $71,009             $ 55,575
                                                                                 ==============      ===============

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders attached as an appendix to the Proxy Statement for the 1999 Annual Meeting of Shareholders.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Inventories

Inventories, stated at the lower of cost (first-in, first-out) or market, consist of (in thousands):

                                 June 30,    December 31,
                                   1999          1998
                                 --------    ------------

   Raw materials                  $ 7,317       $ 9,494
   Work in progress                 2,952         4,829
   Finished goods                   7,816         4,593
                                  -------       -------
   Total                          $18,085       $18,916
                                  =======       =======


                     ASPECT TELECOMMUNICATIONS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Per Share Information

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share further includes the dilutive impact of stock options. Basic and diluted earnings (loss) per share for the three and six months ended June 30 are calculated as follows (in thousands, except per share data):

                                                     Three Months Ended           Six Months Ended
                                                 ---------------------------  -------------------------
                                                        1999            1998         1999          1998
                                                 ------------  -------------  ------------  -----------
Basic EPS:
    Weighted average shares outstanding               47,634          50,437       48,395        50,292
    Net income (loss)                              $ (12,470)        $ 1,689    $ (25,749)      $15,586

      Basic earnings (loss) per share              $   (0.26)        $  0.03    $   (0.53)      $  0.31
                                                   =========         =======    =========       =======

Diluted EPS:
    Weighted average shares outstanding               47,634          50,437       48,395        50,292
    Dilutive effect of options                            --           3,147           --         3,100
                                                   ---------         -------    ---------       -------
       Total                                          47,634          53,584       48,395        53,392

    Net income (loss)                              $ (12,470)        $ 1,689    $ (25,749)      $15,586

      Diluted earnings (loss) per share            $   (0.26)        $  0.03    $   (0.53)      $  0.29
                                                   =========         =======    =========       =======

As of June 30, 1999, the Company had approximately 600,000 common stock options outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 1999 because inclusion of these shares would have had an anti-dilutive effect as the Company had a net loss for those periods. Similarly, the Company had 9.1 million options outstanding that were excluded from the computation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares for the three and six month periods ending June 30, 1999. Additionally, as of June 30, 1999, there were 4.3 million shares of common stock issuable upon conversion of debentures. These shares and the effect of accrued interest expense on the debentures was not included in the calculation of diluted earnings per share for the three and six month periods ended June 30, 1999 because this inclusion would have been anti-dilutive.

Contingencies

The Company is from time to time involved in litigation or claims that arise in the normal course of business. The Company does not expect that any current litigation or claims will have a material adverse effect on the Company's business, operating results, or financial condition.

Comprehensive Income (Loss)

For the three and six months ended June 30, 1999, comprehensive loss was $12,228,000 and $26,665,000, respectively. Comprehensive income for the same periods of the prior year were $2,308,000 and $15,331,000, respectively.

                     ASPECT TELECOMMUNICATIONS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive income (loss) represents net income (loss) for these periods and changes in unrealized gains on securities and accumulated translation adjustments.

Share Repurchase Program

In October 1998, the Company's Board of Directors approved a stock repurchase program to acquire up to five million shares of its common stock. In the quarter ended June 30, 1999, the Company purchased 1,740,000 shares at an average acquisition price of $6.87 per share. 2,990,000 shares have been repurchased in the six months ended June 30, 1999 at an average acquisition price of $7.26 per share and a total of 5,000,000 shares have been repurchased under this program at an average acquisition price of $10.66 per share. The Company completed the repurchase program in April 1999 and has retired all shares repurchased.

Shareholder Rights Plan

On May 11, 1999, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, $0.01 par value, of the Company. The dividend is payable on May 26, 1999 to shareholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one-thousandth of a share of Series A Participating Preferred Stock, $0.01 par value, of the Company, subject to adjustment, at a price of $80.00 per one-thousandth of a share, subject to adjustment. The description and terms of the Rights are set forth in a Preferred Shares Rights Agreement dated as of May 11, 1999 between the Company and BankBoston, N.A. as Rights Agent.

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

Overview

Aspect Telecommunications Corporation (Aspect or the Company) is a leading provider of customer relationship management (CRM) solutions that enable companies in a broad array of industries worldwide to ensure consistent interactions with their customers. The Aspect(R) Customer Relationship Portal (a mixed-media customer contact solution that manages customer interactions by telephone, Web, e-mail and fax) delivers a consistent customer experience through one virtual place that connects customers with the right enterprise resources. The Aspect Customer Relationship Portal, along with Aspect Customer Self-Service, Aspect Customer Interaction and Aspect Customer DataMart, are essential for a company's complete CRM solution. These integrate with products from leading front- and back-office vendors and operate on a range of platforms, including the mission-critical Aspect Telephony Server.

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


Results of Operations

Net Revenues

Total revenues for the second quarter of 1999 were $112.2 million, representing a decrease of 11% from $126.1 million for the same period of 1998. Total net revenues for the first six months of 1999 were $212.3, representing a decrease of 11% when compared with total net revenues of $239.5 million for the same period in 1998.

Product revenues for the second quarter of 1999 were $64.6 million, a decrease of 25% from product revenues of $86.7 million for the second quarter of 1998. For the first six months of 1999, product revenues were $115.8 million, a decrease of 29% from $164.0 million in the same period in 1998. The decrease is primarily due to declines in revenue from sales of new call center systems and add-ons in the United States, partially offset by revenue associated with Voicetek which was acquired in May 1998. International product revenues in the second quarter of 1999 increased 15.1% over the second quarter of the prior year.

Customer support revenues for the second quarter of 1999 were $47.6 million, an increase of 21% over support revenues of $39.4 million for the same period of 1998. For the first six months of 1999, customer support revenues were $96.5 million, an increase of 28% from $75.6 million in the same period in 1998. Growth in customer support revenues resulted primarily from increases in maintenance revenues as a result of the growth in the Company's installed base, including the installed base added through acquisitions; and expanded revenue from consulting and systems integration projects. Customer support revenues include fees for providing contractually agreed-upon system service and maintenance (which typically commence twelve months from the date a system is installed and, accordingly, are primarily affected by growth in the installed base); installation of products; systems integration revenues; and other support services.

Gross Margin on Product Revenues

Product gross margin was 65.9% for the second quarter of 1999 compared to 67.8% for the second quarter of 1998. For the first six months of 1999, product gross margin was 65.6%, compared with 68.1% for the same period in 1998. The decline in product gross margin from 1998 to 1999 primarily reflects increased mix of revenue from third party products included as part of system integration projects in the most recent quarter (which typically have lower margins) as well as the increased proportional impact of fixed costs when compared to revenue. On a forward-looking basis, the Company expects that the following factors, among others, could have a material impact on product gross margins: the shift in the Company's business focus to becoming a provider of customer relationship solutions; variations in the mix and volume of products sold; the channels of distribution; the portion of systems revenues related to accounts purchasing multiple systems; the mix and level of third-party product included as part of systems integration projects; the results of recently acquired subsidiaries; and cross-licensing or royalty arrangements with third parties.

                     ASPECT TELECOMMUNICATIONS CORPORATION

Gross Margin on Customer Support Revenues

Customer support gross margin was 23.4% for the second quarter of 1999 compared to 28.0% for the second quarter of 1998. For the first six months of 1999, customer support gross margin was 25.2%, compared with 30.5% for the same period in 1998. The decrease in customer support margins between the periods reflects customer support revenues not growing proportionately with the costs associated with providing the related services, in particular costs associated with consulting and systems integration projects. On a forward-looking basis, the Company anticipates that customer support margins will fluctuate from period to period due to fluctuations in customer support revenues (since many of the costs of providing customer support do not vary proportionately with customer support revenues), ongoing efforts to expand the Company's customer support infrastructure and fluctuations in the level of consulting and systems integration revenue.

Research and Development Expenses

Research and development (R&D) expenses were $21.9 million for the second quarter of 1999, an increase of 36% over $16.1 million for the second quarter of 1998. For the first six months of 1999, R&D expenses were $41.4 million, an increase of 43% over $29.0 million for the same period in 1998. R&D expenditures reflect the Company's ongoing efforts to remain competitive through both new product development and expanded features for existing products. The increases across the periods presented reflect increased staffing costs, associated infrastructure costs, and the inclusion of Voicetek's R&D expenses in 1999, including amortization costs associated with developed and core technology intangible assets. As a percentage of net revenues, R&D spending was 19.5% for the second quarter of 1999 compared to 12.8% for the second quarter of 1998. Excluding amortization of intangible assets, R&D expenses were $20.9 million for the second quarter of 1999 and $15.6 million for the same period of 1998. The Company continues to believe that significant investment in R&D is required to remain competitive and anticipates, on a forward-looking basis, that such expenses in 1999 will increase in absolute dollars, although such expenses as a percentage of net revenues may fluctuate between periods.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $49.2 million for the second quarter of 1999, an increase of 38% over $35.6 million in the second quarter of 1998. For the first six months of 1999, SG&A expenses were $95.1 million, an increase of 43% over $66.7 million for the same period in 1998. The increase between these two periods were primarily caused by increased staffing costs, infrastructure expansion, and increased amortization expenses related to the acquisition of Voicetek, partially offset by a decline in legal expenses following the intellectual property settlement. SG&A expenses as a percentage of net revenues were 44% for the second quarter of 1999 and 28% for the second quarter of 1998. Excluding amortization of acquired intangible assets, SG&A expenses were $46.3 million and $33.8 million for the second quarters of 1999 and 1998, respectively. The Company anticipates, on a forward-looking basis, that SG&A expenses will continue to increase in absolute dollars for 1999, when compared with 1998, although such expenses as a percentage of net revenues may fluctuate between periods.

Net Interest Income (Expense)

Net interest expense was $355,000 for the three months ended June 30, 1999 compared to net interest income of $1.1 million for the three months ended June 30, 1998. This decline resulted from interest expense associated with the issuance of approximately $150 million of convertible subordinated debentures in August 1998 (approximately $158 million in principal and accrued interest at June 30, 1999), the utilization of cash associated with the Company's stock repurchase program and generally lower interest rates earned on invested cash.

                     ASPECT TELECOMMUNICATIONS CORPORATION

Income Taxes

The Company recorded an income tax benefit at a 30% rate for the three and six months ended June 30, 1999. Excluding the non-deductible, non-recurring charge for purchased in-process technology associated with the acquisition of Voicetek, the Company's effective tax rate was 39.4% for the second quarter of 1998 and 38.6% for the first six months of 1998. The rate in 1999 is lower primarily due to the non-deductible goodwill amortization from prior years' acquisitions which reduces the amount of tax benefit that can be recognized in a loss period. The Company has sufficient prior year taxable income to allow recognition of the tax benefit.


Liquidity and Capital Resources

At June 30, 1999, the Company's principal source of liquidity consisted of cash, cash equivalents, and short-term investments totaling $204 million, which represented 38.6% of total assets. The primary sources of cash for the first six months of 1999 were cash provided by operating activities of $38.5 million and proceeds from the issuance of common stock under various stock plans of $4.4 million.

The primary uses of cash for the first six months of 1999 were net purchases of short-term investments of $4.0 million, $21.7 million used for the stock repurchase program, $12.3 million for the purchase of property and equipment, and $1.6 million for payments on a note payable.

At June 30, 1999, the Company's outstanding borrowings, including current portions of notes payable, totaled $160 million, and comprised $158 million of convertible subordinated debentures and $1.7 million remaining on a $4.5 million note payable incurred in connection with the acquisition of TCS in 1995. Payment of the remaining balance is being delayed pending resolution of various tax matters relating to periods prior to the Company's acquisition of TCS. The note payable is included in "other liabilities" in the accompanying balance sheet.

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

State of Readiness: The Company's Y2K activities include the following phases: gathering data and taking inventory; testing systems and products to discover or confirm Y2K compliance; execution of remediation activities to fix non-compliant products and systems; and ongoing monitoring and testing of products and systems. The major business areas impacted are as follows:

 . Products and Installations: The Company believes that substantially all of the Company's products are Y2K compliant, or that upgrades will be available shortly to make them Y2K compliant. The Company has contacted customers on the Y2K status of company products, posted a full Y2K status of products on the Aspect web site, is visiting customers to install Y2K solutions and has furnished test facilities and equipment to allow customers to verify compliance.

 . Procurement: The Company has surveyed the Y2K readiness of critical and sole-source suppliers. The Company is monitoring these critical suppliers and will continue to follow up with them on their Y2K readiness. Risk assessments and contingency plans are being prepared for critical suppliers.

                     ASPECT TELECOMMUNICATIONS CORPORATION

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

 . Information Technology Systems: The Company has conducted a survey of its information technology hardware and software and has a Y2K project team focusing on testing and remediation of necessary components. The Company expects that substantially all non-Y2K compliant hardware and software will be upgraded or replaced by September 1999.

 . Facilities and Infrastructure: An assessment of the Y2K readiness of owned and leased assets was substantially completed in January 1999. The Company is currently confirming compliance status and upgrading components as necessary. The Company anticipates that substantially all non-Y2K compliant facilities components will be upgraded or replaced by September 1999.

Costs: It is expected that the total costs of Y2K compliance efforts will approximate $10 million, of which an estimated $8 million has been spent to date. All anticipated costs are based on the Company's current evaluation of the Y2K activities and are subject to change as activities progress. The estimated Y2K costs include consultant fees, internal hardware and software upgrade or replacement costs and internal resources dedicated to identifiable Y2K efforts. Some of these costs represent the acceleration of costs that would have been incurred in the normal course of business in future periods. The Company has adequate funds to pay for the expected costs of Y2K activities.

Risks: The Company believes the most reasonably likely worst case Y2K scenarios include the following:

 . Customers could change their buying patterns in a number of ways, including accelerating or delaying purchases of, or replacement of, the Company's products and services.

 . The Company could experience a disruption in service to its customers as a result of the failure of third party products, including the following:

     - Third party products which are non-compliant and are incorporated into the Company's products could cause such products to fail;

     - A breakdown in telephone, e-mail, voicemail, Web or file transfer programs could impact the responsiveness of the Company's help desk;

     - Y2K problems at a number of the Company's suppliers including banks, telephone companies and transport and mail services could have a pervasive impact on business as a whole; and/or

     - Product features that rely on date parameters, such as scheduled operating procedures and operating reports, could malfunction.

The Company's products may not contain all of the necessary date code or other changes to operate in the year 2000. OEM and other customers may use our products in applications or in ways we are unaware, or customers could delay reacting to our notification of Y2K non compliance so that remediation is not practical in 1999. Any failure of such products to perform could result in:

 .  Claims and lawsuits against the Company;

 . Significantly impaired customer satisfaction resulting in customers withholding cash owed to the Company and delaying or canceling orders; and/or

 . Managerial and technical resources being diverted away from product development and other business activities.

                     ASPECT TELECOMMUNICATIONS CORPORATION

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

                     ASPECT TELECOMMUNICATIONS CORPORATION

                          Part II:  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

On April 29, 1999, the Annual Meeting of Shareholders of Aspect
Telecommunications Corporation was held in San Jose, California.

An election of directors was held with the following individuals being elected to the Board of Directors of the Company:

     James R. Carreker      (39,969,047 votes for, 991,113 votes withheld)
     Craig A. Conway        (39,987,164 votes for, 972,996 votes withheld)
     Debra J. Engel         (39,985,132 votes for, 975,028 votes withheld)
     Norman A. Fogelsong    (39,971,806 votes for, 988,354 votes withheld)
     John W. Peth           (39,969,149 votes for, 991,011 votes withheld)

Other matters voted upon and approved at the meeting, and the number of affirmative and negative votes cast with respect to each such matter were as follows:

To approve the adoption of the 1999 Equity Incentive Plan and the reservation of 1,500,00 shares of Common Stock for issuance thereunder (24,709,455 votes in favor, 16,159,020 votes opposed, 91,685 votes abstaining).

To amend the 1990 Employee Stock Purchase Plan to reserve an additional 500,000 shares of Common Stock for issuance thereunder (38,732,733 votes in favor, 2,183,043 votes opposed, 44,384 votes abstaining).

To ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the year ending December 31, 1999 (40,795,585 votes in favor, 132,884 votes opposed, 31,691 votes abstaining).

Item 5.  Other Information

On July 15, 1999, the Company announced that it plans, subject to shareholder approval, to change its corporate name to Aspect Communications Corporation from Aspect Telecommunications Corporation on or about October 1, 1999, to more closely reflect the nature of its business as a leading provider of customer relationship management solutions. The Company will retain both its logo and its Nasdaq market trading symbol ASPT.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

Exhibit 3.3 Certificate of Determination of the Rights, Preferences and Privileges of the Series A Participating Preferred Stock, dated May 11, 1999*.

Exhibit 4.4    Preferred Shares Rights Agreement, dated May 11, 1999*.

Exhibit 10.69 Employment Agreement between the Registrant and Eric J. Keller, dated May 15, 1999.

                     ASPECT TELECOMMUNICATIONS CORPORATION

* Incorporated by reference to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 25, 1999.

Exhibit 27     Financial Data Schedule

B.  Reports on Form 8-K

No reports on Form 8-K filed during the quarter ended June 30, 1999.

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



                              Aspect Telecommunications Corporation
                                        (Registrant)

Date:  August 11, 1999

                              By   /s/ R. Gregory Miller
                                   -------------------------

                              R. Gregory Miller
                              Interim Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)