Form 10-Q
period 1999-09-30
ASPECT COMMUNICATIONS CORP
filed 1999-11-15
CIK 779390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1999

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to ______

Commission file number: 0-18391

ASPECT COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2974062 (I.R.S. Employer Identification No.)

1310 Ridder Park Drive, San Jose, California 95131-2313
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

Yes   X         No ___

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 48,634,619 at October 31, 1999.

ASPECT COMMUNICATIONS CORPORATION

ASPECT COMMUNICATIONS CORPORATION

Part I: Financial Information
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 1999	December 31, 1998
	(unaudited)	**
ASSETS

Current assets:
Cash and cash equivalents	$ 88,685	$ 67,071
Short-term investments	136,371	129,040
Accounts receivable, net	88,008	132,818
Inventories	19,219	18,916
Other current assets	27,476	14,820

Total current assets	359,759	362,665

Property and equipment, net	73,526	69,192
Intangible assets, net	103,814	119,052
Other assets	37,108	9,750

Total assets	$574,207	$ 560,659

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 26,156	$ 18,239
Accrued compensation and related benefits	24,960	21,049
Other accrued liabilities	40,555	38,029
Customer deposits and deferred revenue	36,052	27,171

Total current liabilities	127,723	104,488

Deferred taxes	12,181	4,270
Convertible subordinated debentures	160,717	153,744
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value:
2,000,000 shares authorized, none outstanding in 1999 and 1998
	-	-

Common stock, $.01 par value:
100,000,000 shares authorized, shares outstanding: 48,304,932 in 1999 and 49,309,383 in 1998
	132,324	142,132
Accumulated other comprehensive earnings (loss)	14,264	(420)
Retained earnings	126,998	156,445

Total shareholders' equity	273,586	298,157

Total liabilities and shareholders' equity	$574,207	$ 560,659

** Derived from audited financial statements.

See notes to the condensed consolidated financial statements.

ASPECT COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998

Net revenues:
Products	$ 75,537	$ 91,996	$ 191,299	$ 255,982
Services	54,405	45,956	150,914	121,518

Total net revenues	129,942	137,952	342,213	377,500
Cost of revenues:
Cost of product revenues	25,897	29,517	65,681	81,833
Cost of services revenues	38,049	30,626	110,200	83,175

Total cost of revenues	63,946	60,143	175,881	165,008

Gross margin	65,996	77,809	166,332	212,492

Operating expenses:
Research and development	21,911	19,465	63,328	48,421
Selling, general and administrative	49,044	40,406	144,173	107,106
Purchased in-process technology	-	-	-	9,899

Total operating expenses	70,955	59,871	207,501	165,426

Income (loss) from operations	(4,959)	17,938	(41,169)	47,066
Interest income (expense), net	(324)	435	(898)	2,939

Income (loss) before income taxes	(5,283)	18,373	(42,067)	50,005
Income tax (provision) benefit	1,585	(7,131)	12,620	(23,177)

Net income (loss)	$ (3,698)	$ 11,242	$(29,447)	$ 26,828

Basic earnings (loss) per share	($ 0.08)	$ 0.22	($ 0.61)	$ 0.53
Weighted average shares outstanding	47,790	50,946	48,193	50,522
Diluted earnings (loss) per share	($ 0.08)	$ 0.21	($ 0.61)	$ 0.50
Weighted average shares outstanding-
assuming dilution	47,790	54,130	48,193	53,744

See notes to the condensed consolidated financial statements.

ASPECT COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands, except per share data - unaudited)

	Nine Months Ended September 30,
	1999	1998

Cash flows from operating activities:
Net income (loss)	$(29,447)	$ 26,828
Reconciliation of net income (loss) to cash provided by
operating activities:
Depreciation and amortization	32,608	28,274
Purchased in-process technology	--	9,899
Noncash interest expense on debentures	6,973	1,277
Deferred taxes	(4,184)	729
Changes in assets and liabilities net of effect of company acquired in 1998:
Accounts receivable	42,298	(48,823)
Inventories	(1,308)	(498)
Other current assets and other assets	(27,141)	(5,755)
Accounts payable	7,882	3,182
Accrued compensation and related benefits	3,535	6,703
Accrued intellectual property settlement	--	(14,000)
Other accrued liabilities	20,368	(8,172)
Customer deposits and deferred revenue	8,806	12,025

Cash provided by operating activities	60,390	11,669

Cash flows from financing activities:
Repurchase of common stock	(21,709)	--
Other common stock transactions - net	11,092	12,489
Payment on note payable	(1,583)	(15,744)
Issuance of convertible debentures - net	--	145,708

Cash provided by (used in) financing activities	(12,200)	142,453

Cash flows from investing activities:
Short-term investment purchases	(93,132)	(215,382)
Short-term investment sales and maturities	85,801	126,445
Property and equipment purchases	(21,704)	(25,166)
Purchase of company, net of cash acquired	--	(71,382)

Cash used in investing activities	(29,035)	(185,485)
Effect of exchange rate changes on cash and cash equivalents	2,459	1,973

Increase (decrease) in cash and cash equivalents	21,614	(29,390)
Cash and cash equivalents:
Beginning of period	67,071	106,046

End of period	$ 88,685	$ 76,656

  See notes to the condensed consolidated financial statements.

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The consolidated financial statements include the accounts of Aspect Communications Corporation (Aspect or the Company) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders attached as an appendix to the Proxy Statement for the 1999 Annual Meeting of Shareholders.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Inventories

Inventories, stated at the lower of cost (first-in, first-out) or market, consist of:

	(in thousands)
	September 30, 1999	December 31, 1998
Raw materials	$ 8,632	$ 9,494
Work in progress	3,227	4,829
Finished goods	7,360	4,593

Total	$ 19,219	$18,916

Other Assets

Included in other assets at September 30, 1999, are available-for-sale equity securities carried at market value of $29.7 million ($2.2 million cost), reflecting an unrealized gain of $27.5 million which has been included in shareholders' equity, net of tax. As of November 10, 1999 these available-for-sale equity securities had a market value of $76.3 million.

Per Share Information

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share further includes the dilutive impact of stock options. Basic and diluted earnings (loss) per share for the three and nine months ended September 30 are calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	1999	1998	1999	1998

Net income (loss)	($3,698)	$11,242	($29,447)	$26,828

Weighted average shares outstanding	47,790	50,946	48,193	50,522
Dilutive effect of options	--	3,184	--	3,222

Dilutive shares outstanding	47,790	54,130	48,193	53,744

Basic earnings (loss) per share
	$ (0.08)	$ 0.22	$ (0.61)	$ 0.53

Diluted earnings (loss) per share
	$ (0.08)	$ 0.21	$ (0.61)	$ 0.50

The Company had approximately 1.2 million and 760,000 common stock options outstanding for the three and nine month periods ending September 30, 1999, respectively, which could potentially dilute basic earnings per share in the future. These options were excluded from the computation of diluted earnings per share because inclusion of these shares would have had an anti-dilutive effect, as the Company had a net loss for those periods. Similarly, the Company had 6.4 and 8.1 million options outstanding that were excluded from the computation of diluted earnings per share for the three and nine month periods ending September 30, 1999, respectively, as the exercise prices were greater than the average market price of the common shares. Additionally, as of September 30, 1999, there were 4.3 million shares of common stock issuable upon conversion of debentures. These shares and the effect of accrued interest expense on the debentures was not included in the calculation of diluted earnings per share for the three and nine month periods ended September 30, 1999 because this inclusion would have been anti-dilutive.

Contingencies

The Company is from time to time involved in litigation or claims that arise in the normal course of business. The Company does not expect that any current litigation or claims will have a material adverse effect on the Company's business, operating results, or financial condition.

Comprehensive Income (Loss)

For the three months ended September 30, 1999, comprehensive income was $11,902,000 and for the nine months ended September 30, 1999, comprehensive loss was $14,763,000. Comprehensive income for the same periods of the prior year were $11,428,000 and $26,759,000, respectively. Comprehensive income (loss) represents net income (loss) for these periods and changes in unrealized gains on securities and accumulated translation adjustments.

Share Repurchase Program

In October 1998, the Company's Board of Directors approved a stock repurchase program to acquire up to five million shares of its common stock. The Company repurchased 2,010,000 shares in 1998 and 2,990,000 shares in 1999 at an average acquisition price of $15.72 and $7.26 per share, respectively. A total of 5,000,000 shares have been repurchased under this program at an average acquisition price of $10.66. The Company completed this program in June 1999 and has retired all shares repurchased.

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

Overview

Aspect Communications Corporation (Aspect or the Company) is a leading provider of customer relationship management (CRM) solutions that enable companies in a broad array of industries worldwide to ensure consistent interactions with their customers. The Aspect® Customer Relationship Portal (a mixed-media customer contact solution that manages customer interactions by telephone, Web, e-mail and fax) delivers a consistent customer experience through one virtual place that connects customers with the right enterprise resources. The Aspect Customer Relationship Portal, along with Aspect Customer Self-Service, Aspect Customer Interaction and Aspect Customer DataMart, are essential for a company's complete CRM solution. Aspect products integrate with products from leading front- and back-office vendors and operate on a range of platforms, including the mission-critical Aspect Telephony Server.

In May 1998, the Company completed the acquisition of Voicetek Corporation (Voicetek), a leading supplier of interactive voice response (IVR) applications, based in Chelmsford, Massachusetts. The transaction was accounted for as a purchase. The Company paid approximately $72 million in cash for all Voicetek common and preferred shares outstanding and converted all outstanding Voicetek options into options to purchase approximately 450,000 shares of Aspect common stock with a fair value of approximately $11 million plus transaction costs of approximately $3 million, and assumed certain operating assets and liabilities. The Company recorded a one-time charge of $10 million in the second quarter of 1998 for purchased in-process technology related to two development projects that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that each in-process development effort, or any material subcomponent, had no alternative future use was reached in consultation with engineering personnel from both Aspect and Voicetek.

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

Results of Operations

Net Revenues

Total revenues for the third quarter of 1999 were $129.9 million, representing a decrease of 6% from $138.0 million for the same period of 1998. Total net revenues for the first nine months of 1999 were $342.2 million, representing a decrease of 9% when compared with total net revenues of $377.5 million for the same period in 1998.

Product revenues for the third quarter of 1999 were $75.5 million, a decrease of 18% from product revenues of $92.0 million for the third quarter of 1998. For the first nine months of 1999, product revenues were $191.3 million, a decrease of 25% from $256.0 million in the same period in 1998. International product revenues in the third quarter of 1999 decreased 11% over the third quarter of the prior year. The decreases occurred primarily in sales of products in North America and Europe as the Company concentrates on transforming from a telecommunications equipment supplier to a provider of customer relationship management software solutions. The decreases are partially offset by a full nine month period of revenue associated with Voicetek which was acquired in May 1998.

Services revenues for the third quarter of 1999 were $54.4 million, an increase of 18% over services revenues of $46.0 million for the same period of 1998. For the first nine months of 1999, services revenues were $150.9 million, an increase of 24% from $121.5 million in the same period in 1998. Growth in services revenues resulted primarily from increases in maintenance revenues as a result of the growth in the Company's installed base, including the installed base added through acquisitions; offset in part by lower revenue from consulting and systems integration projects in North America. Services revenues include fees for providing contractually agreed-upon system service and maintenance (which typically commence twelve months from the date a system is installed and, accordingly, are primarily affected by growth in the installed base); installation of products; systems integration revenues; and other support services.

Gross Margin on Product Revenues

Product gross margin was 65.7% for the third quarter of 1999 compared to 67.9% for the third quarter of 1998. For the first nine months of 1999, product gross margin was 65.7%, compared with 68% for the same period in 1998. The decline in product gross margin from 1998 to 1999 primarily reflects increased mix of revenue from third party products included as part of system integration projects in the most recent quarter (which typically have lower margins) as well as the increased proportional impact of fixed costs when compared to revenue. On a forward-looking basis, the Company expects that the following factors, among others, could have a material impact on product gross margins: the shift in the Company's business focus to becoming a provider of customer relationship solutions; the market acceptance of these solutions; variations in the mix and volume of products sold; the channels of distribution; the portion of systems revenues related to customers purchasing multiple systems; the mix and level of third-party product included as part of systems integration projects; the results of recently acquired subsidiaries; and cross-licensing or royalty arrangements with third parties.

Gross Margin on Services Revenues

Services gross margin was 30.1% for the third quarter of 1999 compared to 33.4% for the third quarter of 1998. For the first nine months of 1999, services gross margin was 27.0%, compared with 31.6% for the same period in 1998. The decrease in services margins between the periods reflects services revenues not growing proportionately with the costs associated with providing the related services, in particular costs associated with consulting and systems integration projects. On a forward-looking basis, the Company anticipates that services margins will fluctuate from period to period due to fluctuations in services revenues (since many of the costs of providing customer support do not vary proportionately with services revenues), ongoing efforts to expand the Company's services infrastructure and fluctuations in the level of consulting and systems integration revenue.

Research and Development Expenses

Research and development (R&D) expenses were $21.9 million for the third quarter of 1999, an increase of 13% over $19.5 million for the third quarter of 1998. For the first nine months of 1999, R&D expenses were $63.3 million, an increase of 31% over $48.4 million for the same period in 1998. R&D expenditures reflect the Company's ongoing efforts to remain competitive through both new product development and expanded features for existing products. The increases across the periods presented reflect increased staffing costs, associated infrastructure costs, and the inclusion of nine months of Voicetek's R&D expenses in 1999, including amortization costs associated with developed and core technology intangible assets. As a percentage of net revenues, R&D spending was 16.9% for the third quarter of 1999 compared to 14.1% for the third quarter of 1998. Excluding amortization of intangible assets, R&D expenses were $20.9 million for the third quarter of 1999 and $18.4 million for the same period of 1998. The Company continues to believe that significant investment in R&D is required to remain competitive and anticipates, on a forward-looking basis, that such expenses in 1999 will increase in absolute dollars, although such expenses as a percentage of net revenues may fluctuate between periods.

Selling, General and Administrative Expenses

Selling, general and administrative (SG &A) expenses were $49.0 million for the third quarter of 1999, an increase of 21% over $40.4 million in the third quarter of 1998. For the first nine months of 1999, SG&A expenses were $144.2 million, an increase of 35% over $107.1 million for the same period in 1998. The increase between these two periods was primarily caused by increased staffing levels, infrastructure expansion, and increased amortization expenses related to the acquisition of Voicetek, partially offset by a decline in legal expenses following the Lucent settlement. SG&A expenses as a percentage of net revenues were 37.7% for the third quarter of 1999 and 29.3% for the third quarter of 1998. Excluding amortization of acquired intangible assets, SG&A expenses were $46.2 million and $37.5 million for the third quarters of 1999 and 1998, respectively. The Company anticipates, on a forward-looking basis, that SG&A expenses will continue to increase in absolute dollars for 1999, when compared with 1998, although such expenses as a percentage of net revenues may fluctuate between periods.

Net Interest Income (Expense)

Net interest expense was $324,000 and $898,000 for the three and nine months ended September 30, 1999, respectively, compared to net interest income of $435,000 and $2,940,000 for the three and nine months ended September 30, 1998, respectively. This decline resulted from interest expense associated with the issuance of approximately $150 million of convertible subordinated debentures in August 1998 (approximately $161 million in principal and accrued interest at September 30, 1999).

Income Taxes

The Company's effective tax rate was a benefit of 30% for the three and nine months ended September 30, 1999. Excluding the non-deductible, non-recurring charge for purchased in-process technology associated with the acquisition of Voicetek, the Company's effective tax rate was 38.8% for the third quarter of 1998 and 38.7% for the first nine months of 1998. The Company has sufficient prior year taxable income to allow recognition of the tax benefit.

Liquidity and Capital Resources

At September 30, 1999, the Company's principal source of liquidity consisted of cash, cash equivalents, and short-term investments totaling $225 million, which represented 39.2% of total assets. The primary sources of cash for the first nine months of 1999 were cash provided by operating activities of $60.4 million and proceeds from the issuance of common stock under various stock plans of $11.1 million.

The primary uses of cash for the first nine months of 1999 were $21.7 million used for the stock repurchase program, $21.7 million for the purchase of property and equipment, net purchases of short-term investments of $7.3 million, and $1.6 million for payments on a note payable.

At September 30, 1999, the Company's outstanding borrowings, including current portions of notes payable, totaled $163 million, and comprised $161 million of convertible subordinated debentures and $1.7 million remaining on a $4.5 million note payable incurred in connection with the acquisition of TCS in 1995. Payment of the remaining balance is being delayed pending resolution of various tax matters relating to periods prior to the Company's acquisition of TCS. The note payable is included in " other accrued liabilities" in the accompanying balance sheet.

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

State of Readiness: The Company's Y2K activities include the following phases: gathering data and taking inventory; testing systems and products to discover or confirm Y2K compliance; execution of remediation activities to fix non-compliant products and systems; and ongoing monitoring and testing of products and systems. Substantially all of these activities have been completed in the major business areas as follows:

  Products and Installations: Testing has been completed to verify that the Company's products that rely on Y2K susceptible date parameters are Y2K compliant, after required upgrades. The Company has contacted all known customers and distributors on the Y2K status of Company products, posted a full Y2K status of products on the Aspect web site, and has furnished test facilities and equipment to allow customers to verify compliance. Substantially all identified installations of Company products have upgraded to versions that have tested to be Y2K compliant. Companies that have chosen not to upgrade their applications have been sent registered letters warning them of the risks associated with not upgrading such applications.

  Procurement: The Company has surveyed the Y2K readiness of substantially all suppliers. We believe that the critical and sole-source suppliers have appropriate processes in place, while certain less critical suppliers may be at risk. The Company is taking steps to mitigate any risks from suppliers such as increasing inventory levels and identifying alternate sources.

  Manufacturing: Certain of the Company's manufacturing is outsourced to two primary suppliers and the Company believes that they have processes in place to appropriately address potential Y2K issues. The Company's assembly and test equipment and primary manufacturing application software have successfully passed Y2K testing.

  Information Technology Systems: Substantially all of the Company's hardware and software has tested to be Y2K compliant. The Company is on schedule to test 100% compliant by the end of November 1999.

  Facilities and Infrastructure: Based on an assessment of the Y2K readiness of owned and leased assets that was completed in January 1999, all non-Y2K compliant facilities components have been upgraded or replaced.

Costs: It is expected that the total costs of Y2K compliance efforts will approximate $10 million, of which an estimated $8 million has been spent since the commencement of the Company's Y2K efforts. All anticipated costs are based on the Company's current evaluation of the Y2K activities and are subject to change as activities progress. The estimated Y2K costs include consultant fees, internal hardware and software upgrade or replacement costs and internal resources dedicated to identifiable Y2K efforts. Some of these costs represent the acceleration of costs that would have been incurred in the normal course of business in future periods. The Company believes it has adequate funds to pay for the expected costs of Y2K activities.

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

The Company's products may not contain all of the necessary date code or other changes to operate in the year 2000. OEM and other customers may use our products in applications or in ways we are unaware, or customers could delay reacting to our notification of Y2K non-compliance so that remediation is not practical in 1999. Any failure of such products to perform could result in:

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

Contingency Plans: The Company's current contingency plans for critical business processes, suppliers, and systems are being tested internally and the Company presently anticipates that these plans will be ready for execution by November 1999. Once contingency plans are implemented, however, management cannot be certain that such plans will prevent significant Y2K problems from occurring.

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

ASPECT COMMUNICATIONS CORPORATION

Part II: Other Information

Item 4. Submission of Matters to a vote of Security Holders

On September 15, 1999, a special meeting of shareholders of Aspect Communications Corporation was held in San Jose, California.

The matter voted upon and approved at the meeting and the number of affirmative and negative votes cast with respect to each such matter was as follows:

To approve an amendment to Aspect's articles of incorporation that will change Aspect's name to Aspect Communications Corporation (40,951,745 votes in favor, 96,549 votes opposed, 23,100 votes abstaining).

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit 3.4	Certificate of Amendment to Registrant's Articles of Incorporation, dated September 24, 1999.
Exhibit 10.70	Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.

The following executive officers signed the above agreement:

· James R. Carreker, Chairman and Chief Executive Officer, dated July 15, 1999.
· Deborah E. Barber, Sr. Vice President, Human Resources & Corporate Services, dated July 15, 1999.
· David D. Hare, Sr. Vice President, Customer Services, dated July 15, 1999.
· Carol E. Broadbent, Sr. Vice President, Corporate Communications, dated September 20, 1999.
· William H. Delevati, Sr. Vice President, Information Technology and Chief Information Officer, dated September 20, 1999.

Exhibit 27	Financial Data Schedule

B. Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1999.

ASPECT COMMUNICATIONS CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aspect Communications Corporation

(Registrant)

Date: November 12, 1999
By /s/ Kevin T. Parker

Kevin T. Parker
Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)