Form 10-K405
period 1999-12-31
ASPECT COMMUNICATIONS CORP
filed 2000-03-29
CIK 779390

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                ---------------

                                   Form 10-K
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1999 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to

                        Commission file number 0-18391

                                ---------------

                       ASPECT COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)

           California                                  94-2974062
  (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

            1310 Ridder Park Drive, San Jose, California 95131-2312
             (Address of principal executive offices and zip code)

                                (408) 325-2200
                        (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                               (Title of class)

                                ---------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 2000, was $1,821,135,587 based upon the last sale price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13G's filed by such persons) to beneficially own more than 5% of the Registrant's Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

   The number of shares of the Registrant's Common Stock outstanding as of March 24, 2000 was 51,112,728.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the 2000 Proxy Statement for the Annual Meeting of Shareholders of Aspect Communications Corporation (Proxy Statement) scheduled to be held on May 4, 2000, are incorporated by reference in Parts I, II, III, and IV of the Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Forward-Looking Statements

   Except for historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Business Environment and Risk Factors" in the 1999 Annual Financial Report to Shareholders, an appendix to the 2000 Proxy Statement, which is incorporated by reference in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements.

                                    PART I

Item 1. Business

   Aspect Communications Corporation (Aspect or the Company) is the leading provider of customer relationship portals that enable businesses to ensure consistent interactions with their customers. Aspect's leadership position in electronic customer relationship management (eCRM) solutions is based on its 14-year-history and more than 7,300 customer implementations around the world. Aspect Communications was incorporated in California on August 16, 1985, and is headquartered in San Jose, California, with offices in major cities worldwide.

   On February 18, 2000, the Company acquired privately held PakNetX Corporation (PakNetX), an eBusiness software provider based in Salem, New Hampshire. The transaction is anticipated to enable Aspect to integrate multimedia-over-IP technology into its flagship customer relationship portal software and strengthen the Company's eCRM market position. The transaction will be accounted for as a purchase and will result in a one-time charge of approximately $5 million related to in-process technology in the quarter ended March 31, 2000. The Company agreed to pay approximately $55 million in cash for all of the outstanding common and preferred shares and warrants of PakNetX, which includes $10 million in payments contingent on the achievement of certain milestones. In addition, Aspect assumed the existing PakNetX stock option plan and converted PakNetX stock options into Aspect stock options. The historical operations of PakNetX are not material to the financial position or results of operations of the Company.

   In September 1999, the Company changed its name from Aspect
Telecommunications Corporation to Aspect Communications Corporation to reflect the transformation of its business from a telecommunications equipment supplier to a provider of customer relationship portals.

   In August 1998, the Company completed a private placement of approximately $150 million ($490 million principal amount at maturity) of zero coupon convertible subordinated debentures due 2018. The debentures are priced at a yield to maturity of 6% per annum and are convertible into Aspect common stock anytime prior to maturity at a conversion rate of 8.713 shares per $1,000 principal amount.

   In May 1998, the Company completed the acquisition of Voicetek Corporation (Voicetek), a leading supplier of interactive voice response (IVR) applications, based in Chelmsford, Massachusetts. The transaction was accounted for as a purchase and resulted in a one-time charge of $10 million in 1998 for purchased in-process technology.

   In February 1998, the Company and Lucent Technologies Inc. (Lucent) announced that they had agreed to dismiss their patent lawsuits against each other, released each other from claims of past infringement, and settled their patent disputes by entering into a cross-license agreement. Under the terms of the agreement, Aspect agreed to pay Lucent a one-time fee and future royalties that are not expected to be material to our results of operations. Aspect recorded a non-recurring charge of $14 million in the year ended December 31, 1997.

   In September 1997, the Company acquired Commerce Soft Inc. (Commerce Soft), a developer of customer interaction technology. The transaction was accounted for as a purchase that resulted in a one-time charge of $5 million in 1997 related to in-process technology.

Industry Background and Market Trends

   With the proliferation of the Internet and increasing demands by customers for heightened service, companies adopting a customer relationship management
(CRM) solution across the enterprise improve their ability to gain and retain customers while expanding their ability to increase revenue and profitability through personalized customer service.

   The CRM industry is growing rapidly as customers expect to be recognized and receive the same level of service whether they contact the business over the Web or through e-mail, voice or fax. Businesses seek to optimize these customer contacts to generate greater revenue and profitabilty.

   CRM solutions are often called eCRM because they consolidate customer information to create a broad view that allows the organization to determine the customer's value and thereby create a strategic approach to interaction. eCRM solutions build, sustain and improve both existing and potential eBusiness relationships. In this way contact centers are evolving into multimedia centers.

   Comprehensive eCRM solutions that integrate the front- and back-office along with the multimedia center into one centrally managed eBusiness system based on business rules provide an integrated approach to managing these customer relationships.

Products

   Aspect Communications Corporation is the leading provider of customer relationship portals, a software platform for building and deploying eCRM applications that enable businesses to offer consistent interactions with their customers from one centrally managed eBusiness system.

   The Aspect Customer Relationship Portal and its predecessor Contact Center products represent substantially all of Aspect's product revenue over the past three years.

 I. Aspect Customer Relationship Portal

   The Aspect Customer Relationship Portal platform allows companies to build eCRM applications that integrate front- and back-office, eCommerce and multimedia contact centers into one centrally managed eBusiness system. It allows a consistent customer experience through one central application that connects customers with the right enterprise resource, regardless of how they contact the business.

   The Aspect Customer Relationship Portal software platform comprises three main elements:

     1. The eFlow Engine that centrally manages and executes the business rules for eCRM applications;

    2. CMI(TM) open media connectivity that synchronizes all channels (voice, e-mail, fax, and the Web) of customer communications; and

     3. eRouting that routes resources based on information such as business metrics and customer data.

   The recent acquisition of PakNetX Corporation provides Aspect with multimedia-over-IP software technology for eCRM applications in any customer multimedia contact centers. When integrated with the Aspect

Customer Relationship Portal, this technology, called eBusinessIP, is intended to extend the functionality of the Aspect Portal as a multimedia eCRM platform. Together they are intended to provide functionality to control the delivery of all the primary media types that are anticipated for future eBusiness and eCRM applications that integrate multimedia channels in a converged voice/data IP network.

 II. Aspect eBusiness Architect

   Aspect Customer Relationship Portal applications are developed using Aspect eBusiness Architect, a single visual drag-and-drop development environment for defining consistent business rules that are designed to make eCRM applications easier to build and deploy. eBusiness Architect also includes standard application workflows, or eFlows, for multimedia interactions, data access, front-office, and eBusiness functions that reduce development time and implementation costs for eCRM applications.

 III. Aspect Customer Relationship Portal Applications

   The following standard Aspect Portal applications are provided:

   Aspect Portal Applications for Front-Office that offer standard application eFlow rules to enable businesses to integrate with applications for sales, service, and marketing from vendors such as Siebel, Vantive and Clarify. These applications offer connectivity between front-office applications and Aspect, Lucent, and Nortel ACDs, providing database lookup and coordinated data-directed routing to the desktop. They can also improve agent productivity by integrating Aspect softphone functionality, screen-pop information, and real-time data status within a single interface.

   Aspect Portal Multimedia Application that provides a multimedia blending engine to match available agent resources with incoming customer interactions across Call Centers, e-mail response management systems (ERMS) and Web interaction communications channels, to deliver a consistent customer experience, regardless of the media used.

   Aspect Web Interaction to enable online customers to interact directly with agents through text chat, IP telephony or callback. Customers can interact with agents directly and can conduct transactions visually and verbally using shared browsing, joint page markup, and collaborative form completion. This provides agents with an opportunity to inform customers, give them individual attention and help to close the sale.

   Aspect Customer E-Mail Application that provides e-mail response management from the initial analysis and categorization of incoming messages to the automatic response, queuing, prioritization and routing of e-mail messages for agent processing. It also includes a suite of agent productivity tools and reports that enables businesses to consistently deliver customer service through accurate, efficient, and effective communications. This application is based on a standalone e-mail response management application licensed from eGain, which has been integrated into the Aspect Customer Relationship Portal.

   eWorkforce Management that supplies managers with real-time information to predict staffing requirements for agents across all media types, allowing the balancing of staffing demands with customer service levels.

   Aspect Customer Self-Service to handle calls without the assistance of an agent, using voice prompts, text-to-speech, speech recognition, fax, e-mail, and the Web, allowing the customer to drive the interaction and self-qualify.

   Aspect Call Center Software to process inbound and outbound contacts, route calls according to agent skills, simultaneously queue calls across multiple sites, and provide reporting tools for real-time and historical statistical reporting. This platform offers mission-critical customer call handling and is scalable to provide investment protection as demand and usage grow.

 IV. Aspect Customer DataMart

   Aspect DataMart facilitates out-of-the-box enterprise-wide collection, management, reporting, and analysis of data from Aspect applications and from front- and back-office applications. It allows assessment of operational efficiency and productivity across all media, and provides insight into customer preferences, patterns and trends that can link the customer's experience to the organization's business goals.

 V. Telephony Server

   Aspect's mission critical Windows NT-based Call Center and Aspect Customer Self-Service Telephony Servers provide the platforms on which Aspect applications can run.

Customer Services

   All Aspect products are supported by our customer support services, including project management, consulting, installation, education, and technical support operations.

   Our technical support services include on-site and remote access to support personnel, provided primarily by our support centers located around the world. Pricing of our support services is generally based on the level of support contracted and the number of users authorized to access the products. These contracts generally include update rights for licensed products.

   Our project management, consulting, installation, and education services are provided by employees or consultants, and are based on per-hour or fixed-quote contracts.

   Customer services revenues represented approximately 42%, 33%, and 29% of total revenues in 1999, 1998, and 1997, respectively.

Product Development

   The Company has a continuing program of product development directed toward the enhancement of existing products based upon current and anticipated customer needs. The Company's research and product development efforts also emphasize introduction of new products to broaden the Company's product line and to reach a larger segment of the eCRM market. During 1999, 1998, and 1997, Company spending on R&D totaled $86.9 million, $67.9 million, and $45.7 million, respectively. The Company believes that a significant commitment of financial resources and talent will be necessary to maintain and increase its competitive position in the years ahead, and expects to increase its total spending for research and development in 2000.

Manufacturing

   The Company's manufacturing operations consist primarily of software replication and final assembly and testing of materials, components, subassemblies, and systems, together with related quality management processes, substantial elements of which are outsourced to third parties. The Company believes that its approach to design and development has allowed flexibility in the manufacturing process and has allowed the Company to satisfy a wide variety of customer configuration requirements while achieving high quality and reasonable lead times.

   The Company orders materials with differing lead times, generally 30 to 120 days ahead of required date of delivery to the Company. Because this is a longer time frame than the average customer order to shipment cycle, the Company acquires materials and builds standard assemblies based on forecasted production requirements. Upon receipt of firm orders from customers, the Company assembles fully configured systems, and subjects them to a number of tests before shipment. The Company's manufacturing procedures are designed to achieve rapid response to customer orders.

Markets, Segments, and Customers

   The Company's operations are reported as one operating segment. All financial segment information, as well as geographical information, can be found in the consolidated financial statements and notes thereto in the 1999 Annual Financial Report to Shareholders, an appendix to the 2000 Proxy Statement, which is incorporated by reference in this Annual Report on Form 10-K. The Company markets and sells its products and services primarily to large organizations in diversified industries worldwide. The Company has historically sold its products and services primarily through its direct sales force. In addition, the Company has agreements under which certain distributors and original equipment manufacturers sell the Company's products. The Company anticipates that an increased portion of sales will need to be generated through third party systems integrators to meet targeted market share goals.

Competition

   The Company believes the market for its products and services is highly competitive and that competition is likely to intensify. The Company's principal competitors currently include companies in the eCRM market and companies that market traditional telephony products and services.

   As the hardware requirements for a traditional call center diminish due to the emergence of the Internet, local area networks, and other factors, companies in these markets are merging and obtaining significant positions in the eCRM and traditional telephony products market. Many current and potential competitors, including Lucent Technologies Inc., Nortel Networks, Alcatel, Cisco Systems, and Oracle Corporation, have considerably greater resources, larger customer bases and broader international presence than Aspect. Consequently, the Company expects to encounter substantial competition from these and other sources.

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

   The Company files patent applications to protect inventions and improvements that are significant to the development of its business. Including internally generated patents and two purchased patent portfolios, the Company currently holds approximately 51 issued United States patents and a lesser number of issued foreign patents and has pending approximately 50 United States patent applications and a lesser number of corresponding foreign patent applications that cover various aspects of its technology. The Company's issued United States patents expire on dates ranging from 2004 through at least 2017. There can be no assurance that any of the claims in the pending applications will be allowed, or that any issued patents will be upheld, or that our products will not be circumvented by competitors, or that any patents or licenses will provide competitive advantages for the Company's products.

   The Company maintains proprietary software that is delivered to its customers. Under certain circumstances, a limited number of the Company's customers have been granted licenses to use certain of the Company's proprietary rights, primarily to ensure the continued maintenance and supply of certain of the Company's products.

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

Employees

   As of December 31, 1999, the Company employed approximately 2,360 full-time employees.

Item 2. Properties

   Aspect's headquarters facility consists of four office and manufacturing buildings, totaling approximately 290,000 square feet, in San Jose, California. The Company owns one of the buildings, which is approximately 100,000 square feet on 10 acres of land, and occupies the remaining buildings totaling approximately 190,000 square feet under one lease expiring in 2001, with an option for a five-year extension. Aspect also has several facilities to support its European operations. The principal UK operations are located near London in facilities totaling approximately 67,000 square feet, which are leased under long-term agreements expiring through 2023. In addition, other significant European facilities are located near Paris, France, Amsterdam, The Netherlands, and Frankfurt and Dusseldorf, Germany. In Asia, the Company occupies sales and support offices in Japan, Singapore, and Australia. Aspect also occupies several U.S. regional centers for sales and support, totaling approximately 73,000 square feet under leases expiring through 2004. The Company occupies approximately 103,000 square feet in facilities located near Nashville, Tennessee, that are leased through 2006. In the fourth quarter of 1999, a former Voicetek subsidiary building was subleased and the Company leased a new 106,000 square foot facility in Chelmsford, Massachusetts. Other North American and international sales and support functions operate from various leased multi-tenant offices nationwide.

   The Company believes its existing facilities are adequate to meet current requirements and that suitable additional or alternative space will be available as needed on commercially reasonable terms. See Note 10 to "Notes to Consolidated Financial Statements," in the 1999 Annual Financial Report to Shareholders, an appendix to the 2000 Proxy Statement, which is incorporated by reference in this Annual Report on Form 10-K.

Item 3. Legal Proceedings

   Reference is made to Note 11, appearing under the caption "Notes To Consolidated Financial Statements" on page F-27 of the Registrant's 1999 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 2000 Proxy Statement, which information is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   (a) Reference is made to the information regarding market price range, market, and dividend information appearing under the captions "Quarterly stock price," "Stock Listing," and "Dividend Policy" on pages F-32 and the inside back cover of the Registrant's 1999 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 2000 Proxy Statement, which information is hereby incorporated by reference.

   (b) Reference is made to the information regarding holders of common stock appearing under the caption "Stock Listing" on the inside back cover of the Registrant's 1999 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 2000 Proxy Statement, which information is hereby incorporated by reference.

Item 6. Selected Financial Data

   Reference is made to selected consolidated financial data for fiscal years 1995 through 1999, appearing under the caption "Selected Consolidated Financial Data" on page F-1 of the Registrant's 1999 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 2000 Proxy Statement, which information is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Reference is made to the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-2 through F-11 of the Registrant's 1999 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 2000 Proxy Statement, which information is hereby incorporated by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

   Reference is made to the information appearing under the caption "Quantitative and Qualitative Disclosures About Financial Market Risk" on pages F-10 through F-11 of the Registrant's 1999 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 2000 Proxy Statement, which information is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

   Reference is made to the following information appearing in the Registrant's 1999 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 2000 Proxy Statement, which information is hereby incorporated by reference:

             Description                                              Page(s)
             -----------                                            ------------
     Consolidated Financial Statements............................. F-12 to F-30
     Independent Auditors' Report..................................     F-31
     Selected Quarterly Financial Data (unaudited).................     F-32

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

   Not Applicable.

                                   PART III

   Certain information required by Part III is omitted from this report because the Registrant filed a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its annual meeting of shareholders to be held May 4, 2000, and the information included therein is incorporated herein by reference to the extent detailed below.

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of the Company

   The following sets forth certain information with respect to the executive officers of the Company, and their ages as of March 1, 2000:

          Name           Age                          Position
          ----           ---                          --------
James R. Carreker.......  53 Chairman and Chief Executive Officer
Beatriz V. Infante......  46 Co-President
Barry Wright............  50 Co-President
Deborah E. Barber.......  60 Senior Vice President, Human Resources and Corporate
                             Services
Carol E. Broadbent......  43 Senior Vice President, Corporate Communications
William H. Delevati.....  51 Senior Vice President, Information Technology and Chief
                             Information Officer
David D. Hare...........  46 Senior Vice President, Customer Services
Kevin T. Parker.........  40 Senior Vice President, Finance and Chief Financial and
                             Accounting Officer

   Executive officers serve at the election of the Board of Directors of the Company. There are no family relationships among any directors or executive officers of the Company.

   Mr. Carreker, a founder of the Company, has served as Chief Executive Officer and as a director of the Company since its inception in August 1985. Mr. Carreker also held the title of President of the Company from August 1985 through October 1995 and January 1999 through July 1999. He has served as Chairman of the Company's Board of Directors since October 1995.

   Ms. Infante has been employed by the Company since October 1998, and has served as an executive officer since that time. Ms. Infante currently holds the position of Co-President. She has previously served as Executive Vice President, Products. Prior to joining the Company, Ms. Infante served as Senior Vice President, Application Server Division, Vice President, Open Systems Division and Vice President, Digital Products Division at Oracle Corporation, from January 1994 to October 1998, and Director of Development at Taligent, Inc. from August 1992 to August 1993.

   Mr. Wright has been employed by the Company since June 1999, and has served as an executive officer since that time. Mr. Wright currently holds the position of Co-President. Prior to joining the Company, Mr. Wright held various positions with PeopleSoft Corporation, including Senior Vice President, North America Operations from December 1994 to May 1999.

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

   Ms. Broadbent has been employed by the Company since August 1999, and has served as an executive officer since that time. Ms. Broadbent currently holds the position of Senior Vice President, Corporate

Communications. From May 1991 to November 1994, Ms. Broadbent served as Vice President, Corporate Marketing at Bay Networks Corporation. Prior to joining Bay Networks Corporation, Ms. Broadbent served as Director of Marketing at privately-held GO Corporation.

   Mr. Delevati has been employed by the Company since July 1999, and has served as an executive officer since that time. Mr. Delevati currently holds the position of Senior Vice President, Information Technology and Chief Information Officer. Prior to joining the Company, Mr. Delevati served as Chief Information Officer at Quantum Corporation since November 1995. From March 1994 to November 1995, Mr. Delevati served as Senior Vice President of Information Technology and Chief Information Officer at Conner Peripherals. Mr. Delevati has also held senior IT management positions at Borland, Sun Microsystems, and Information Builders, Inc. Mr. Delevati is on the Board of Directors of Versant Corporation.

   Mr. Hare has been employed by the Company since June 1999, and has served as an executive officer since that time. Mr. Hare currently holds the position of Senior Vice President, Customer Services. Prior to joining the Company, Mr. Hare served as Chief Operating Officer, Global Support at Baan Corporation from March 1997 to June 1999. Prior to joining Baan Corporation, Mr. Hare held the title of Director of Worldwide Support at Auspex Corporation from September 1996 to March 1997. Prior to joining Auspex Corporation, Mr. Hare served as Director of Worldwide Technical Support at Amdahl Corporation.

   Mr. Parker has been employed by the Company since November 1999, and has served as an executive officer since that time. Mr. Parker currently holds the position of Senior Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Parker served as Senior Vice President, Finance and Administration at Fujitsu Computer Products of America from April 1996 to October 1999. Prior to joining Fujitsu Computer Products of America, Mr. Parker served as Division Controller at Standard Microsystems.

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

  (a)1. Financial Statements

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

  (b)Reports on Form 8-K

     Not Applicable.

                       ASPECT COMMUNICATIONS CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE
                                 (Item 14 (a))

                                                               Reference Page(s)
                                                               -----------------
                                                                    1999 Annual
                                                               Form  Report to
                                                               10-K Shareholders
                                                               ---- ------------
Selected Consolidated Financial Data.........................   --      F-1

Consolidated Balance Sheets as of December 31, 1999 and
 1998........................................................   --      F-12

Consolidated Statements of Operations for the years ended
 December 31, 1999, 1998 and 1997............................   --      F-13

Consolidated Statements of Shareholders' Equity for the years
 ended December 31, 1999, 1998 and 1997......................   --      F-14

Consolidated Statements of Cash Flows for the years ended
 December 31, 1999, 1998 and 1997............................   --      F-15

Notes to Consolidated Financial Statements...................   --  F-16 to F-30

Independent Auditors' Report.................................   --      F-31

Selected Quarterly Financial Data (unaudited)................   --      F-32

Consolidated Financial Statements Schedule for the years
 ended December 31, 1999, 1998 and 1997: II--Valuation and
 Qualifying Accounts and Reserves............................   12       --

   All other schedules have been omitted, since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                       ASPECT COMMUNICATIONS CORPORATION

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (in thousands)

                                       Beginning                        Ending
                                        Balance  Additions Deductions   Balance
                                       --------- --------- ----------   -------
1999
Allowance for doubtful accounts.......  $4,415    $6,722    $ 3,957(1)  $7,180
Warranty reserve......................  $3,347    $  935    $ 3,570(2)  $  712

1998
Allowance for doubtful accounts.......  $1,716    $3,081    $   382(1)  $4,415
Warranty reserve......................  $3,948    $5,083    $ 5,684(2)  $3,347

1997
Allowance for doubtful accounts.......  $1,202    $1,354    $   840(1)  $1,716
Warranty reserve......................  $3,778    $6,825    $ 6,655(2)  $3,948

--------
(1) Accounts written off.
(2) Warranty costs incurred.

                       ASPECT COMMUNICATIONS CORPORATION

                               INDEX TO EXHIBITS
                                 (Item 14 (a))

 Exhibit
 Number                                Description
 -------                               -----------
  3.1    Amended and Restated Articles of Incorporation of the Registrant. (3)

  3.2 Certificate of Determination of the Rights, Preferences and Privileges of the Series A Participating Preferred Stock, dated May 11, 1999. (6)

  3.3    Bylaws of the Registrant, as amended to date. (3)

  3.4 Certificate of Amendment to Registrant's Articles of Incorporation, dated September 24, 1999. (3)

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

  4.4    Preferred Shares Rights Agreement, dated May 11, 1999. (6)

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


 Exhibit
 Number                                Description
 -------                               -----------
  10.58  Severance Agreement between the Registrant and Dennis L. Haar, dated
         November 11, 1998. (3)

  10.59  Severance Agreement between the Registrant and Robert A. Blatt, dated
         March 25, 1999. (3)

  10.62  Severance Agreement between the Registrant and Kathleen M. Cruz, dated
         August 19, 1999.

  10.69  Employment Agreement between the Registrant and Eric J. Keller, dated
         May 15, 1999. (3)

  10.71 Form of Employment Agreement between the Registrant and certain executive officers of the Registrant. (7)

  10.72 Employment Agreement between the Registrant and Beatriz V. Infante, dated February 16, 2000.

  10.73  Promissory Note between the Registrant and Barry Wright, dated August
         9, 1999.

  10.74  Cash Bonus Agreement between the Registrant and Barry Wright, dated
         August 9, 1999.

  21.1   Subsidiaries of the Registrant--Jurisdiction of Incorporation.

  23.1   Independent Auditors' Consent and Report on Schedule.

  24.1   Power of Attorney (see page 15).

  27     Financial Data Schedule.

--------
(1) Incorporated by reference to exhibit 3.3 to the Registrant's Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-33994), which became effective on April 30, 1990.
(2) Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-3 filed on December 21, 1998.
(3) Incorporated by reference to identically numbered exhibits to the Registrant's previously filed Form 10-K's or Form 10-Q's.
(4) Incorporated by reference to the Registrant's Report on Form 8-K, dated October 19, 1995.
(5) Incorporated by reference to the Registrant's Report on Form 8-K, dated May 11, 1998.
(6) Incorporated by reference to the Registrant's Registration Statement on Form 8-A filed June 25, 1999.
(7) The following executive officers signed the above agreement:
  (a) James R. Carreker, Chairman and Chief Executive Officer, dated February 16, 2000.
  (b) Deborah E. Barber, Senior Vice President, Human Resources and Corporate Services, dated February 16, 2000.
  (c) Carol E. Broadbent, Senior Vice President, Corporate Communications, dated February 16, 2000.
  (d) William H. Delevati, Senior Vice President, Information Technology and Chief Technology Officer, dated February 16, 2000.
  (e) David D. Hare, Senior Vice President, Customer Services, dated February 16, 2000.
  (f) Kevin T. Parker, Senior Vice President, Finance and Chief Financial Officer, dated February 16, 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 28, 2000 on its behalf by the undersigned, thereunto duly authorized.

                                          Aspect Communications Corporation

                                                 /s/ James R. Carreker
                                          By __________________________________
                                                    James R. Carreker,
                                                       Chairman and
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally James R. Carreker and Kevin T. Parker, and each one of them, his or her attorneys in fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereunto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                           Title                    Date
             ---------                           -----                    ----

       /s/ James R. Carreker         Chairman and Chief Executive    March 28, 2000
____________________________________ Officer and Director
         (James R. Carreker)         (Principal Executive
                                     Officer)

        /s/ Kevin T. Parker          Senior Vice President,          March 28, 2000
____________________________________ Finance and Chief Financial
          (Kevin T. Parker)          Officer (Principal Financial
                                     and Accounting Officer)

      /s/ Norman A. Fogelsong        Director                        March 28, 2000
____________________________________
        (Norman A. Fogelsong)

          /s/ John W. Peth           Director                        March 28, 2000
____________________________________
            (John W. Peth)

                                     Director                        March 28, 2000
____________________________________
           (Debra J. Engel)