Form 10-Q
period 2000-03-31
ASPECT COMMUNICATIONS CORP
filed 2000-05-15
CIK 779390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2000

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Yes X No ___

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 51,316,077 at April 30, 2000.

ASPECT COMMUNICATIONS CORPORATION

ASPECT COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2000	December 31, 1999
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$74,847	$84,826
Short-term investments	158,157	167,840
Marketable equity securities	67,980	86,139
Accounts receivable, net	97,371	77,138
Inventories	15,160	16,636
Other current assets	24,536	17,475

Total current assets	438,051	450,054

Property and equipment, net	82,847	79,397
Intangible assets, net	158,928	98,711
Other assets	7,066	8,050

Total assets	$686,892	$636,212

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,486	$14,525
Accrued compensation and related benefits	25,839	25,866
Other accrued liabilities	41,103	59,437
Deferred revenue	48,697	36,964

Total current liabilities	136,125	136,792

Deferred taxes	15,005	5,114
Convertible subordinated debentures	165,539	163,107
Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par value: 2,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value: 100,000,000 shares authorized, shares outstanding: 51,173,137 and 49,462,303 at March 31, 2000 and December 31, 1999, respectively	209,319	155,277
Accumulated other comprehensive income	36,097	48,328
Retained earnings	124,807	127,594

Total shareholders' equity	370,223	331,199

Total liabilities and shareholders' equity	$686,892	$636,212

See Notes to Condensed Consolidated Financial Statements.

ASPECT COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data - unaudited)

	Three Months Ended March 31,
	2000	1999

Net revenues:
Product	$86,361	$51,196
Services	61,890	48,889

Total net revenues	148,251	100,085

Cost of revenues:
Cost of product revenues	29,724	17,740
Cost of services revenues	41,215	35,654

Total cost of revenues	70,939	53,394

Gross margin	77,312	46,691

Operating expenses:
Research and development	26,221	19,501
Selling, general and administrative	50,924	45,943
Purchased in-process technology	5,018	—

Total operating expenses	82,163	65,444

Loss from operations	(4,851)	(18,753)

Interest and other income	6,715	2,242
Interest expense	(2,596)	(2,461)

Loss before income taxes	(732)	(18,972)

Benefit (provision) for income taxes	(2,057)	5,692

Net loss	$(2,789)	$(13,280)

Basic loss per share	$(0.06)	$(0.27)

Weighted average shares outstanding	50,482	49,156

Diluted loss per share	$(0.06)	$(0.27)

Weighted average shares outstanding—assuming dilution	50,482	49,156

See Notes to Condensed Consolidated Financial Statements.

ASPECT COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands—unaudited)

	Three Months Ended March 31,
	2000	1999

Cash flows from operating activities:
Net loss	$(2,789)	$(13,280)
Reconciliation of net loss to cash provided by operating activities:
Depreciation	4,692	5,144
Amortization of intangible assets	6,352	5,134
Purchased in-process technology	5,018	—
Noncash interest expense on debentures	2,432	2,292
Deferred taxes	(17,869)	(1,666)
Changes in assets and liabilities; net of effects from company acquired in 2000:
Accounts receivable	(21,236)	34,187
Inventories	1,404	(3,603)
Other current assets and other assets	27,254	(7,974)
Accounts payable	5,962	(3,307)
Accrued compensation and related benefits	(807)	(3,519)
Other accrued liabilities	(13,051)	1,287
Deferred revenue	11,574	9,088

Cash provided by operating activities	8,936	23,783
Cash flows from investing activities:
Short-term investment purchases	(66,278)	(35,110)
Short-term investment sales and maturities	76,961	29,718
Property and equipment purchases	(7,907)	(5,084)
Purchase of company, net of cash acquired	(44,942)	—

Cash used in investing activities	(42,166)	(10,476)
Cash flows from financing activities:
Other common stock transactions—net	24,530	3,530
Repurchase of common stock	—	(9,751)
Payments on notes payable	(1,676)	(1,401)

Cash provided by (used in) financing activities	22,854	(7,622)
Effect of exchange rate changes on cash and cash equivalents	397	1,548

Increase (decrease) in cash and cash equivalents	(9,979)	7,233
Cash and cash equivalents:
Beginning of year	84,826	67,071

End of year	$74,847	$74,304

Noncash investing and financing activities:
Stock options issued in connection with the acquisition of PakNetX Corporation	$10,422	—

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Basis of Presentation

The consolidated financial statements include the accounts of Aspect Communications Corporation (Aspect or the Company) and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1999 "Annual Financial Report to Shareholders" attached as an appendix to the Proxy Statement for the 2000 Annual Meeting of Shareholders.

Business Combinations

On February 18, 2000, the Company acquired privately held PakNetX Corporation (PakNetX), an eBusiness software provider based in Salem, New Hampshire. The transaction will enable Aspect to integrate multimedia-over-IP technology into its flagship customer relationship portal software and strengthen the Company's eCRM market position. The transaction was accounted for as a purchase and resulted in a one-time charge of approximately $5 million related to in-process technology in the quarter ended March 31, 2000. The Company paid approximately $45 million in cash for all of the outstanding common and preferred shares and warrants of PakNetX. The Company is also obligated to make up to $10 million in future payments contingent on the achievement of certain milestones. Such payments will be capitalized as part of the purchase price when the milestones are attained. In addition, Aspect assumed the existing PakNetX stock option plan and converted PakNetX stock options into options to purchase approximately 160,000 shares of Aspect Common Stock with a fair value of approximately $10 million, plus transaction costs of approximately $2 million. The historical operations of PakNetX are not material to the financial position or results of operations of the Company.

The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including purchased in-process technology) is summarized as follows (in thousands):

				Amortization period (years)
Total purchase price:		Purchase price allocation:
Total cash consideration	$44,948	Tangible assets	$301
Value of options assumed	10,422	Intangible assets:
Transaction costs	1,850	Developed and core technology	41,466	7
		Assembled workforce	567	4
		Testing tools	518	4
		Goodwill	24,018	7
		In-process technology	5,018	Expensed
		Tangible liabilities	(1,790)
		Deferred tax liabilities	(12,878)

	$57,220		$57,220

As noted above, Aspect recorded a one-time charge of $5 million in the first quarter of 2000 for purchased in-process technology that had not reached technological feasibility and had no alternative future use. The purchased in-process technology related to the development of Version 4.0 of PakNetX's integrated contact center solution that had not reached technological feasibility and for which the successful development was therefore uncertain. Management expects that this product will be completed and will become available for sale in fiscal 2000. Aspect will begin to benefit from the acquired research and development related to this product upon shipment. Failure to reach successful completion of this project could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Significant assumptions used to determine the value of in-process technology included: (i) projected net cash flows that were expected to result from the development effort; (ii) an estimate of percentage complete for the project; and (iii) a discount rate of approximately 25%. As of March 31, 2000, technological feasibility had not been reached and no significant departures from the assumptions included in the valuation analysis have occurred.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	March 31, 2000	December 31, 1999
Raw materials	$9,617	$9,816
Work in progress	2,955	3,529
Finished goods	2,588	3,291

Total	$15,160	$16,636

Comprehensive Income (Loss)

Comprehensive loss is calculated as follows (in thousands):

	March 31, 2000	March 31, 1999
Net loss	$(2,789)	$(13,280)
Unrealized loss on investments, net	(11,765)	(347)
Accumulated translation adjustments, net	(466)	(811)

Total comprehensive loss	$(15,020)	$(14,438)

Accumulated other comprehensive income (loss) is comprised of (in thousands):

Accumulated unrealized gains on available-for-sale securities, net	$38,799	$47
Accumulated translation adjustments, net	(2,702)	(1,625)

Accumulated other comprehensive income (loss)	$36,097	$(1,578)

Interest and Other Income

Interest and other income of $6.7 million in the first quarter of 2000 included a gain of approximately $3.7 million on the sale of appreciated marketable equity securities.

Contingencies

The Company is from time to time involved in litigation or claims that arise in the normal course of business. The Company does not expect that any current litigation or claims will have a material adverse effect on the Company's business, operating results, or financial condition.

Per Share Information

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share further includes the dilutive impact of stock options. Basic and diluted loss per share for the three months ended March 31 are calculated as follows (in thousands, except per share data):

	March 31, 2000	March 31, 1999
Net loss	$(2,789)	$(13,280)
Weighted average shares outstanding	50,482	49,156
Basic and Diluted loss per share	$(0.06)	$(0.27)

At March 31, 2000 and 1999, the Company had 10.6 million and 12.0 million common stock options outstanding, respectively, which could potentially dilute basic earnings per share in the future. These options were excluded from the computation of diluted earnings per share because inclusion of these shares would have had an anti-dilutive effect, as the Company had a net loss for these periods. Additionally, as of March 31, 2000 and 1999, there were 4.3 million shares of common stock issuable upon conversion of debentures. The weighted average of these shares were not included in the calculation of diluted earnings per share for the three months ended March 31, 2000 and 1999, because this inclusion would have been anti-dilutive.

New Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that all derivatives be carried at fair value and provides for hedging accounting when certain conditions are met. This statement, issued in June 1998, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements," which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its revenue recognition policy complies with the provisions of SAB No. 101.

Item 2.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis in the Company's 1999 Annual Financial Report to Shareholders.

Background and Acquisitions

On February 18, 2000, the Company acquired privately held PakNetX Corporation (PakNetX), an eBusiness software provider based in Salem, New Hampshire. The transaction will enable Aspect to integrate multimedia-over-IP technology into its flagship customer relationship portal software and strengthen the Company's eCRM market position. The transaction was accounted for as a purchase and resulted in a one-time charge of approximately $5 million related to in-process technology in the quarter ended March 31, 2000. The Company paid approximately $45 million in cash for all of the outstanding common and preferred shares and warrants of PakNetX. The Company is also obligated to make up to $10 million in future payments contingent on the achievement of certain milestones. Such payments will be capitalized as part of the purchase price when the milestones are attained. In addition, Aspect assumed the existing PakNetX stock option plan and converted PakNetX stock options into options to purchase approximately 160,000 shares of Aspect Common Stock with a fair value of approximately $10 million, plus transaction costs of approximately $2 million. The historical operations of PakNetX are not material to the financial position or results of operations of the Company.

The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including purchased in-process technology) is summarized as follows (in thousands):

				Amortization period (years)
Total purchase price:		Purchase price allocation:
Total cash consideration	$44,948	Tangible assets	$301
Value of options assumed	10,422	Intangible assets:
Transaction costs	1,850	Developed and core technology	41,466	7
		Assembled workforce	567	4
		Testing tools	518	4
		Goodwill	24,018	7
		In-process technology	5,018	Expensed
		Tangible liabilities	(1,790)
		Deferred tax liabilities	(12,878)

	$57,220		$57,220

As noted above, Aspect recorded a one-time charge of $5 million in the first quarter of 2000 for purchased in-process technology that had not reached technological feasibility and had no alternative future use. The purchased in-process technology related to the development of Version 4.0 of PakNetX's integrated contact center solution that had not reached technological feasibility and for which the successful development was therefore uncertain. Management expects that this product will be completed and will become available for sale in fiscal 2000. Aspect will begin to benefit from the acquired research and development related to this product upon shipment. Failure to reach successful completion of this project could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Significant assumptions used to determine the value of in-process technology included: (i) projected net cash flows that were expected to result from the development effort; (ii) an estimate of percentage complete for the project; and (iii) a discount rate of approximately 25%. As of March 31, 2000, technological feasibility had not been reached and no significant departures from the assumptions included in the valuation analysis have occurred.

In September 1999, the Company changed its name from Aspect Telecommunications Corporation to Aspect Communications Corporation to reflect the transformation of its business from a telecommunications equipment supplier to a provider of customer relationship portals.

Except for historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Business Environment and Risk Factors" discussed in the Company's 1999 Annual Financial Report to Shareholders for the fiscal year ended December 31, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

Results of Operations

During 1999, we initiated a transformation of our business from a telecommunications equipment supplier to a provider of customer relationship portals. The primary motive for the transformation was that forecasts for the traditional market for voice applications and equipment indicated that we could no longer sustain our historical growth rates in that market alone. We needed to define and execute a market strategy that would fuel our next stage of growth. This transformation included repackaging and repricing our products and services, development and launch of new software-based products and services, transforming our internal processes and systems so that we could operate within a software-centric business model, establishing key systems integration and technology partnerships, changes in our senior management team, and retention of key employees.

Net revenues for the first quarter of 2000 increased 48% to $148.3 million from $100.1 million for the first quarter of 1999. International net revenues, as a percentage of total net revenues over the periods presented, were 33% in the first quarter of 2000, compared with 32% in the first quarter of 1999.

Product revenues for the first quarter of 2000 increased 69% to $86.4 million from $51.2 million for the first quarter of 1999. The increase relates primarily to the business model transformation previously described. Changes in average selling prices for our products across the periods presented are not meaningful due to the change in our business model.

Services revenues for the first quarter of 2000 increased 27% to $61.9 million from $48.9 million in the first quarter of 1999. Growth in services revenues resulted primarily from increases in maintenance revenues as a result of the growth in our installed base. Services revenues include fees for providing contractually agreed-upon system service and maintenance (which typically commence twelve months from delivery and, accordingly, are primarily affected by growth in the installed base); installation of products; systems integration revenues; and other support services.

Gross margin on product revenues was 66% in the first quarter of 2000, and 65% in the first quarter of 1999. The increase in product margins primarily reflects the decreased proportional impact of fixed costs during the first quarter of 2000 over the first quarter of 1999 when compared with product revenues. On a forward-looking basis, the Company expects that the following factors, among others, could have a material impact on product gross margins: the shift in the Company's business focus to becoming a provider of customer relationship solutions; the market acceptance of these solutions; variations in the mix and volume of products sold; the channels of distribution; the portion of systems revenues related to customers purchasing multiple systems; the mix and level of third-party product included as part of systems integration projects; the results of recently acquired subsidiaries; and cross-licensing or royalty arrangements with third parties.

Gross margin on services revenues was 33% in the first quarter of 2000, and 27% in the first quarter of 1999. The increase in services margins reflects services revenues growing while the costs associated with providing the related services; in particular, costs associated with consulting and systems integration services, are stabilizing. On a forward-working basis, we anticipate that service margins will fluctuate from period to period due to fluctuations in services revenues (since many of the costs of providing services do not vary proportionately with related revenues) and ongoing efforts to expand services infrastructure.

Research and development (R&D) expenses in the first quarter of 2000 (excluding the one-time in-process technology charge) increased 34% to $26.2 million from $19.5 million in the first quarter of 1999. R&D expenditures reflect our ongoing efforts to remain competitive through both new product development and expanded capabilities for existing products. The increases across the periods presented primarily reflect increased staffing, associated transformation and infrastructure costs, and the impact of amortization costs associated with purchased, developed, and core technology intangible assets. As a percentage of net revenues, R&D expenses were 18% in the first quarter of 2000 and 19% in the first quarter of 1999. Excluding amortization of intangible assets, R&D expenses were $24.4 million in the first quarter of 2000, and $18.4 million in the first quarter of 1999. We continue to believe that significant investment in R&D is required to remain competitive, and anticipate, on a forward-looking basis, that such expenses in 2000 will increase in absolute dollars, although such expenses as a percentage of net revenues may fluctuate between periods.

Selling, general and administrative (SG&A) expenses in the first quarter of 2000 increased 11% to $50.9 million from $45.9 million in the first quarter of 1999. The increases primarily resulted from additional amortization expenses related to the purchase of intangible assets as a result of the acquisition of PakNetX, increased staffing, and other costs related to the expansion of our business. SG&A expenses as a percentage of net revenues were 34% in the first quarter of 2000 and 46% in the first quarter of 1999. Excluding amortization of intangible assets, SG&A expenses were $47.6 million in the first quarter of 2000 and $43.1 million in the first quarter of 1999. We anticipate, on a forward-looking basis, that SG&A expenses will continue to increase in absolute dollars for 2000, when compared with 1999, although such expenses as a percentage of net revenues may fluctuate between periods.

Purchased in-process technology represents non-recurring charges of $5 million in the first quarter of 2000, or $0.10 per diluted share, related to the acquisition of PakNetX.

Net interest and other income and expense were a net income of $4.1 million in the first quarter of 2000, compared to $219 thousand of net interest expense in the first quarter of 1999. The increase resulted primarily from a gain of approximately $3.7 million on the sale of appreciated marketable equity securities, offset by interest expense associated with the issuance of $150 million of convertible subordinated debentures in August 1998.

The Company's effective tax rate, excluding the effect of purchased in-process technology related to the acquisition of PakNetX, was a provision of 48% for the first three months of 2000 compared with a benefit of 30% for the same period of 1999. The tax rate exceeds the statutory rate primarily due to nondeductible goodwill amortization as a result of current and prior period acquisitions.

Liquidity and Capital Resources

At March 31, 2000, the principal source of liquidity consisted of cash, cash equivalents, short-term investments, and marketable equity securities totaling $301.0 million, which represented 44% of total assets. The primary sources of cash during the first quarter of 2000 were $8.9 million from operating activities, net short-term sales of short-term investments of $10.7 million, and proceeds from the issuance of common stock under various stock plans of $24.5 million. The primary uses of cash during the first quarter of 2000 were $44.9 million cash paid to acquire PakNetX, and $7.9 million for the purchase of property and equipment, primarily the purchase of computer software and hardware. We currently anticipate higher spending levels for property and equipment throughout 2000, primarily related to expansion of our facilities.

As of March 31, 2000, the fair market value of our marketable equity securities was $68 million. These securities are available for sale at Aspect's discretion and are subject to market prices, which have historically fluctuated significantly. At March 31, 2000, outstanding borrowings totaled $166 million.

On a forward-looking basis, cash, cash equivalents, short-term investments, marketable equity securities, and anticipated cash flow from operations will be sufficient to meet presently anticipated cash requirements during at least the next twelve months.

Year 2000 and Proximate Dates

The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Readiness Disclosure Act.

Many computer systems were expected to experience problems handling dates around the year 2000 (Y2K). We expect that most Y2K-related problems would have become evident by the first quarter of 2000. We have experienced minor isolated disruptions to date that were quickly and easily remedied. Therefore, we believe that our mitigation activities outlined in prior public disclosures were successful in limiting problems around January 1, 2000 and February 29, 2000. Some exposure continues to exist as follows:

  Within our supply chain if disruptions occur at suppliers that we are not aware of and affect their ability to supply us products as needed; and,

  With our customers if disruptions occur that affect their buying patterns.

On a forward-looking basis, based upon the success of our efforts to mitigate problems to date, we believe that actions taken to date are sufficient to mitigate likely disruptions, and, therefore, we are not actively pursuing any significant additional Y2K remediation efforts other than those required to address specific known or potential issues.

The total costs of our Y2K compliance efforts are estimated to be approximately $10 million, substantially all of which has been spent to date. Y2K costs included consultant fees, internal hardware and software upgrade or replacement costs, and internal resources dedicated to identifiable Y2K efforts. Some of these costs represent the acceleration of costs that would have been incurred in the normal course of business in different periods.

Item 3.	Quantitative and Qualitative Disclosures About Financial Market Risk

Reference is made to the information appearing under the caption "Quantitative and Qualitative Disclosures About Financial Market Risk" of the Registrant's 1999 Annual Financial Report to Shareholders which information is hereby incorporated by reference. There were no material changes in the Company's exposure to financial market risk during the three months ended March 31, 2000.

Part II: Other Information

Item 6.	Exhibits and Reports on Form 8-K

A.    Exhibits

Exhibit 10.75	Employment Agreement between the Registrant and Gary L. Smith, Chief Operating Officer, dated February 16, 2000.

Exhibit 10.76	Termination agreement between the Registrant and William H. Delevati, dated April 3, 2000.

Exhibit 10.77	Termination agreement between the Registrant and Barry Wright, dated April 4, 2000.

Exhibit 10.78	Employment Agreement between the Registrant and James R. Carreker, Chairman, dated April 25, 2000.

Exhibit 10.79	Employment Agreement between the Registrant and Beatriz V. Infante, President and Chief Executive Officer, dated April 26, 2000.

Exhibit 27	Financial Data Schedule

B.    Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aspect Communications Corporation
(Registrant)

Date: May 15, 2000	By	/s/ Kevin T. Parker

Kevin T. Parker
Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)