Form 10-Q
period 2000-06-30
ASPECT COMMUNICATIONS CORP
filed 2000-08-14
CIK 779390

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

     x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.

                 For the quarterly period ended June 30, 2000

                                      or

    o Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.

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

                                Yes X No ___

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 51,723,147 at July 31, 2000.

                       ASPECT COMMUNICATIONS CORPORATION

                                     INDEX

                                Description                                                      Page Number
                                -----------                                                      -----------
Cover Page                                                                                               1

Index                                                                                                    2

Part I: Financial Information

     Item 1: Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 2000
                 and December 31, 1999                                                                   3
               Condensed Consolidated Statements of Operations for the
                 Three and Six Month Periods Ended June 30, 2000 and 1999                                4
               Condensed Consolidated Statements of Cash Flows for the
                 Six Month Periods Ended June 30, 2000, and 1999                                         5
               Notes to Condensed Consolidated Financial Statements                                      6

     Item 2: Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                       9

     Item 3: Qualitative and Quantitative Disclosures About Financial
               Market Risk                                                                              16

     Item 4: Submission of Matters to a Vote of Security Holders                                        17


Part II: Other Information

     Item 6: Exhibits and Reports on Form 8-K                                                           17

Signature                                                                                               18

                       ASPECT COMMUNICATIONS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                      June 30,     December 31,
                                                        2000           1999
                                                     ----------    -----------
                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                           $ 80,277      $ 84,826
  Short-term investments                               149,189       167,840
  Marketable equity securities                          59,774        86,139
  Accounts receivable, net                              97,640        77,138
  Inventories                                           20,032        16,636
  Other current assets                                  29,108        17,475
                                                     ---------     ---------

    Total current assets                               436,020       450,054

  Property and equipment, net                           92,474        79,397
  Intangible assets, net                               151,527        98,711
  Other assets                                          16,864         8,050
                                                     ---------     ---------

    Total assets                                      $696,885      $636,212
                                                     ---------     ---------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 31,920      $ 14,525
  Accrued compensation and related benefits             26,732        25,866
  Other accrued liabilities                             39,220        59,437
  Deferred revenue                                      47,895        36,964
                                                     ---------     ---------

    Total current liabilities                          145,767       136,792

Deferred taxes                                          12,185         5,114
Convertible subordinated debentures                    168,001       163,107
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value: 2,000,000 shares
  authorized, none outstanding                             --            --
  Common stock, $.01 par value: 100,000,000 shares
  authorized, shares outstanding:
  51,673,160 and 49,462,303 at June 30, 2000 and
  December 31, 1999, respectively                      219,026       155,277
  Accumulated other comprehensive income                31,726        48,328
  Retained earnings                                    120,180       127,594
                                                     ---------     ---------

    Total shareholders' equity                         370,932       331,199
                                                     ---------     ---------

    Total liabilities and shareholders' equity        $696,885      $636,212
                                                     ---------     ---------


See Notes to Condensed Consolidated Financial Statements.

                       ASPECT COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share data - unaudited)

                                            Three Months Ended June 30,           Six Months Ended June 30,
                                            ---------------------------           -------------------------
                                                2000             1999                2000            1999
                                            ----------        ---------           ----------      ---------
Net revenues:
   Product                                   $  73,580        $  64,566           $ 159,941       $ 115,762
   Services                                     64,821           47,620             126,711          96,509
                                            ----------        ---------          ----------      ----------

         Total net revenues                    138,401          112,186             286,652         212,271
                                            ----------        ---------          ----------      ----------
Cost of revenues:
   Cost of product revenues                     27,282           22,044              57,006          39,784
   Cost of services revenues                    40,358           36,498              81,573          72,151
                                            ----------        ---------          ----------      ----------
         Total cost of revenues                 67,640           58,542             138,579         111,935
                                            ----------        ---------          ----------      ----------

Gross margin                                    70,761           53,644             148,073         100,336

Operating expenses:
   Research and development                     26,604           21,916              52,825          41,417
   Selling, general and administrative          56,011           49,186             106,935          95,129
   Purchased in-process technology                --               --                 5,018            --
                                            ----------        ---------          ----------      ----------
         Total operating expenses               82,615           71,102             164,778         136,546
                                            ----------        ---------          ----------      ----------

Loss from operations                           (11,854)         (17,458)            (16,705)        (36,210)

Interest and other income                        8,221            2,142              14,936           4,385
Interest expense                                (2,408)          (2,497)             (5,004)         (4,959)
                                            ----------        ---------          ----------      ----------

Loss before income taxes                        (6,041)         (17,813)             (6,773)        (36,784)

Benefit (provision) for income taxes             1,414            5,343                (643)         11,035
                                            ----------        ---------          ----------      ----------

Net loss                                     $  (4,627)       $ (12,470)          $  (7,416)      $ (25,749)
                                            ----------        ---------          ----------      ----------


Basic and diluted loss per share             $   (0.09)       $   (0.26)          $   (0.15)      $   (0.53)

Weighted average shares outstanding             51,413           47,634              50,977          48,395


See Notes to Condensed Consolidated Financial Statements.

                       ASPECT COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands--unaudited)

                                                                 Six Months Ended June 30,
                                                              ------------------------------
                                                                  2000               1999
                                                              ------------------------------
Cash flows from operating activities:
  Net loss                                                      $  (7,416)        $ (25,749)
  Reconciliation of net loss to cash provided by
  operating activities:
   Depreciation                                                    16,451            10,556
   Amortization of intangible assets                               13,766            10,256
   Purchased in-process technology                                  5,018                --
   Noncash interest expense on debentures                           4,894             4,613
   Deferred taxes                                                 (22,987)           (3,099)
   Changes in assets and liabilities; net of effects
   from company acquired in 2000:
     Accounts receivable                                          (22,299)           38,192
     Inventories                                                   (3,545)             (330)
     Other current assets and other assets                         18,799            (8,120)
     Accounts payable                                              17,026             1,518
     Accrued compensation and related benefits                        324             2,021
     Other accrued liabilities                                    (10,047)           (2,463)
     Deferred revenue                                              11,482            11,066
                                                              ------------      ------------

        Cash provided by operating activities                      21,466            38,461

Cash flows from investing activities:
  Short-term investment purchases                                (195,428)          (56,542)
  Short-term investment sales and maturities                      214,633            52,583
  Property and equipment purchases                                (30,624)          (12,305)
  Purchase of company, net of cash acquired                       (44,942)               --
                                                              ------------      ------------

        Cash used in investing activities                         (56,361)          (16,264)

Cash flows from financing activities:
  Other common stock transactions--net                             30,158             4,444
  Repurchase of common stock                                           --           (21,709)
  Payments on notes payable                                        (1,676)           (1,574)
                                                              ------------      ------------

        Cash provided by (used in) financing activities            28,482           (18,839)

Effect of exchange rate changes on cash and cash equivalents        1,864               580
                                                              -------------     ------------
Increase (decrease) in cash and cash equivalents                   (4,549)            3,938
Cash and cash equivalents:
  Beginning of period                                              84,826            67,071
                                                              ------------      ------------

  End of period                                                 $  80,277         $  71,009
                                                              ------------      ------------
Noncash investing and financing activities:
  Stock options issued in connection with the acquisition of
  PakNetX Corporation                                           $  10,422                --


See Notes to Condensed Consolidated Financial Statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED

Basis of Presentation

The consolidated financial statements include the accounts of Aspect Communications Corporation (Aspect or the Company) and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1999 "Annual Financial Report to Shareholders" attached as an appendix to the Proxy Statement for the 2000 Annual Meeting of Shareholders.

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

The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including purchased in-process technology) is summarized as follows (in thousands):

                                                                                                                Amortization
                                                                                                                   period
Total purchase price:                               Purchase price allocation:                                     (years)
     Total cash consideration            $44,948    Tangible assets                                   $301
     Value of options assumed             10,422    Intangible assets:
     Transaction costs                     1,850         Developed and core technology              41,466           7
                                                         Assembled workforce                           567           4
                                                         Testing tools                                 518           4
                                                         Goodwill                                   24,018           7
                                                    In-process technology                            5,018       Expensed
                                                    Tangible liabilities                            (1,790)
                                                    Deferred tax liabilities                       (12,878)
                                         -------                                                   -------
                                         $57,220                                                   $57,220
                                         -------                                                   -------

As noted above, Aspect recorded a one-time charge of $5 million in the first quarter of 2000 for purchased in-process technology that had not reached technological feasibility and had no alternative future use. The purchased in-process technology related to the development of Version 4.0 of PakNetX's integrated contact center solution that had not reached technological feasibility and for which the successful development was therefore uncertain. Management expects that this product will be completed and will become available for sale in fiscal 2000 after integration into Aspect's product line. Aspect will begin to benefit from the acquired research and development related to this product upon shipment. Failure to reach successful completion of this project could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Significant assumptions used to determine the value of in-process technology included: (i) projected net cash flows that were expected to result from the development effort; (ii) an estimate of percentage complete for the project; and
(iii) a discount rate of approximately 25%. As of June 30, 2000, technological feasibility had not been reached and no significant departures from the assumptions included in the valuation analysis have occurred.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

                                         June 30,        December 31,
                                           2000             1999
                                       ------------      ------------
Raw materials                            $13,034            $9,816
Work in progress                           3,364             3,529
Finished goods                             3,634             3,291
                                         -------           -------
        Total                            $20,032           $16,636
                                         -------           -------

Comprehensive Income (Loss)

Comprehensive loss is calculated as follows (in thousands):

                                                          Three Months Ended June 30,      Six Months Ended June 30,
                                                             2000             1999            2000            1999
                                                             ----             ----            ----            ----

Net loss                                                  $ (4,627)        $(12,470)       $  (7,416)         $(25,749)
Unrealized gain (loss) on investments, net                  (4,590)             459          (16,355)              112
Accumulated translation adjustments, net                       219             (217)            (247)           (1,028)
                                                          --------         --------        ---------          --------
        Total comprehensive loss                          $ (8,998)        $(12,228)       $ (24,018)         $(26,665)
                                                          --------         --------        ---------          --------

Interest and Other Income

Interest and other income of $8.2 million in the second quarter of 2000 included a pre-tax gain of approximately $5.7 million on the sale of appreciated marketable equity securities. Interest and other income of $14.9 million for the first six months of 2000 included a pre-tax gain of approximately $9.4 million on the sale of appreciated marketable equity securities.


Contingencies

The Company is from time to time involved in litigation or claims that arise in the normal course of business. The Company does not expect that any current litigation or claims will have a material adverse effect on the Company's business, operating results, or financial condition.

Per Share Information

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share further includes the dilutive impact of stock options. Basic and diluted loss per share for the three and six months ended June 30 are calculated as follows (in thousands, except per share data):

                                                          Three Months Ended June 30,      Six Months Ended June 30,
                                                             2000             1999            2000            1999
                                                             ----             ----            ----            ----

Net loss                                                  $(4,627)          $(12,470)      $(7,416)          $(25,749)
Weighted average shares outstanding                        51,413             47,634        50,977             48,395
Basic and diluted loss per share                           $(0.09)            $(0.26)       $(0.15)            $(0.53)

At June 30, 2000 and 1999, the Company had 10.5 million and 11.9 million common stock options outstanding, respectively, which could potentially dilute basic earnings per share in the future. These options were excluded from the computation of diluted earnings per share because inclusion of these shares would have had an anti-dilutive effect, as the Company had a net loss for these periods. Additionally, as of June 30, 2000 and 1999, there were 4.3 million shares of common stock issuable upon conversion of debentures. The weighted average of these shares were not included in the calculation of diluted earnings per share for any of the periods presented, because this inclusion would have been anti-dilutive.

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

Subsequent Event

In July 2000, the Company paid $5 million in milestone payments related to the February 2000 PakNetX acquisition. This amount will be included in goodwill and will be amortized over the remaining life of the intangible asset. The Company anticipates making an additional $5 million milestone payment by the end of 2000.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis in the Company's 1999 Annual Financial Report to Shareholders attached as an appendix to Aspect's 2000 Proxy Statement.

Except for historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific factors that may cause actual results to differ include: the significant percentage of Aspect's quarterly sales consummated in the last few days of the quarter making financial predictions especially difficult and raising a substantial risk of variance in actual results, as well as other risks that are discussed under the caption "Business Environment and Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including purchased in-process technology) is summarized as follows (in thousands):


                                                                                                            Amortization period
Total purchase price:                               Purchase price allocation:                                   (years)
     Total cash consideration       $44,948          Tangible assets                           $    301
     Value of options assumed        10,422          Intangible assets:
     Transaction costs                1,850             Developed and core technology            41,466             7
                                                        Assembled workforce                         567             4
                                                        Testing tools                               518             4
                                                        Goodwill                                 24,018             7
                                                    In-process technology                         5,018         Expensed
                                                    Tangible liabilities                         (1,790)
                                                    Deferred tax liabilities                    (12,878)
                                    -------                                                    --------
                                    $57,220                                                    $ 57,220
                                    -------                                                    --------

As noted above, Aspect recorded a one-time charge of $5 million in the first quarter of 2000 for purchased in-process technology that had not reached technological feasibility and had no alternative future use. The purchased in-process technology related to the development of Version 4.0 of PakNetX's integrated contact center solution that had not reached technological feasibility and for which the successful development was therefore uncertain. Management expects that this product will be completed and will become available for sale in fiscal 2000 after integration into Aspect's product line. Aspect will begin to benefit from the acquired research and development related to this product upon shipment. Failure to reach successful completion of this project could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Significant assumptions used to determine the value of in-process technology included: (i) projected net cash flows that were expected to result from the development effort; (ii) an estimate of percentage complete for the project; and
(iii) a discount rate of approximately

25%. As of June 30, 2000, technological feasibility had not been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

In July 2000, the Company paid $5 million in milestone payments related to the February 2000 PakNetX acquisition. This amount will be included in goodwill and will be amortized over the remaining life of the intangible asset. The Company anticipates making an additional $5 million milestone payment by the end of 2000.

Results of Operations

During 1999, we initiated a transformation of our business from a telecommunications equipment supplier to a provider of customer relationship portals and associated software applications. The primary motive for the transformation was that forecasts for the traditional market for voice applications and equipment indicated that we could no longer sustain our historical growth rates in that market alone. We needed to define and execute a market strategy that would fuel our next stage of growth. This transformation included repackaging and repricing our products and services, development and launch of new software-based products and services, transforming our internal processes and systems so that we could operate within a software-centric business model, establishing key systems integration and technology partnerships, changes in our senior management team, and retention of key employees.

In September 1999, the Company changed its name from Aspect Telecommunications Corporation to Aspect Communications Corporation to reflect the transformation of its business from a telecommunications equipment supplier to a provider of customer relationship portals and associated software applications.

Net revenues for the second quarter of 2000 increased 23% to $138.4 million from $112.2 million for the second quarter of 1999. Net revenues for the first six months of 2000 increased 35% to $286.7 million from $212.3 million for the first six months of 1999. International net revenues, as a percentage of total net revenues over the periods presented, continued to be approximately 33% in the second quarter and in the first six months of 2000.

Product revenues for the second quarter of 2000 increased 14% to $73.6 million from $64.6 million for the second quarter of 1999. Product revenues for the first six months of 2000 increased 38% to $159.9 million from $115.8 million for the first six months of 1999. The increases across the periods presented relates primarily to the business model transformation previously described. Changes in average selling prices for our products across the periods presented are not meaningful due to the change in our business model.

Gross margin on product revenues was 63% in the second quarter of 2000, and 66% in the second quarter of 1999. Gross margin on product revenues was 64% in the first six months of 2000, and 66% in the first six months of 1999. The decrease in product margins across the periods presented primarily reflects the change in product mix and the repricing and repackaging of Aspect's traditional product offerings. On a forward-looking basis, we anticipate that product margins will fluctuate from period to period due to fluctuations in mix of product revenues.

Services revenues for the second quarter of 2000 increased 36% to $64.8 million from $47.6 million in the second quarter of 1999. Services revenues for the first six months of 2000 increased 31% to $126.7 million from $96.5 million for the first six months of 1999. Growth in services revenues resulted primarily from increases in maintenance revenues as a result of the growth in our installed base during Q1 and Q2 2000. Services revenues include fees for providing contractually agreed-upon system service, installation of products, systems integration revenues, and other support services.

Gross margin on services revenues was 38% in the second quarter of 2000, and 23% in the second quarter of 1999. Gross margin on services revenues was 36% in the first six months of 2000, and 25% in the first six months of 1999. The increase in services margins reflects services revenues growing while the costs associated with providing the related services, in particular, costs associated with consulting and systems integration services, are stabilizing. On a forward-looking basis, we anticipate that services margins will fluctuate from period to period due to fluctuations in services revenues (since many of the costs of providing services do not vary proportionately with related revenues) and ongoing efforts to expand services infrastructure.

Research and development (R&D) expenses in the second quarter of 2000 increased 21% to $26.6 million from $21.9 million in the second quarter of 1999. R&D expenses in the first six months of 2000 (excluding the one-time in-process technology charge) increased 28% to $52.8 million from $41.4 million in the first six months of 1999. R&D expenditures reflect our ongoing efforts to remain competitive through both new product development and expanded capabilities for existing products. The increases across the periods presented primarily reflect increased staffing, associated transformation and infrastructure costs, and the impact of amortization costs associated with purchased, developed, and core technology intangible assets. As a percentage of net revenues, R&D expenses were 19% and 20% in the second quarter of 2000 and 1999, respectively. As a percentage of net revenues, R&D expenses were 18% and 20% for the first six months of 2000 and 1999, respectively. Excluding amortization of intangible assets, R&D expenses were $24.1 million in the second quarter of 2000, and $20.9 million in the second quarter of 1999. Excluding amortization of intangible assets, R&D expenses were $48.5 million in the first six months of 2000, and $39.3 million in the first six months of 1999. We continue to believe that a significant investment in R&D is required to remain competitive, and anticipate, on a forward-looking basis, that such expenses in 2000 will increase in absolute dollars, although such expenses as a percentage of net revenues may fluctuate between periods.

Selling, general and administrative (SG&A) expenses in the second quarter of 2000 increased 14% to $56.0 million from $49.2 million in the second quarter of 1999. SG&A expenses in the first six months of 2000 increased 12% to $106.9 million from $95.1 million in the first six months of 1999. The increases primarily resulted from additional amortization expenses related to the purchase of intangible assets as a result of the acquisition of PakNetX, increased staffing, and other costs related to the expansion of our business. SG&A expenses as a percentage of net revenues were 40% in the second quarter of 2000 and 44% in the second quarter of 1999. SG&A expenses as a percentage of net revenues were 37% in the first six months of 2000 and 45% in the first six months of 1999. Excluding amortization of intangible assets, SG&A expenses were $52.3 million in the second quarter of 2000 and $46.3 million in the second quarter of 1999. Excluding amortization of intangible assets, SG&A expenses were $100.0 million in the first six months of 2000 and $89.4 million in the first six months of 1999. We anticipate, on a forward-looking basis, that SG&A expenses will continue to increase in absolute dollars for 2000, when compared with 1999, although such expenses as a percentage of net revenues may fluctuate between periods.

Purchased in-process technology represents a non-recurring charge of $5 million in the first quarter of 2000, or $0.10 per diluted share, related to the acquisition of PakNetX.

Net interest and other income and expense were a net income of $5.8 million in the second quarter of 2000, compared to $355,000 of net interest expense in the second quarter of 1999. The increase resulted primarily from a pre-tax gain of approximately $5.7 million on the sale of appreciated marketable equity securities, as well as an increase in interest income due to a rise in interest rates and amount of funds invested. Net interest and other income and expense were a net income of $9.9 million for the first six months of 2000, compared to a net expense of $574,000 in the first six months of 1999. The increase resulted primarily from a pre-tax gain of approximately $9.4 million on the sale of appreciated marketable equity securities.

The Company's effective tax rate, excluding the effect of purchased in-process technology related to acquisitions, for the three and six months ended June 30, 2000 was 23.4% and (36.6%) compared with 30.0% for the same periods of 1999. Current year and 1999 effective tax rates reflect the non-deductibility of goodwill amortization. Fluctuations in the tax rate are primarily attributable to the amount of such goodwill amortization relative to income/loss before tax expense.

Liquidity and Capital Resources

At June 30, 2000, the principal source of liquidity consisted of cash, cash equivalents, short-term investments, and marketable equity securities totaling $289 million, which represented 42% of total assets. The primary sources of cash during the first six months of 2000 were $21.5 million from operating activities, net short-term sales of short-term investments of $19.2 million, and proceeds from the issuance of common stock under various stock plans of $30.2 million. The primary uses of cash during the first six months of 2000 were $44.9 million cash paid to acquire PakNetX, and $30.6 million for the purchase of property and equipment. We currently anticipate higher spending levels for property and equipment throughout 2000, primarily related to expansion of our facilities.

As of June 30, 2000, the fair market value of the Company's marketable equity securities was $60 million. These securities are available for sale at Aspect's discretion and are subject to market prices, which have historically fluctuated significantly. At June 30, 2000, outstanding borrowings totaled $168 million.

On a forward-looking basis, cash, cash equivalents, short-term investments, marketable equity securities, and anticipated cash flow from operations will be sufficient to meet presently anticipated cash requirements during at least the next twelve months.

Business Environment and Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. You should read the cautionary statements in this document, wherever they appear, as applying to all related forward-looking statements. Our actual results may differ materially from our projections due to, among other things, the occurrence of the risks set forth below.

Our Company's Business Focus is Changing. We are shifting our focus from supplying telecommunications equipment to becoming a provider of customer relationship portals and associated software applications. Historically, we have supplied the hardware, software, and associated support services for implementing call center solutions. Our shift to an enterprise software business model has required and will continue to require substantial change, potentially resulting in some disruption, including the following:

     .    Changes in management and technical personnel;

     . Modifications to the pricing and positioning of our products, which could impact revenues and operating results;

     . Expanded or differing competition resulting from entry into the enterprise software market;

     . More revenues being recognized over longer periods under software revenue recognition rules; and

     . An increased reliance on systems integrators to develop, deploy, and/or manage our applications.

Our inability to successfully continue this transition in a timely manner could materially affect our business, operating results, or financial condition.

The Prices of Our Common Stock and Convertible Subordinated Debentures Are Volatile. The price of our common stock and our convertible subordinated debentures may be subject to significant volatility. You cannot consider our past financial performance as a reliable indicator of performance for any future period, and should not use historical data to predict future results or trends. For any given quarter, a shortfall in our operating results from the levels expected by securities analysts or others could immediately and adversely affect the price of the convertible subordinated debentures and our common stock. If we do not learn of such shortfalls until late in a fiscal quarter, there could be an even more immediate and adverse effect on the price of the convertible subordinated debentures and our common stock. In addition, this volatility could be exacerbated by the relatively low trading volume of our common stock and debentures. We operate in a rapidly changing high-technology industry that exhibits significant stock market volatility. Should the price of our securities decline rapidly, we may become subject to class action securities litigation.

Our Revenues and Operating Results Are Uncertain and May Fluctuate. Our revenues may fluctuate significantly from period to period. There are many reasons for this variability, including the following:

     . The shift in our focus from supplying telecommunications equipment to becoming a provider of customer relationship portals and associated software applications;

     .    Reduced demand for some of our products and services;

     . A limited number of large orders accounting for a significant portion of product revenues in any particular quarter;

     . The timing of consulting projects and completion of project milestones;

     .    The size and timing of individual software license transactions;

     . Dependence on new customers for a significant percentage of product revenues;

     . The ability of our sales force to achieve quarterly revenue objectives;

     . Fluctuations in the results of existing operations, recently acquired subsidiaries, or distributors of our products or services;

     . Seasonality and mix of products and services and channels of distribution;

     . Our ability to sell support agreements and support renewal agreements for our products;

     .    Our ability to develop and market new products and control costs;
          and/or

     .    Changes in market growth rates for different products and services.

In addition, our products typically represent substantial capital commitments by customers, involving a potentially long sales cycle. As a result, customer purchase decisions may be significantly affected by a variety of factors including trends in capital spending for telecommunications or enterprise software for customer relationship portals, market competition, and the availability or announcement of alternative technologies.

Our Revenues Are Dependent on a Small Number of Products. Historically, sales and installations of a small number of our products accounted for a substantial portion of net revenues. Demand for our products could be adversely affected by failure to meet customer specifications and problems with system performance, system availability, installation or service delivery commitments, or market acceptance.

Technology is Rapidly Changing. The market for our products and services is subject to rapid technological change and new product introductions. Current competitors or new market entrants may develop new, proprietary products with features that could adversely affect the competitive position of our products. We may not successfully anticipate market demand for new products or services, or introduce them in timely manner.

The Internet presents unique risks and challenges, and the increased commercial use of the Internet could require both substantial modification and customization of our current products, business models, and the introduction of new products. We may not be able to compete effectively in the Internet-related products and services market. In addition, Aspect's products must readily integrate with major third-party telephony, front-office, and back-office systems. Any changes to these third-party systems could require us to redesign our portal product, and any such redesign might not be possible on a timely basis or achieve market acceptance.

Our Market Is Intensely Competitive. The market for our products is intensely competitive, and competition is likely to intensify as companies in our industry consolidate to offer integrated solutions.

Our competitors include the following:

     .    Providers of call and contact center systems;

     .    Providers of PBX systems;

     .    Providers of voice-over-IP technologies;

     . Companies offering computer-telephony integration (CTI) applications;

     .    Providers of Internet collaboration and personalization products;

     .    Systems integrators;

     . Telephone operating companies that market automatic call distributor functionality;

     .    Providers of wireless application products;

     . Participants in the front-office and back-office enterprise software applications/integration market;

     . Companies with technologies that independently balance calls across multiple call centers enterprise wide;

     . Companies offering blending technology for multiple channels of communication including voice, voice-over-IP, e-mail, and the Web;

     .    Providers of interactive voice response systems; and/or

     .    Internet and eBusiness infrastructure and application providers.

As the hardware requirements for our traditional market diminishes, companies offering alternative or complementary technologies may obtain a significant position in our market. The anticipated convergence of voice and data over a single network and the growth of e-mail and the Web as a means of providing customer services may result in increased competition for us.

Many current and potential competitors, including Cisco Systems, Lucent Technologies, Inc., Nortel Networks, Rockwell International Corporation, Alcatel, IBM, Siebel Systems Inc., and Oracle Corporation, have considerably greater resources, larger customer bases, and a broader international presence than Aspect. Many current and potential competitors have lower revenues but considerably larger market capitalization, including Kana Communications, Inc., E.piphany, Inc., eGain Communications Corporation, BEA Systems, Inc., Quintus Corporation, Interactive Intelligence, Inc., and Onyx Software Corporation. We expect to encounter significant competition from these and other sources.

Acquisitions and Investments May Be Difficult and Disruptive. We have made a number of acquisitions and have made minority equity investments in other companies. These acquisitions and investments can be costly and disruptive, and we may be unable to successfully integrate a new business or technology into our business. We may continue to make such acquisitions and investments and there are a number of risks that future transactions could entail. These risks include the following:

     . Inability to successfully integrate or commercialize acquired technologies or otherwise realize anticipated synergies or economies of scale on a timely basis;

     .    Diversion of management attention;

     .    Adverse impact on our annual effective tax rate;

     .    Dilution of existing equity holders;

     .    Disruption of our ongoing business;

     . Inability to assimilate and/or retain key technical and managerial personnel for both companies;

     . Inability to establish and maintain uniform standards, controls, procedures, and processes;

     . Potential legal liability for pre-acquisition activities and permanent impairment of our equity investments;

     .    Governmental or competitive responses to the proposed transactions;
          and/or

     . Impairment of relationships with employees, vendors, and/or customers including, in particular, acquired original equipment manufacturer and value-added reseller relationships.

Acquisitions or investments we make may experience significant fluctuations in market value or may result in significant write-offs, the creation of goodwill, or the issuance of additional equity or debt securities.

We May Be Involved in Litigation. We may be involved in litigation for a variety of matters, including intellectual property infringement, securities law violations, employee claims, and/or product liability claims. Any claim brought against us would likely have a financial impact, both because of the effect on our common stock performance and the disruption, costs, and diversion of management attention such a claim would cause. In our industry, there has been extensive litigation regarding patents and other intellectual property rights, and we are periodically notified of such claims by third parties. In the past, we have been sued for alleged patent infringement.

Organizations in our industry may intend to use intellectual property litigation to generate revenues. In the future, claims asserting infringement of intellectual property rights may be asserted or prosecuted against us. Although we periodically negotiate with third parties to establish intellectual property license or cross-license agreements, such as our patent cross-license agreement with Lucent, such negotiations may not succeed.

Moreover, even if we negotiate license agreements with a third party, future disputes with such parties are possible. If we are unable to resolve an intellectual property dispute through a license, settlement, or successful litigation, we could be subject to damage assessments and be prevented from making, using, or selling certain products or services.

In the future, we could become involved in other types of litigation, such as shareholder lawsuits for alleged violations of securities laws, claims by employees, and product liability claims. Any litigation could result in substantial cost to us and diversion of our efforts.

Our Intellectual Property May Be Copied, Obtained, or Developed by Third Parties. Our success depends in part upon our internally developed technology. Despite the precautions we take to protect our intellectual property, unauthorized third parties may copy or otherwise obtain and use our technology. In addition, third parties may develop similar technology independently.

Doing Business Internationally Involves Significant Risk. We market our products and services worldwide and anticipate entering additional countries in the future. The financial resources required to enter new international markets may be substantial, and international operations are subject to additional risks, including the following:

     . The cost and timing of the multiple governmental approvals and product modifications required by many countries;

     .    Market acceptance;

     .    Exchange rate fluctuations;

     .    Delays in market deregulation;

     .    Difficulties in staffing and managing foreign subsidiary operations;
          and/or

     . Global economic climate including potentially negative tax and foreign and domestic trade legislation, which could result in the creation of trade barriers such as tariffs, duties, quotas, and other restrictions.

If we fail to successfully enter certain major international markets, our competitive position could be impaired and we may be unable to compete on a global scale.

We May Experience Difficulty Managing Our Growth. Growth may place a significant strain on our operational and financial systems. We are upgrading these systems and may experience substantial disruption and incur significant expenses and write-offs during these transitions. We must carefully manage accounts receivables to limit credit risk. We must also maintain inventories at levels consistent with product demand. Inaccurate data (for example, credit histories or supply/demand forecasts) could quickly result in excessive balances or insufficient reserves.

We May Experience Difficulty Expanding Our Distribution Channels. We have historically sold our products and services through our direct sales force and a limited number of distributors. Changes in customer preferences, the competitive environment, or other factors may require us to broaden original equipment manufacturer distribution channels, as well as expand third-party distributor, systems integrator, electronic, and other alternative distribution channels. We may not be successful in expanding these distribution channels.

We Are Dependent on Key Personnel. We depend on certain key management and technical personnel and on our ability to attract and retain highly qualified personnel in labor markets characterized by high turnover among, high demand for, and limited supply of, qualified people; and we have recently experienced increased levels of turnover among such personnel. We have recently undergone significant changes in senior management and technical personnel and may experience additional changes as a result of our shift from supplying telecommunications equipment to becoming a provider of customer relationship portals and associated software applications. Further, we have replaced a large number of our sales people and are currently increasing the size of our sales force. New personnel require extensive training and initially tend to be less productive than those with greater experience. Any delays or difficulties we encounter in recruiting, training, or retention could impair our ability to sell products and services, may be disruptive to our operations, and may make retention of highly qualified personnel increasingly challenging.

Our Operations Are Geographically Concentrated. Significant elements of our product development, manufacturing, information technology systems, corporate offices, and support functions are concentrated at a single location in the Silicon Valley area of California. In the event of a natural disaster, such as an earthquake or flood, or localized extended outages of critical utilities or transportation systems, we could experience a significant business interruption.

We Are Dependent on Third Parties. We subcontract substantial elements of our manufacturing to third parties. We depend on certain critical components in the production of our products and services. Certain of these components are obtained only from a single supplier and only in limited quantities. In addition, some of our major suppliers use proprietary technology and software code that could require significant redesign of our products in the case of a change in vendor. Further, suppliers could discontinue their products, or modify them in manners incompatible with our current use, or use manufacturing processes and tools that could not be easily migrated to other vendors. If any of these vendors experience difficulty meeting our requirements for components, we may be unable to meet development or delivery commitments.

Our Debt and Debt Service Obligations Are Significant. We incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. This debt resulted in a ratio of long-term debt to total shareholders' equity of approximately 1:2 at December 31, 1999. As a result of this sale, we have substantially increased our principal and interest obligations. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.


Item 3.   Quantitative and Qualitative Disclosures About Financial Market Risk


Reference is made to the information appearing under the caption "Quantitative and Qualitative Disclosures About Financial Market Risk" of the Registrant's 1999 Annual Financial Report to Shareholders, attached as an appendix to Aspect's 2000 Proxy Statement, which information is hereby incorporated by reference. The Company believes there were no material changes in the Company's exposure to financial market risk during the three or six months ended June 30, 2000.

                           Part II: Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

On May 4, 2000, the Annual Meeting of Shareholders of Aspect Communications Corporation was held in San Jose, California.

An election of directors was held with the following individuals being elected to the Board of Directors of the Company:

     James R. Carreker          (34,718,553 votes for, 6,245,275 votes withheld)
     Debra J. Engel             (34,722,727 votes for, 6,241,101 votes withheld)
     Norman A. Fogelsong        (34,718,388 votes for, 6,245,440 votes withheld)
     Christopher B. Paisley     (34,459,616 votes for, 6,504,212 votes withheld)
     John W. Peth               (34,720,609 votes for, 6,243,219 votes withheld)

Other matters voted upon and approved at the meeting, and the number of affirmations and negative votes cast with respect to each such matters were as follows:

To approve an amendment of the Company's Bylaws to increase the authorized number of directors (32,718,661 votes in favor, 212,816 votes opposed, 35,692 votes abstaining).

To approve an amendment to the 1990 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 2,400,000 shares (39,771,352 votes in favor, 1,121,931 votes opposed, 26,365 votes abstaining).

To approve the Aspect Incentive Plan (39,278,340 votes in favor, 1,565,784 votes opposed, 75,224 votes abstaining).

To ratify the appointment of Deliotte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2000 (40,864,102 votes in favor, 26,118 votes opposed, 29,428 votes abstaining).


Item 6.   Exhibits and Reports on Form 8-K

A.   Exhibits

Exhibit        Bylaws of the Registrant, as amended to date.
3.3

Exhibit        Form of Employment Agreement between the Registrant and certain
10.71          executive officers of the Registrant. (1)

Exhibit        Employment Agreement between the Registrant and Gary L. Smith,
10.75          Chief Operating Officer, dated April 6, 2000.

Exhibit 27     Financial Data Schedule


(1)  The following executive officers signed the above agreement:
               (a) Gary E. Barnett, Senior Vice President eCRM Applications, dated February 16, 2000.
               (b) Rod D. Butters, Senior Vice President Product Strategy and Portal Platform, dated February 16, 2000.
               (C) Frederick H. Harder, Senior Vice President Product Operations, dated February 16, 2000.

B.   Reports on Form 8-K


No reports on Form 8-K were filed during the quarter ended June 30, 2000.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Aspect Communications Corporation

                                      (Registrant)

Date: August 14, 2000              By /s/ Kevin T. Parker
                                      ---------------------

                                   Kevin T. Parker
                                   Chief Financial and Accounting Officer
                                   (Principal Financial and Accounting
                                   Officer)