Form 10-Q
period 2000-09-30
ASPECT COMMUNICATIONS CORP
filed 2000-11-14
CIK 779390

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.

               For the quarterly period ended September 30, 2000

                                      or

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

                                 Yes [X] No [_]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 51,246,030 at October 31, 2000.

                       ASPECT COMMUNICATIONS CORPORATION

                                     INDEX
Description                                                          Page Number
-----------                                                          -----------

Cover Page                                                                     1

Index                                                                          2

Part I: Financial Information

Item 1: Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2000
  and December 31, 1999                                                        3
Condensed Consolidated Statements of Operations for the
  Three and Nine Month Periods Ended September 30, 2000 and 1999               4
Condensed Consolidated Statements of Cash Flows for the
  Nine Month Periods Ended September 30, 2000, and 1999                        5
Notes to Condensed Consolidated Financial Statements                           6

Item 2: Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                         10

Item 3: Qualitative and Quantitative Disclosures About Financial
  Market Risk                                                                 19

Part II: Other Information

Item 6: Exhibits and Reports on Form 8-K                                      19

Signature                                                                     20

                       ASPECT COMMUNICATIONS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                     September 30,  December 31,
                                                          2000          1999
                                                        --------      --------
                                                     (unaudited)

ASSETS
  Current assets:
  Cash and cash equivalents                             $ 62,495      $ 84,826
  Short-term investments                                 125,986       167,840
  Marketable equity securities                            22,885        86,139
  Accounts receivable, net                               118,708        77,138
  Inventories                                             22,319        16,636
  Other current assets                                    44,199        17,475
                                                        --------      --------

    Total current assets                                 396,592       450,054

  Property and equipment, net                            100,713        79,397
  Intangible assets, net                                 149,057        98,711
  Other assets                                            16,870         8,050
                                                        --------      --------

    Total assets                                        $663,232      $636,212
                                                        --------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $ 38,706      $ 14,525
  Accrued compensation and related benefits               25,769        25,866
  Other accrued liabilities                               47,701        59,437
  Deferred revenue                                        43,463        36,964
                                                        --------      --------

    Total current liabilities                            155,639       136,792

Deferred taxes                                             8,303         5,114
Convertible subordinated debentures                      170,505       163,107
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value: 2,000,000 shares
  authorized, none outstanding                                --            --
  Common stock, $.01 par value: 100,000,000 shares
  authorized, shares outstanding:
  51,187,109 and 49,462,303 at September 30, 2000 and
  December 31, 1999, respectively                        207,513       155,277
  Deferred compensation                                   (2,796)           --
  Accumulated other comprehensive income                   9,477        48,328
  Retained earnings                                      114,591       127,594
                                                        --------      --------

    Total shareholders' equity                           328,785       331,199
                                                        --------      --------

    Total liabilities and shareholders' equity          $663,232      $636,212
                                                        --------      --------


See Notes to Condensed Consolidated Financial Statements.

                       ASPECT COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share data - unaudited)

                                                  Three Months Ended       Nine Months Ended
                                                     September 30,           September 30,
                                                  --------------------    -------------------
                                                   2000        1999        2000       1999
                                                   --------   --------    --------   --------
 Net revenues:
   Product                                         $ 82,510   $ 75,537    $242,451   $191,299
   Services                                          62,962     54,405     189,673    150,914
                                                   --------   --------    --------   --------

           Total net revenues                       145,472    129,942     432,124    342,213
                                                   --------   --------    --------   --------

Cost of revenues:
   Cost of product revenues                          30,500     25,897      87,506     65,681
   Cost of services revenues                         40,843     38,049     122,416    110,200
                                                   --------   --------    --------   --------

           Total cost of revenues                    71,343     63,946     209,922    175,881
                                                   --------   --------    --------   --------

Gross margin                                         74,129     65,996     222,202    166,332

Operating expenses:
      Research and development                       27,901     21,911      80,726     63,328
      Selling, general and administrative            61,211     49,044     168,146    144,173
      Purchased in-process technology                    --         --       5,018         --
                                                   --------   --------    --------   --------
           Total operating expenses                  89,112     70,955     253,890    207,501
                                                   --------   --------    --------   --------

Loss from operations                                (14,983)    (4,959)    (31,688)   (41,169)

Interest and other income                            10,277      2,191      25,213      6,575
Interest and other expense                           (2,725)    (2,515)     (7,729)    (7,473)
                                                   --------   --------    --------   --------
                                                      7,552       (324)     17,484       (898)
                                                   --------   --------    --------   --------

Loss before income taxes                             (7,431)    (5,283)    (14,204)   (42,067)

Benefit for income taxes                              1,844      1,585       1,201     12,620
                                                   --------   --------    --------   --------

Net loss                                           $ (5,587)  $ (3,698)   $(13,003)  $(29,447)
                                                   --------   --------    --------   --------

Basic and diluted net loss per share               $  (0.11)  $  (0.08)   $  (0.25)  $  (0.61)

Weighted average shares outstanding                   51,538     47,790      51,164     48,193



See Notes to Condensed Consolidated Financial Statements.

                       ASPECT COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands--unaudited)

                                                                        Nine Months Ended September 30,
                                                                       ---------------------------------
                                                                           2000                 1999
                                                                        ----------            ----------

Cash flows from operating activities:
  Net loss                                                              $ (13,003)            $ (29,447)
  Reconciliation of net loss to cash provided by
  operating activities:
    Depreciation                                                           25,572                17,238
    Amortization of intangible assets and stock-based compensation         21,568                15,370
    Purchased in-process technology                                         5,018                    --
    Interest expense on debentures                                          7,398                 6,973
    Deferred taxes                                                        (28,490)               (4,184)
    Changes in assets and liabilities; net of effects
    from company acquired in 2000:
      Accounts receivable                                                 (45,477)               42,298
      Inventories                                                          (5,958)               (1,308)
      Other current assets and other assets                                 3,386               (27,141)
      Accounts payable                                                     23,911                 7,882
      Accrued compensation and related benefits                              (514)                3,535
      Other accrued liabilities                                            12,772                20,368
      Deferred revenue                                                      7,226                 8,806
                                                                         ---------              --------

Cash provided by operating activities                                      13,409                60,390

Cash flows from investing activities:
  Short-term investment purchases                                        (234,986)              (93,132)
  Short-term investment sales and maturities                              278,790                85,801
  Property and equipment purchases                                        (48,851)              (21,704)
  Purchase of company, net of cash acquired                               (49,942)                  ---
                                                                         ---------              --------

Cash used in investing activities                                         (54,989)              (29,035)

Cash flows from financing activities:
  Other common stock transactions, net                                     38,376                11,092
  Repurchase of common stock                                              (20,854)              (21,709)
  Payments on notes payable                                                (1,676)               (1,583)
                                                                        ---------              --------

Cash provided by (used in) financing activities                            15,846               (12,200)

Effect of exchange rate changes on cash and cash equivalents                3,403                 2,459
                                                                        ---------              --------

Increase (decrease) in cash and cash equivalents                          (22,331)               21,614
Cash and cash equivalents:
  Beginning of period                                                      84,826                67,071
                                                                        ---------              --------

  End of period                                                         $  62,495              $ 88,685
                                                                        ---------              --------

Noncash investing activities:
  Stock options issued in connection with the acquisition of
  PakNetX Corporation                                                      10,422                   ---

See Notes to Condensed Consolidated Financial Statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED

Basis of Presentation

The consolidated financial statements include the accounts of Aspect Communications Corporation ("Aspect" or the "Company") and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1999 "Annual Financial Report to Shareholders" attached as an appendix to the Proxy Statement for the 2000 Annual Meeting of Shareholders.

Business Combinations

On February 18, 2000, the Company acquired privately held PakNetX Corporation (PakNetX), an eBusiness software provider based in Salem, New Hampshire. The transaction will enable Aspect to integrate multimedia-over-IP technology into its flagship customer relationship portal software and strengthen the Company's eCRM market position. The transaction was accounted for as a purchase and resulted in a one-time charge of approximately $5 million related to in-process technology in the quarter ended March 31, 2000. The Company paid approximately $45 million in cash for all the outstanding common and preferred shares and warrants of PakNetX. The Company is also obligated to make up to $10 million in future payments contingent on the achievement of certain milestones. Such payments will be capitalized as part of the purchase price when the milestones are attained. In addition, Aspect assumed the existing PakNetX stock option plan and converted PakNetX stock options into options to purchase approximately 160,000 shares of Aspect Common Stock with a fair value of approximately $10 million, plus transaction costs of approximately $2 million. The historical operations of PakNetX are not material to the financial position or results of operations of the Company.

In July 2000, the Company paid a $5 million milestone payment related to the February 2000 PakNetX acquisition. This amount is included in goodwill and is being amortized over the anticipated remaining life of the intangible asset. The Company anticipates making the final $5 million milestone payment before December 2000.

The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired including purchased in-process technology and the $5 million milestone payment are summarized as follows (in thousands):

                                                                                                               Amortization
                                                                                                                  period
Total purchase price:                                          Purchase price allocation:                         (years)
  Total cash consideration                          $49,948    Tangible assets                   $    301
  Value of options assumed                           10,422    Intangible assets:
  Transaction costs                                   1,850      Developed and core technology     41,466            7
                                                                 Assembled workforce                  567            4
                                                                 Testing tools                        518            4
                                                                 Goodwill                          29,018            7
                                                               In-process technology                5,018        Expensed
                                                               Tangible liabilities                (1,790)
                                                               Deferred tax liabilities           (12,878)
                                                                                                 --------
                                                    $62,220                                      $ 62,220
                                                    -------                                      --------

As noted above, Aspect recorded a one-time charge of approximately $5 million in the first quarter of 2000 for purchased in-process technology that had not reached technological feasibility and had no alternative future use. The purchased in-process technology related to the development of Version 4.0 of PakNetX's integrated contact center solution that had not reached technological feasibility and therefore the successful development was uncertain. As of September 30, 2000, some components of this technology have been incorporated into Aspect products, while the remaining components are expected to reach technological feasibility in fiscal year 2001. Failure to successfully complete the remaining components of this project could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Significant assumptions used to determine the value of in-process technology included: (i) projected net cash flows that the Company expected to result from development efforts; (ii) an estimate of the percentage completion of the project; and (iii) a discount rate of approximately 25%. As of September 30, 2000, technological feasibility had not been reached and no significant departures from the assumptions included in the valuation analysis have occurred.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

                                      September 30,         December 31,
                                          2000                  1999
                                          ----                  ----

Raw materials                            $14,141               $ 9,816
Work in progress                           4,524                 3,529
Finished goods                             3,654                 3,291
                                         -------               -------

  Total                                  $22,319               $16,636
                                         -------               -------

Comprehensive Income (Loss)

Comprehensive income (loss) is calculated as follows (in thousands):

                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                                   2000              1999              2000              1999
                                                 --------          --------          --------          --------
Net loss                                         $ (5,587)         $ (3,698)         $(13,003)         $(29,447)
Unrealized gain (loss) on investments, net        (21,651)           15,627           (38,006)           15,739
Accumulated translation adjustments, net             (606)              (27)             (845)           (1,055)
                                                 --------           -------          --------          --------

Total comprehensive income (loss)                $(27,844)          $11,902          $(51,854)         $(14,763)
                                                 --------           -------          --------          --------

Interest and Other Income

Interest and other income of $10.3 million in the third quarter of 2000 included a pre-tax gain of approximately $7.7 million from the sale of appreciated marketable equity securities. Interest and other income of $25.2 million for the first nine months of 2000 included a pre-tax gain of approximately $17.1 million from the sale of appreciated marketable equity securities.

Contingencies

The Company is from time to time involved in litigation or claims that arise in the normal course of business. The Company does not expect that any current litigation or claims will have a material adverse effect on the Company's business, operating results, or financial condition.

Per Share Information

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share further includes the dilutive impact of stock options. Basic and diluted loss per share for the three and nine months ended September 30 are calculated as follows (in thousands, except per share data):

                                       Three Months Ended September 30,     Nine Months Ended September 30,
                                            2000              1999              2000              1999
                                            ----              ----              ----              ----
Net loss                                  $ (5,587)         $ (3,698)         $(13,003)         $(29,447)
Weighted average shares outstanding         51,644            47,790            51,199            48,193
  Restricted common stock                     (106)              ---               (35)              ---
                                          --------          --------          --------          --------
Shares used in calculation, basic and
diluted                                     51,538            47,790            51,164            48,193
                                          ========          ========          ========          ========
Basic and diluted net loss per share      $  (0.11)         $  (0.08)         $  (0.25)         $  (0.61)

The Company had approximately 2.0 million and 3.6 million common stock options outstanding for the three and nine months ended September 30, 2000, respectively, which could potentially dilute basic earnings per share in the future. These options were excluded from the computation of diluted earnings per share because inclusion of these shares would have had an anti-dilutive effect, as the Company had a net loss for these periods. Similarly, the Company had 1.2 million and 760,000 common stock options outstanding that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 1999, respectively. As of September 30, 2000, the Company has 4.3 million shares of common stock issuable upon conversion of the convertible debentures. Additionally, the Company had 160,000 shares of restricted common stock outstanding at September 30, 2000. The weighted average of these shares were not included in the calculation of diluted earnings per share for any of the periods presented, because this inclusion would have been anti-dilutive.

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

Capitalization of Interest Cost

The Company began capitalizing interest costs in relation to the construction of a new building during the third quarter of 2000. As of September 30, 2000, the Company has capitalized $0.1 million out of total interest expense of $7.7 million.

Share Repurchase Program

In August 2000, the Company's Board of Directors approved a stock repurchase program to acquire up to five million shares of its common stock. The Company repurchased 1.0 million shares during the quarter at an average price of $20.85 per share. All shares repurchased have been retired.

Restricted Stock Issuance

In July 2000, the Company's Board of Directors amended the 1996 Employee Stock Option Plan and granted 165,000 shares of restricted stock to specific employees. If an employee terminates before the third anniversary of the grant date, that employee's restricted common shares is subject to forfeiture. As of September 30, 2000, 5,000 shares were forfeited. The Company recorded a deferred compensation charge of approximately $3.0 million and will amortize the amount over three years.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in
Part I - Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1999 Annual Financial Report to Shareholders attached as an appendix to Aspect's 2000 Proxy Statement.

Except for historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward looking statements include, but are not limited to, the Company's ability to integrate multimedia over IP technology into its software and strengthen its eCRM market position; the Company's anticipated margins and expenses; and the Company's continued expansion in Europe. Specific factors that may cause actual results to differ include: the significant percentage of Aspect's quarterly sales consummated in the last few days of the quarter making financial predictions especially difficult and raising a substantial risk of variance in actual results, as well as other risks that are discussed under the caption "Business Environment and Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In July 2000, the Company paid a $5 million milestone payment related to the February 2000 PakNetX acquisition. This amount is included in goodwill and is being amortized over the anticipated remaining life of the intangible asset. The Company anticipates making the final $5 million milestone payment before December 2000.

The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including purchased in-process technology and the $5 million milestone payment) are summarized as follows (in thousands):

                                                                                                      Amortization
Total purchase price:                                  Purchase price allocation:                     period (years)
  Total cash consideration                 $49,948     Tangible assets                   $    301
  Value of options assumed                  10,422     Intangible assets:
  Transaction costs                          1,850       Developed and core technology     41,466             7
                                                         Assembled workforce                  567             4
                                                         Testing tools                        518             4
                                                         Goodwill                          29,018             7
                                                       In-process technology                5,018         Expensed
                                                       Tangible liabilities                (1,790)
                                                       Deferred tax liabilities           (12,878)
                                                                                         --------

                                           $62,220                                       $ 62,220
                                           -------                                       --------

As noted above, Aspect recorded a one-time charge of approximately $5 million in the first quarter of 2000 for purchased in-process technology that had not reached technological feasibility and had no alternative future use. The purchased in-process technology related to the development of Version 4.0 of PakNetX's integrated contact center solution that had not reached technological feasibility and therefore successful development was uncertain. As of September 30, 2000, some components of this technology have been incorporated into Aspect products, while the remaining components are expected to reach technological feasibility in fiscal year 2001. Failure to successfully complete the remaining components of this project could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.


Significant assumptions used to determine the value of in-process technology included: (i) projected net cash flows that were expected to result from development efforts; (ii) an estimate of the percentage completion of the project; and (iii) a discount rate of approximately 25%. As of September 30, 2000, technological feasibility had not been reached and no significant departures from the assumptions included in the valuation analysis had occurred.

Results of Operations

During 1999, the Company initiated a transformation of our business from a telecommunications equipment supplier to a provider of customer relationship portals and associated software applications. The primary motive for the transformation was that forecasts for the traditional voice applications and equipment market indicated that the Company would be unable to sustain our historical growth rates in that market alone. The Company needed to define and execute a market strategy that would fuel our next stage of growth. This transformation included repackaging and repricing our products and services, development and launch of new software-based products and services, transforming our internal processes and systems to enable the Company to operate within a software-centric business model, establishing key systems integration and technology partnerships, changes in our senior management team, and retention of key employees.

In September 1999, the Company changed its name from Aspect Telecommunications Corporation to Aspect Communications Corporation to reflect the transformation of its business from a telecommunications equipment supplier to a provider of customer relationship portals and associated software applications.

Net revenues for the third quarter of 2000 increased 12% to $145.5 million from $129.9 million for the third quarter of 1999. Net revenues for the first nine months of 2000 increased 26% to $432.1 million from $342.2 million for the first nine months of 1999. International net revenues, as a percentage of total net revenues over the periods presented were approximately 28% in both the third quarter and in the first nine months of 2000.

Product revenues for the third quarter of 2000 increased 9% to $82.5 million from $75.5 million for the third quarter of 1999. Product revenues for the first nine months of 2000 increased 27% to $242.5 million from $191.3 million for the first nine months of 1999. The increases across the periods presented relate primarily to our business model transformation and continuous growth in license revenues in the North America regions and government contracts.

Gross margin on product revenues was 63% in the third quarter of 2000, and 66% in the third quarter of 1999. Gross margin on product revenues was 64% in the first nine months of 2000, and 66% in the first nine months of 1999. The decrease in gross margin primarily relates to the decrease on the gross margin of platform products due to lower overall platform revenues, higher costs associated with repackaging of traditional products and repricing. On a forward-looking basis, the Company anticipates that product margins will fluctuate from period to period due to fluctuations in mix of product revenues.

Services revenues for the third quarter of 2000 increased 16% to $63.0 million from $54.4 million in the third quarter of 1999. Services revenues for the first nine months of 2000 increased 26% to $189.7 million from $150.9 million for the first nine months of 1999. Growth in services revenues resulted primarily from increases in maintenance revenues as a result of the growth in our installed base. Services revenues include fees for providing contractually agreed-upon system service, installation of products, systems integration revenues, and other support services.

Gross margin on services revenues was 35% in the third quarter of 2000, and 30% in the third quarter of 1999. Gross margin on services revenues was 36% in the first nine months of 2000, and 27% in the first nine months of 1999. The increase in services margins is primarily due to growth in services revenues while the costs associated with providing the related services, in particular, costs associated with consulting and systems integration services, are stabilizing. On a forward-looking basis, the Company anticipates that services margins will fluctuate from period to period due to fluctuations in services revenues (since many of the costs of providing services do not vary proportionately with related revenues) and ongoing efforts to expand services infrastructure.

Research and development (R&D) expenses in the third quarter of 2000 increased 27% to $27.9 million from $21.9 million in the third quarter of 1999. R&D expenses in the first nine months of 2000 (excluding the one-time in-process technology charge) increased 28% to $80.7 million from $63.3 million in the first nine months of 1999. R&D expenditures reflect our ongoing efforts to remain competitive through both new product development and expanded capabilities for existing products. The increases across the periods presented primarily reflect the impact of amortization costs associated with purchased, developed, and core technology intangible assets, and increases in outside services and overall salaries. As a percentage of net revenues, R&D expenses were 19% and 17% in the third quarter of 2000 and 1999, respectively. As a percentage of net revenues, R&D expenses were 19% for the first nine months of 2000 and 1999. Excluding amortization of intangible assets and stock-based compensation, R&D expenses were $25.2 million in the third quarter of 2000, and $20.9 million in the third quarter of 1999. Excluding amortization of intangible assets and stock-based compensation, R&D expenses were $73.6 million in the first nine months of 2000, and $60.2 million in the first nine months of 1999. The Company continues to believe that a significant investment in R&D is required to remain competitive, and anticipate, on a forward-looking basis, that such expenses in 2000 will increase in absolute dollars, although such expenses as a percentage of net revenues may fluctuate between periods.

Selling, general and administrative (SG&A) expenses in the third quarter of 2000 increased 25% to $61.2 million from $49.0 million in the third quarter of 1999. SG&A expenses in the first nine months of 2000 increased 17% to $168.1 million from $144.2 million in the first nine months of 1999. The increases primarily resulted from increases in sales recruiting, training and salary, as the Company continues its efforts to grow and train our new and existing sales force. Additionally, the increase in SG&A resulted from additional amortization expenses related to the purchase of intangible assets as a result of the acquisition of PakNetX. SG&A expenses as a percentage of net revenues were 42% in the third quarter of 2000 and 38% in the third quarter of 1999. SG&A expenses as a percentage of net revenues were 39% in the first nine months of 2000 and 42% in the first nine months of 1999. Excluding amortization of intangible assets, SG&A expenses were $57.4 million in the third quarter of 2000 and $46.2 million in the third quarter of 1999. Excluding amortization of intangible assets, SG&A expenses were $157.3 million in the first nine months of 2000 and $135.6 million in the first nine months of 1999. The Company anticipates, on a forward-looking basis, that SG&A expenses will continue to increase in absolute dollars for 2000, when compared with 1999, although such expenses as a percentage of net revenues may fluctuate between periods.

Purchased in-process technology represents a non-recurring charge of $5 million in the first quarter of 2000, or $0.10 per diluted share, related to the acquisition of PakNetX.

Net interest and other income (expense) were $7.6 million of net income in the third quarter of 2000, compared to $0.3 million of net interest expense in the third quarter of 1999. The increase resulted primarily from a pre-tax gain of approximately $7.7 million on the sale of appreciated marketable equity securities, which is partially offset by interest expense on the convertible debentures of $2.4 million. Net interest and other income (expense) were $17.5 million of net income in the first nine months of 2000, compared to a net interest expense of $0.9 million in the first nine months of 1999. The increase resulted primarily from a pre-tax gain of approximately $17.1 million on the sale of appreciated marketable equity securities, which is partially offset by interest expense on the convertible debentures of $7.3 million.

The Company's effective tax rate, excluding the effect of purchased in-process technology related to acquisitions, for the three and nine months ended September 30, 2000 was 24.8% and 8.5% compared with 30% for the same periods of 1999. Current year and 1999 effective tax rates reflect the non-deductibility of goodwill amortization. Fluctuations in the tax rate are primarily attributable to the amount of such goodwill amortization relative to income/loss before tax expense.

Liquidity and Capital Resources

At September 30, 2000, the principal source of liquidity consisted of cash, cash equivalents, short-term investments, and marketable equity securities totaling $211.4 million, which represented 32% of total assets. The primary sources of cash during the first nine months of 2000 were net sales of short-term investments of $43.8 million, proceeds from the issuance of common stock under various stock plans of $38.4 million, and $13.4 million from operating activities. The primary uses of cash during the first nine months of 2000 were $49.9 million paid to acquire PakNetX, $48.7 million for the purchase of property and equipment, and $20.9 million for repurchases of our common stock. The Company currently anticipates higher spending levels for property and equipment throughout 2000, primarily related to expansion of our facilities.

As of September 30, 2000, the fair market value of the Company's marketable equity securities was $23 million. These securities are available for sale at Aspect's discretion and are subject to market prices, which have historically fluctuated significantly. At September 30, 2000, outstanding borrowings totaled $171 million.

On a forward-looking basis, cash, cash equivalents, short-term investments, marketable equity securities, and anticipated cash flow from operations will be sufficient to meet presently anticipated cash requirements during at least the next twelve months.

Business Environment and Risk Factors

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Cautionary statements in this document should be read, wherever they appear, as applying to all related forward-looking statements. Our actual results may differ materially from our projections due to, among other things, the occurrence of the risks set forth below.

Our Company's Business Focus is Changing: The Company is shifting our focus from supplying telecommunications equipment to becoming a provider of customer relationship portals and associated software applications. Historically, the Company has supplied the hardware, software, and associated support services for implementing call center solutions. Our shift to an enterprise software business model has required and will continue to require substantial change, potentially resulting in some disruption, including the following:

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

The Prices of Our Common Stock and Convertible Subordinated Debentures Are
Volatile: The price of our common stock and our convertible subordinated debentures may be subject to significant volatility. One cannot consider our past financial performance as a reliable indicator of performance for any future period, and should not use historical data to predict future results or trends. For any given quarter, a shortfall in our operating results from the levels expected by securities analysts or others could immediately and adversely affect the price of the convertible subordinated debentures and our common stock. If the Company does not learn of such shortfalls until late in a fiscal quarter, there could be an even more immediate and adverse effect on the price of the convertible subordinated debentures and our common stock. In addition, this volatility could be exacerbated by the relatively low trading volume of our common stock and debentures. The Company operates in a rapidly changing high-technology industry that exhibits significant stock market volatility. Should the price of our securities decline rapidly, the Company may become subject to class action securities litigation.

Our Revenues and Operating Results Are Uncertain and May Fluctuate: Our revenues may fluctuate significantly from period to period. There are many reasons for this variability, including the following:

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


In addition, our products typically represent substantial capital commitments by customers, involving a potentially long sales cycle. As a result, customer purchase decisions may be significantly affected by a variety of factors including trends in capital spending for telecommunications or enterprise software for customer relationship portals, market competition, uncertainty as to general economic conditions and the availability or announcement of alternative technologies. For example, if general economic conditions weaken, and the business of our customers does not achieve anticipated levels, our customers may delay purchasing our products.

Our Revenues Are Dependent on a Small Number of Products: Historically, sales and installations of a small number of our products accounted for a substantial portion of net revenues. Demand for our products could be adversely affected by failure to meet customer specifications and problems with system performance, system availability, installation or service delivery commitments, or market acceptance.

Technology is Rapidly Changing: The market for our products and services is subject to rapid technological change and new product introductions. Current competitors or new market entrants may develop new, proprietary products with features that could adversely affect the competitive position of our products. The Company may not successfully anticipate market demand for new products or services, or introduce them in timely manner.

The Internet presents unique risks and challenges, and the increased commercial use of the Internet could require both substantial modification and customization of our current products, business models, and the introduction of new products. The Company may not be able to compete effectively in the Internet-related products and services market. In addition, Aspect's products must readily integrate with major third-party telephony, front-office, and back-office systems. Any changes to these third-party systems could require us to redesign our portal product, and any such redesign might not be possible on a timely basis or achieve market acceptance.

Our Market Is Intensely Competitive: The market for our products is intensely competitive, and competition is likely to intensify as companies in our industry consolidate to offer integrated solutions.

Our competitors include the following:

  . Providers of call and contact center systems;

  . Providers of PBX systems;

  . Providers of voice-over-IP technologies;

  . Companies offering computer-telephony integration (CTI) applications;

  . Providers of Internet collaboration and personalization products;

  . Systems integrators;

  . Telephone operating companies that market automatic call distribution functionality;

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

Many current and potential competitors, including Cisco Systems, Lucent Technologies, Inc., Nortel Networks, Rockwell International Corporation, Alcatel, IBM, Siebel Systems Inc., and Oracle Corporation, have considerably greater resources, larger customer bases, and a broader international presence than Aspect. Many current and potential competitors have lower revenues but considerably larger market capitalization, including Kana Communications, Inc., E.piphany, Inc., and BEA Systems, Inc. The Company expects to encounter significant competition from these and other sources.

Acquisitions and Investments May Be Difficult and Disruptive: The Company has made a number of acquisitions and has made minority equity investments in other companies. These acquisitions and investments can be costly and disruptive, and the Company may be unable to successfully integrate a new business or technology into our business. The Company may continue to make such acquisitions and investments and there are a number of risks that future transactions could entail. These risks include the following:

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

Acquisitions or investments the Company makes may experience significant fluctuations in market value or may result in significant write-offs, the creation of goodwill, or the issuance of additional equity or debt securities.

The Company May Be Involved in Litigation: The Company may be involved in litigation for a variety of matters, including intellectual property infringement, securities law violations, employee claims, and/or product liability claims. Any claim brought against us would likely have a financial impact, both because of the effect on our common stock performance and the disruption, costs, and diversion of management attention such a claim would cause. In our industry, there has been extensive litigation regarding patents and other intellectual property rights, and the Company is periodically notified of such claims by third parties. In the past, the Company has been sued for alleged patent infringement.

Organizations in our industry may intend to use intellectual property litigation to generate revenues. In the future, claims asserting infringement of intellectual property rights may be asserted or prosecuted against us. Although the Company periodically negotiates with third parties to establish intellectual property license or cross-license agreements, such as our patent cross-license agreement with Lucent, such negotiations may not succeed.

Moreover, even if the Company negotiates license agreements with a third party, future disputes with such parties are possible. If the Company is unable to resolve an intellectual property dispute through a license, settlement, or successful litigation, the Company could be subject to damage assessments and be prevented from making, using, or selling certain products or services.

In the future, the Company could become involved in other types of litigation, such as shareholder lawsuits for alleged violations of securities laws, claims by employees, and product liability claims. Any litigation could result in substantial cost to us and diversion of our efforts.

Our Intellectual Property May Be Copied, Obtained, or Developed by Third
Parties: Our success depends in part upon our internally developed technology. Despite the precautions the Company takes to protect our intellectual property, unauthorized third parties may copy or otherwise obtain and use our technology. In addition, third parties may develop similar technology independently.

Doing Business Internationally Involves Significant Risk: The Company markets our products and services worldwide and anticipates entering additional countries in the future. The financial resources required to enter new international markets may be substantial, and international operations are subject to additional risks, including the following:

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

If the Company fails to successfully enter certain major international markets, our competitive position could be impaired and the Company may be unable to compete on a global scale.

The Company May Experience Difficulty Managing Our Growth: Growth may place a significant strain on our operational and financial systems. The Company is upgrading these systems and may experience substantial disruption and incur significant expenses and write-offs during these transitions. The Company must carefully manage accounts receivables to limit credit risk. The Company must also maintain inventories at levels consistent with product demand. Inaccurate data (for example, credit histories or supply/demand forecasts) could quickly result in excessive balances or insufficient reserves.

The Company May Experience Difficulty Expanding Our Distribution Channels: The Company has historically sold our products and services through our direct sales force and a limited number of distributors. Changes in customer preferences, the competitive environment, or other factors may require us to broaden original equipment manufacturer distribution channels, as well as expand third-party distributor, systems integrator, electronic, and other alternative distribution channels. The Company may not be successful in expanding these distribution channels.

The Company Is Dependent on Key Personnel: The Company depends on certain key management and technical personnel and on our ability to attract and retain highly qualified personnel in labor markets characterized by high turnover among, high demand for, and limited supply of, qualified people; and the Company has recently experienced increased levels of turnover among such personnel. The Company has recently undergone significant changes in senior management and technical personnel and may experience additional changes as a result of our shift from supplying telecommunications equipment to becoming a provider of customer relationship portals and associated software applications. Further, the Company has replaced a large number of our sales people and is currently increasing the size of our sales force. New personnel require extensive training and initially are less productive than those with greater experience. Any delays or difficulties the Company encounters in recruiting, training, or retention could impair our ability to sell products and services, may be disruptive to our operations, and may make retention of highly qualified personnel increasingly challenging.

Our Operations Are Geographically Concentrated: Significant elements of our product development, manufacturing, information technology systems, corporate offices, and support functions are concentrated at a single location in the Silicon Valley area of California. In the event of a natural disaster, such as an earthquake or flood, or localized extended outages of critical utilities or transportation systems, the Company could experience a significant business interruption.

The Company Is Dependent on Third Parties: The Company subcontracts substantial elements of our manufacturing to third parties. The Company depends on certain critical components in the production of our products and services. Certain of these components are obtained only from a single supplier and only in limited quantities. In addition, some of our major suppliers use proprietary technology and software code that could require significant redesign of our products in the case of a change in vendor. Further, suppliers could discontinue their products, or modify them in manners incompatible with our current use, or use manufacturing processes and tools that could not be easily migrated to other vendors. If any of these vendors experience difficulty meeting our requirements for components, the Company may be unable to meet development or delivery commitments.

Our Debt and Debt Service Obligations Are Significant: The Company incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. This debt resulted in a ratio of long-term debt to total shareholders' equity of approximately 1:2 at September 30, 2000. As a result of this sale, the Company has substantially increased our principal and interest obligations. The degree to which the Company is leveraged could materially and adversely affect our ability to obtain additional financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.

The Company will Experience Significant Amortization Charges and Face the Risk of Future Non-Recurring Charges in the Event of Impairment: In connection with our previous acquisitions accounted for under the purchase method of accounting, the Company has and will continue to experience significant charges related to the amortization of purchased technology and goodwill. In addition, the Company will be required to take a related non-recurring charge to earnings if the Company determine, in future periods, that this purchased technology and goodwill is impaired.


Item 3.   Quantitative and Qualitative Disclosures About Financial Market Risk

Reference is made to the information appearing under the caption "Quantitative and Qualitative Disclosures About Financial Market Risk" of the Registrant's 1999 Annual Financial Report to Shareholders, attached as an appendix to Aspect's 2000 Proxy Statement, which information is hereby incorporated by reference. The Company believes there were no material changes in the Company's exposure to financial market risk during the three or nine months ended September 30, 2000.

                           Part II: Other Information

Item 6.   Exhibits and Reports on Form 8-K

A.  Exhibits

Exhibit 10.3            1998 Director's Stock Option Plan, as amended to date
Exhibit 10.4a           1996 Employee Stock Option Plan, as amended to date
Exhibit 27              Financial Data Schedule

B.  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Aspect Communications Corporation

                                 (Registrant)

Date: November 14, 2000            By /s/ Beatriz Infante
                                   ----------------------

                                   Beatriz Infante
                                   President, Chief Executive Officer and
                                   Interim Chief
                                   Financial and Accounting Officer
                                   (Principal Financial and Accounting Officer)