Form 10-K405
period 2000-12-31
ASPECT COMMUNICATIONS CORP
filed 2001-04-02
CIK 779390

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 2000 or

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

                                ---------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 2000, was $240,323,051 based upon the last sale price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13G's filed by such persons) to beneficially own more than 5% of the Registrant's Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

   The number of shares of the Registrant's Common Stock outstanding as of March 22, 2000 was 51,612,450.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the 2001 Proxy Statement for the Annual Meeting of Shareholders of Aspect Communications Corporation (Proxy Statement) scheduled to be held on May 16, 2001, are incorporated by reference in Parts I, II, III, and IV of the Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Forward-Looking Statements

   The matters discussed in this report including, but not limited to, statements relating to expansion of service infrastructure, anticipated spending levels for capital equipment in research and development, and selling, general and administrative expenses, anticipated service margins, adoption of SFAS No. 133, adequacy of our financial resources to meet currently anticipated cash flow requirements for the next twelve months, lack of significant changes in financial market risk exposures to the Company, and general economic conditions are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Such forward-looking statements, which may be identified by phrases such as "we anticipate," "we believe," and "on a forward-looking basis," are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific factors that may cause actual revenue and earnings per share results to differ include the significant percentage of Aspect's quarterly sales consummated in the last few days of the quarter, making financial predictions especially difficult and raising a substantial risk of variance in actual results; fluctuations in our North American and International business levels and/or economic conditions; the hiring and retention of key employees; changes in product line revenues; insufficient, excess, or obsolete inventory and variations in valuation; and foreign exchange rate fluctuations. For a discussion of additional risks, see "Business Environment and Risk Factors," appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's 2000 Annual Financial Report to Shareholders attached as on appendix to the Registrant's 2001 Proxy Statement, which information is hereby incorporated by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

                                    PART I

Item 1. Business

Background

   Aspect Communications Corporation (Aspect or the Company) is the leading provider of customer relationship portals, contact servers for managing dynamic customer contact transactions across wired and wireless communication channels. The Aspect Customer Relationship Portal allows businesses to manage customer contacts dynamically and turn them into relationships, opportunities and customer loyalty. The Aspect Customer Relationship Portal synchronizes all customer contact points, including live and self-service, with demonstrated customer return on investment. Aspect's leadership in an electronic customer relationship management (eCRM) solutions is based on more than 15 years of experience and over 7,600 implementations deployed worldwide. Aspect powers approximately 78 percent of the Fortune 50. Aspect was incorporated on August 16, 1985 in California, and is headquartered in San Jose, California, with offices in major cities around the world.

   In February 2001, the Company announced that as part of its continuing effort to better optimize operations, the workforce would be reduced by 6% and selected facilities will be consolidated. Aspect expects that the reduction will result in a one-time restructuring charge of $4 million to $6 million in the first quarter of 2001.

   During 1999, the Company initiated a transformation of its business from a telecommunication equipment supplier to a provider of software solutions. The transformation included repackaging and repricing our products and services, developing and launching new software based products and services, changing our internal processes and systems, establishing key systems integration and technology partnerships, enhancing our senior management team, and retaining key employees. While the transformation is not complete, significant progress was made during FY2000. Remaining efforts are focused on completing the sales force transformation and enhancing the internal infrastructure.

   In August 1998, Aspect completed a private placement of $150 million ($490 million principal amount at maturity) of zero coupon convertible subordinated debentures due 2018. The debentures are priced at a yield to maturity of 6% per annum and are convertible into Aspect common stock anytime prior to maturity at a conversion rate of 8.713 shares per $1,000 principal amount.

Acquisitions

   On February 18, 2000, the Company acquired privately held PakNetX Corporation (PakNetX), an eBusiness software provider based in Salem, New Hampshire. The transaction enables Aspect to integrate multimedia-over-IP technology into its flagship customer relationship portal software and strengthen the Company's eCRM market position. The Company paid $55 million in cash for all the outstanding common and preferred shares and warrants of PakNetX. In addition, Aspect assumed the existing PakNetX stock option plan and converted PakNetX stock options into options to purchase 160,000 shares of Aspect common stock with a fair value of $10 million, and incurred transaction costs of $2 million. The transaction was accounted for as a purchase and resulted in a one-time charge of $5 million related to in-process technology that had not reached technological feasibility in the quarter ended March 31, 2000. The historical operations of PakNetX are not material to the financial position or results of operations of the Company.

   In May 1998, Aspect acquired Voicetek Corporation (Voicetek), a leading supplier of interactive voice response (IVR) applications. The transaction was accounted for as a purchase. Aspect recorded a one-time charge of $10 million in 1998, or $0.19 per diluted share, for purchased in-process technology related to two development projects that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain.

Industry Backround and Market Trends

   Many companies today are recognizing that the eCRM strategy is key to continued attraction and retention of customers. With more enterprises having a global presence, providing a consistent level of customer interaction becomes increasingly important, with customers wanting the same service regardless of their location, the time of day, the medium they are using (voice, email, fax or the Web), the location from which the assistance is being supplied, or the individual providing the service.

   While businesses desire this consistent customer experience, they often find that applications for the Web, voice, e-mail, and fax were developed around a particular department's requirements and are not compatible, do not provide customers with a consistent level of service, and do not retain the history of the customer interactions independent of the media used.

   The definition of this eCRM market space is evolving and includes many companies with a variety of products and services, including sales force automation vendors, providers of help desk management software, and companies that sell customer workforce management software.

   Aspect's eCRM products have evolved from the Aspect call center products (Automatic Call Distributor (ACD) and IVR), which had a support role managing customer telephone calls, into the Aspect(R) Customer Relationship Portal which has a central role as a primary server or focal point for all forms of customer contact, regardless of medium. Thus, the Aspect Customer Relationship Portal is positioned to be a strategic part of doing business and a foundation for delivering eCRM solutions.

Products

   Aspect is the leading provider of customer relationship portals, contact servers for managing dynamic customer contact transactions across all wired and wireless communication channels. The Aspect Customer Relationship Portal allows businesses to manage customer contacts dynamically and turn them into relationships, opportunities and customer loyalty. Aspect delivers a complete software-based multi-channel contact center which sits at the core of a company's eCRM strategy.

Contact Server Products:

 Aspect Customer Relationship Portal (Aspect Portal)

   The Aspect Portal is the center of Aspect's technology and the contact server for an eCRM strategy. It is a platform that integrates front-office, databases, eCommerce and multi-channel contact center resources into one centrally managed system. Aspect Portal also collects and distributes realtime information that enables accurate decisions to be made based on unified business rules.

   The Aspect Portal also offers an advanced routing option that provides centralized administration and skills-based routing decisions for single channel as well as multi-channel environments. The advanced routing option also offers out-of-the-box sample custom desktop applications that can be used for developing a desktop container. For multi-channel environments, the advanced routing option can match available agent resources with incoming customer interactions across call centers, e-mail response management systems
(ERMS) and Web interaction communications channels, to deliver a consistent customer experience.

   The Aspect Portal software platform is comprised of three main elements:

  . The eFlow Engine that centrally manages and executes the business rules for eCRM applications;

  . CMI(TM) open media connectivity that synchronizes all channels (voice, e-mail, the Web, and fax) of customer communications; and

  . eRouting that routes resources based on information such as business metrics and customer data.

 Aspect eBusiness Architect

   The Aspect Portal applications are developed using Aspect eBusiness Architect, a single visual drag-and-drop development environment for defining consistent business rules that are designed to make eCRM applications easier to build and deploy. Aspect eBusiness Architect also includes standard application workflows, or eFlows, for multimedia interactions, data access, front-office, and eBusiness functions that significantly reduce development time and implementation costs for eCRM applications.

 Aspect Adapters

   Aspect Adapters offer out-of-the-box integration to third party applications ensuring investment protection for businesses existing eCRM investments. Aspect Adapters include ERMS--eGain and Kana; Front Office-- Siebel, Vantive, Clarify, Kana; Workforce Management--Blue Pumpkin and IEX; Network Services--Cisco ICM and Telera; Telecomm switches--Nortel, Avaya; and eCommerce--Cybersource.

 Aspect Customer DataMart

   The Aspect Customer DataMart consolidates information from enterprise resources for single channel and multi-channel contact centers and enables businesses to analyze operations as a single, virtual contact center.

Application Solutions:

 IP and PSTN Call Center

   Aspect Call Center solutions include voice routing over both IP and PSTN networks, simultaneously queue calls across multiple sites and outbound dialing. This platform offers mission-critical customer call handling and is scalable to provide investment protection as demand and usage grow.

 Self-Service

   Aspect Customer Self-Service allows customers to conduct self-service transactions conveniently around the clock for automated customer assistance without the assistance of an agent, using voice prompts, text-to-speech, speech recognition, fax and e-mail, allowing the customer to drive the interaction and self-qualify.

 Live Web Service

   Aspect Web Interaction makes the Web an integral part of a contact center by allowing customers to interact directly with customer service representatives through callback or text chat. Customers and Agents are able to push and markup pages as well as joint form fill appropriate pages.

 Workforce Management

   Aspect eWorkforce Management software enables efficient management of contact center agent resources across multiple channels, including e-mail, Web, and voice. Aspect eWFM supplies managers with real-time information to predict staffing requirements for agents across all media types, allowing the balancing of staffing demands with customer service levels.

 Telephony Server

   Aspect's mission critical Windows NT based Call Center and Aspect Customer Self-Service Telephony Servers provide the platforms on which Aspect applications can run. They handle heavy call volumes and transactions with carrier-grade reliability.

Customer Services

   All Aspect products are supported by our customer support services, including project management, consulting, installation, education, and technical support operations.

   Our technical support services include on-site and remote access to support personnel which are provided primarily by our support centers located around the world. Pricing of our support services is generally based on the level of support contracted and the number of users authorized to access the products. These contracts generally include update rights for licensed products.

   Our project management, consulting, installation, and education services are provided by employees or consultants, and are based on per-hour or fixed-quote contracts.

   Customer services revenues represented approximately 43%, 42%, and 33% of total revenues in 2000, 1999, and 1998, respectively.

Product Development

   The Company has a continuing program of product development directed toward the enhancement of existing products based upon current and anticipated customer needs. The Company's research and product development efforts also emphasize introduction of new products to broaden the Company's product line and to reach a larger segment of the eCRM market. During 2000, 1999, and 1998, the Company spent $109.4 million, $86.9 million, and $67.9 million, respectively on research and development (R&D). We anticipate, on a forward-looking basis, that R&D expenses in absolute dollars will remain relatively flat in 2001, although such expenses as a percentage of net revenues may fluctuate between periods.

Manufacturing

   The Company's manufacturing operations consist primarily of the final assembly and testing of customer contact hardware platforms and software replication. Substantial elements of the Company's manufacturing operations are outsourced to third parties. The Company believes that its approach to design and development has allowed flexibility in the manufacturing process and has allowed the Company to satisfy a wide variety of customer configuration requirements while achieving high quality and reasonable lead times.

   The Company orders materials with different lead times, generally 30 to 120 days ahead of required date of delivery. Because this is a longer time frame than the average customer order to shipment cycle, the Company acquires materials and builds standard assemblies based on forecasted production requirements. Upon receipt of firm orders from customers, the Company assembles fully configured systems, and performs a number of tests before shipment. The Company's manufacturing procedures are designed to achieve rapid response to customer orders.

Markets, Segments, and Customers

   The Company's operations are reported as one operating segment, thus all financial segment information, as well as geographical information, can be found in the consolidated financial statements and notes thereto in the 2000 Annual Financial Report to Shareholders, an appendix to the 2001 Proxy Statement, which is incorporated by reference in this Annual Report on Form 10-K. The Company markets and sells its products and services primarily to large organizations in diversified industries worldwide. Aspect markets its products in the United States largely through its direct sales force and internationally has a direct sales force supplemented through distribution partners in various countries. The Company anticipates that an increased portion of sales will need to be generated through third party systems integrators to achieve targeted market share goals.

Competition

   The market for our products is intensely competitive, and competition is likely to intensify as companies in our industry consolidate to offer integrated solutions. Our principal competitors currently include companies in the eCRM market and companies that market traditional telephony products and services.

   As the hardware requirements for a traditional call center diminish due to the emergence of the Internet, local area networks, and other factors, companies in these markets are merging and obtaining significant positions in the eCRM and traditional telephony products market. Many current and potential competitors, including Avaya Inc., Nortel Networks Corporation, Rockwell International Corporation, Alcatel SA, Siemens AG, Cisco Systems Inc., Siebel Systems Inc., and Oracle Corporation, have considerably greater resources, larger customer bases and broader international presence than Aspect. Consequently, the Company expects to encounter substantial competition from these companies and other sources.

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

   The Company files patent applications to protect inventions and improvements that are significant to the development of its business. In October 1997, the Company acquired certain rights to two intellectual property portfolios by paying $9.8 million in cash and issuing $10 million in notes payable. In July and September 1998, the Company acquired the remaining rights under these intellectual portfolios by making additional payments of $7.5 million and $3.8 million, respectively. Including these portfolios, the Company currently holds approximately 51 issued United States patents and a lesser number of issued foreign patents and has pending approximately 51 United States patent applications and a lesser number of corresponding foreign patent applications that cover various components of its technology. The Company's issued United States patents expire on dates ranging from 2004 through at least 2017. There can be no assurance that any of the claims in the pending applications will be allowed, or that any issued patents will be upheld, or that our patents will not be circumvented by competitors, or that any patents or licenses will provide competitive advantages for the Company's products.

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

Employees

   As of December 31, 2000, the Company employed approximately 2,740 full-time employees. In February 2001, the Company announced that it would reduce its workforce by 6%.

Item 2. Properties

   Aspect's headquarters facility currently consists of four office and manufacturing buildings, totaling approximately 300,000 square feet, in San Jose, California. The Company owns one of the four buildings, which is approximately 107,000 square feet, and occupies the remaining three buildings totaling approximately 193,000 square feet under one lease expiring in 2006. The Company is constructing a fifth building that is 110,000 square feet which will be owned and is expected to be completed in July 2001. The land for both owned buildings, which is 10 acres, is owned fee simple by Aspect and was acquired with the original building in 1996. Aspect also leases a sixth building of approximately 33,000 square feet which has yet to be occupied. Once completed, Aspect will own or lease a total of 443,000 square feet in San Jose, California. Aspect occupies several U.S. regional centers for sales and support, totaling approximately 57,000 square feet under leases through 2006. The Company occupies approximately 90,000 square feet in facilities located near Nashville Tennessee, that are leased through 2006. The Company also occupies 80,000 square foot in Chelmsford, Massachusetts that are leased through 2009. Other North American sales and support functions operate from various leased multi-tenant offices nationwide. Aspect has several facilities to support its European operations. The principal UK operations are located in and near London in facilities totaling approximately 62,000 square feet and are leased under long-term agreements expiring in 2023. Other significant European facilities are located near Paris, France, Amsterdam, The Netherlands, and Frankfurt and Dusseldorf, Germany. The Company planned to consolidate some European facilities into a new 40,000 building in Stockley Park in early 2002; however, with recent Company announcements, we are revisiting this strategy. In Asia, the Company occupies sales and support offices in Japan, Singapore, and Australia.

   The Company believes its existing facilities are adequate to meet current requirements and that suitable additional or alternative space will be available as needed on commercially reasonable terms. See Note 11 to "Notes to Consolidated Financial Statements," in the 2000 Annual Financial Report to Shareholders, an appendix to the 2001 Proxy Statement, which is incorporated by reference in this Annual Report on Form 10-K.

Item 3. Legal Proceedings

   Reference is made to Note 16, appearing under the caption "Notes To Consolidated Financial Statements" on page F-34 of the Registrant's 2000 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 2001 Proxy Statement, which information is hereby incorporated by reference.

Item 4. Submission Of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   (a) Reference is made to the information regarding market price range, market, and dividend information appearing under the captions "Quarterly per share stock price," "Stock Listing," and "Dividend Policy" on pages F-36 and the inside back cover of the Registrant's 2000 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 2001 Proxy Statement, which information is hereby incorporated by reference.

   (b) Reference is made to the information regarding holders of common stock appearing under the caption "Stock Listing" on the inside back cover of the Registrant's 2000 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 2001 Proxy Statement, which information is hereby incorporated by reference.

Item 6. Selected Financial Data

   Reference is made to selected consolidated financial data for fiscal years 1996 through 2000, appearing under the caption "Selected Consolidated Financial Data" on page F-1 of the Registrant's 2000 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 2001 Proxy Statement, which information is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Reference is made to the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-2 through F-12 of the Registrant's 2000 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 2001 Proxy Statement, which information is hereby incorporated by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

   Reference is made to the information appearing under the caption "Quantitative and Qualitative Disclosures About Financial Market Risk" on pages F-12 through F-13 of the Registrant's 2000 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 2001 Proxy Statement, which information is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

   Reference is made to the following information appearing in the Registrant's 2000 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 2001 Proxy Statement, which information is hereby incorporated by reference:

     Description                                                       Page(s)
     -----------                                                    ------------
     Consolidated Financial Statements............................. F-14 to F-34
     Independent Auditors' Report..................................     F-35
     Selected Quarterly Financial Data (unaudited).................     F-36

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

   Not Applicable.

                                   PART III

   Certain information required by Part III is omitted from this report because the Registrant filed a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its annual meeting of shareholders to be held May 16, 2001, and the information included therein is incorporated herein by reference to the extent detailed below.

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of the Company

   The following sets forth certain information with respect to the executive officers of the Company, and their ages as of February 28, 2001:

       Name        Age Position
       ----        --- --------
 Beatriz V.        47
  Infante........      Chairman, President, and Chief Executive Officer

 Gary E.           47  Executive Vice President, eCRM Applications, and Chief
  Barnett........      Technical Officer

 Rod Butters.....  43  Executive Vice President, Product Strategy and Portal
                       Platform, and Chief Strategy Officer

 Betsy Rafael....      Executive Vice President, Finance, Chief Financial
                   39  Officer, and Secretary

 Gary L. Smith...  55  Chief Operating Officer

   Executive officers serve at the election of the Board of Directors of the Company. There are no family relationships among any directors or executive officers of the Company.

   As Chairman, President, and Chief Executive Officer, Beatriz V. Infante is responsible for leading Aspect's executive team, defining corporate strategies, and setting the standards and vision for the corporate culture. She is the final decision-maker on all corporate, strategic and operational issues and has overall responsibility for the Company's market strategy. Ms. Infante joined Aspect in October 1998 as Executive Vice President, Products and Services, and most recently held the position of Co-President, with responsibility for providing operational direction and leadership for the Company. Prior to joining Aspect, she held several positions at Oracle Corporation, most recently as a Senior Vice President, where she led the development of Oracle's Internet and new enterprise software applications initiatives. She also served as Director of Development at Taligent, co-founded Momenta Corporation and held engineering and management positions at Hewlett-Packard Company. She holds a bachelor's degree in electrical engineering and computer science from Princeton University and a master's degree in computer engineering and computer science from the California Institute of Technology.

   As Executive Vice President, eCRM Applications, Gary E. Barnett is responsible for directing and overseeing the design, development, documentation, and product management of the Company's line of application products. Mr. Barnett also serves as Chief Technology Officer (CTO), setting policy for the architecture and technology foundation for all the Company's products. This position is also responsible for public evangelism of the Company's products and architecture, and key technology spokesperson for the Company's products. Since graduating from the University of Kentucky, Mr. Barnett has served as one of the original developers of Octel Communications' first voice messaging system and later became one of the main developers of the first Aspect automatic call distributor. In 1987, he founded his own CTI software company, Prospect Software, which was subsequently acquired by Aspect in October 1996.

   As Executive Vice President, Product Strategy and Portal Platform, Rod Butters is responsible for development of the Company's product strategies and coordination of the Company's technical product development, and for managing the marketing activities of the products and services produced by the Company, including assessment of potential markets, new business development, channel alignment, development of global pricing strategies across all the Company's lines of business, and definition of promotional activities. Mr. Butters also serves as Chief Strategy Officer (CSO), setting policy for corporate strategy and marketing. Before joining

Aspect in December 1998, Mr. Butters was Vice President, Product and Program Management, in the Application Server Division at Oracle Corporation. Previously, he served as a Principal Consulting Engineer at Object Design, where he provided direction to developers on the architecture and implementation of object-based systems and applications. Mr. Butters was also an Architect at Mentor Graphics, where he produced the architecture and design for CAD tools, and a Product Manager at Onco, Inc., a company that produces oncology data management products. Mr. Butters holds B.A. and M.A. degrees from the University of Oregon.

   As Executive Vice President Finance, Chief Financial Officer, and Secretary, Betsy Rafael is responsible for overseeing financial and legal activities for the Company. In the past, Ms. Rafael served as Senior Vice President and Chief Financial Officer at Silicon Graphics, Inc., where she was responsible for global finance, facilities, information systems and investor relations. She came to Aspect from Escalate, a business-to-business eCommerce applications service provider, where she was Senior Vice President and Chief Financial Officer. Ms. Rafael has also held financial management positions at Sun Microsystems Inc., Apple Computer Inc. and Ernst & Young. Ms. Rafael holds a B.S.C. in accounting from the University of Santa Clara and is a Certified Public Accountant.

   As Chief Operating Officer, Gary L. Smith leads the company's global sales and customer service operations and is responsible for all of Aspect's customer-facing functions, including global sales, service, consulting, education, distribution and business alliance partners. Before joining Aspect in April 2000, Smith was the Chief Sales Officer for Electronic Data Systems Corporation (EDS). He joined EDS in 1994 as Vice President of Sales for the Global Telecommunications Division in the Communications Industry Group (CIG) and was promoted in 1997 to Vice President of Sales and Sales Support for CIG. Prior to joining EDS, Smith was Vice President of Commercial Sales and Division Vice President of National Accounts at Williams Telecommunications. He was Vice President of Division National Account Programs and later Director of Advanced Network Systems at MCI Telecommunications for five years. Before MCI, he was Director of Sales and Marketing for NCR's Office Systems Division and began his sales, marketing and management career at IBM, where he spent 13 years.

   Information with respect to directors of the Registrant is incorporated by reference to the information under the caption "Election of Directors" in the Registrant's 2001 Proxy Statement.

   Information required by Item 405 of Regulation S-K is incorporated by reference to the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's 2001 Proxy Statement.

Item 11. Executive Compensation

   The information required by this Item is incorporated by reference to the information under the caption "Executive Compensation" contained in the Registrant's 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is incorporated by reference to the information under the caption "Security Ownership of Principal Shareholders and Management" contained in the Registrant's 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information required by this Item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" contained in the Registrant's 2001 Proxy Statement.

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

   (b) Reports on Form 8-K

   Not Applicable.

                       ASPECT COMMUNICATIONS CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE
                                 (Item 14 (a))

                                                             Reference Page(s)
                                                             ------------------
                                                                   2000 Annual
                                                             Form   Report to
                                                             10-K  Shareholders
                                                             ----- ------------
Selected Consolidated Financial Data........................   --           F-1
Consolidated Balance Sheets as of December 31, 2000 and
 1999.......................................................   --          F-14
Consolidated Statements of Operations for the years ended
 December 31, 2000, 1999, and 1998..........................   --          F-15
Consolidated Statements of Shareholders' Equity for the
 years ended December 31, 2000, 1999, and 1998..............   --          F-16
Consolidated Statements of Cash Flows for the years ended
 December 31, 2000, 1999, and 1998..........................   --          F-17
Notes to Consolidated Financial Statements..................   --  F-18 to F-34
Independent Auditors' Report................................   --          F-35
Selected Quarterly Financial Data (unaudited)...............   --          F-36
Consolidated Financial Statements Schedule for the years
 ended December 31, 2000, 1999, and 1998: II--Valuation and
 Qualifying Accounts and Reserves...........................   14           --

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

                       ASPECT COMMUNICATIONS CORPORATION

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

          YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (in thousands)

                                        Beginning                       Ending
                                         Balance  Additions Deductions  Balance
                                        --------- --------- ----------  -------
2000
Allowance for doubtful accounts........  $7,180    $2,412     $  533(1) $9,059
Warranty reserve.......................  $  712    $2,387     $1,371(2) $1,728

1999
Allowance for doubtful accounts........  $4,415    $6,722     $3,957(1) $7,180
Warranty reserve.......................  $3,347    $  935     $3,570(2) $  712

1998
Allowance for doubtful accounts........  $1,716    $3,081     $  382(1) $4,415
Warranty reserve.......................  $3,948    $5,083     $5,684(2) $3,347

--------
(1) Accounts written off.

(2) Warranty costs incurred.

                       ASPECT COMMUNICATIONS CORPORATION

                               INDEX TO EXHIBITS
                                 (Item 14 (a))

 Exhibit
 Number                                Description
 -------                               -----------
  2.1    Agreement and Plan of Merger dated April 1, 1998, among the
          Registrant, Venus Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Registrant, and Voicetek Corporation a
          Massachusetts corporation. (1)
  3.1    Amended and Restated Articles of Incorporation of the Registrant. (2)
  3.2    Certificate of Determination of the Rights, Preferences and Privileges
          of the Series A Participating Preferred Stock, dated May 11, 1999.
          (3)
  3.3    Bylaws of the Registrant, as amended to date. (2)
  3.4    Certificate of Amendment to Registrant's Articles of Incorporation,
          dated September 24, 1999. (2)
  4.1    Indenture, dated August 10, 1998, by and among the Registrant and
          State Street Bank and Trust Company of California, N.A., as Trustee,
          including the form of Debenture. (4)
  4.2    Form of Debenture (included in Exhibit 4.1). (4)
  4.3    Registration Rights Agreement, dated August 10, 1998, by and among the
          Registrant, Morgan Stanley & Co. Incorporated and Credit Suisse First
          Boston Corporation. (4)
  4.4    Preferred Shares Rights Agreement, dated May 11, 1999. (3)
 10.2b   1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective May 20, 1993. (2)
 10.2c   1999 Equity Incentive Plan, as amended and forms of option agreements thereunder. (2)
 10.3a   1989 Directors' Stock Option Plan and forms of option agreements thereunder. (5)
 10.3b   1998 Directors' Stock Option Plan, as amended. (2)
 10.4a   1990 Employee Stock Purchase Plan and form of subscription agreement thereunder, as amended, effective July 1, 1991. (2)
 10.4b   1996 Employee Stock Option Plan, as amended. (2)
 10.6    Form of Stock Bonus Agreement for the Registrant's Newborn Stock Bonus
          Program. (5)
 10.7    Form of Indemnification Agreement. (5)
 10.39   Lease Agreement between the Registrant and Spieker Partners, dated
          October 1,1990, as amended. (2)
 10.39a  Amendment Number One to the Lease Agreement between the Registrant and
          Spieker Partners, dated October 1, 1990. (2)
 10.39b  Amendment to the Lease Agreement between the Registrant and Spieker
          French # 97, L.P., dated August 1, 1993. (2)
 10.39c  Amendment to the Lease Agreement between the Registrant and Spieker
          French # 97, L.P., dated October 1, 1993. (2)
 10.39d  Amendment to the Lease Agreement between the Registrant and Spieker
          Properties, L.P., dated July 12, 1995. (2)
 10.39e  Amendment to the Lease Agreement between the Registrant and Spieker
          Properties, L.P. dated July 12, 1995. (2)
 10.55   Agreement of Purchase and Sale between the Registrant and Arrow
          Electronics, Inc., dated April 22, 1996. (2)

 Exhibit
 Number                               Description
 -------                              -----------
  10.56  Patent License Agreement and Mutual Release with Lucent Technologies
          Inc., effective as of January 1, 1998. (2)
  10.58  Severance Agreement between the Registrant and Dennis L. Haar, dated
          November 11, 1998. (2)
  10.59  Severance Agreement between the Registrant and Robert A. Blatt, dated
          March 25, 1999. (2)
  10.62  Employment Agreement between the Registrant and Kathleen M. Cruz, dated March 1, 1999. (2)
  10.69  Employment Agreement between the Registrant and Eric J. Keller, dated
          May 15, 1999. (2)
  10.71  Form of Employment Agreement between the Registrant and certain executive officers of the Registrant. (2)
  10.73  Promissory Note between the Registrant and Barry Wright, dated August
          9, 1999. (2)
  10.74  Cash Bonus Agreement between the Registrant and Barry Wright, dated
          August 9, 1999. (2)
  10.75  Employment Agreement between the Registrant and Gary L. Smith, dated
          April 6, 2000.
  10.76  Severance Agreement between the Registrant and William H. Delevati, dated April 3, 2000. (2)
  10.77  Severance Agreement between the Registrant and Barry Wright, dated
          April 4, 2000. (2)
  10.78  Employment Agreement between the Registrant and James R. Carreker, dated April 25, 2000. (2)
  10.79  Employment Agreement between the Registrant and Beatriz V. Infante, dated April 26, 2000. (2)
  10.80  Employment Agreement between the Registrant and Betsy Rafael, dated
          February 28, 2001.
  10.81  Aspect Incentive Plan, as amended.
  21.1   Subsidiaries of the Registrant--Jurisdiction of Incorporation.
  23.1   Independent Auditors' Consent and Report on Schedule.
  24.1   Power of Attorney (see page 17).

--------
(1) Incorporated by reference to the Registrant's Report on Form 8-K, dated May 11, 1998.
(2) Incorporated by reference to identically numbered exhibits to the Registrant's previously filed Form 10-K's or Form 10-Q's or to exhibits to the Registrant's previously filed Form S-8's.
(3) Incorporated by reference to the Registrant's Registration Statement on Form 8-A filed June 25, 1999.
(4) Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-3 filed on December 21, 1998.
(5) Incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-33994), which became effective on April 30, 1990.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 30, 2001 on its behalf by the undersigned, thereunto duly authorized.

                                          Aspect Communications Corporation

                                                 /s/ Beatriz V. Infante
                                          By: _________________________________
                                                     Beatriz V. Infante
                                                  Chairman, President, and
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally Beatriz V. Infante and Betsy Rafael, and each one of them, her attorneys in fact, each with the power of substitution, for her in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereunto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or her substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

     /s/ Beatriz V. Infante          Chairman, President, and       March 30, 2001
____________________________________  Chief Executive Officer
        (Beatriz V. Infante)

        /s/ Betsy Rafael             Executive Vice President,      March 30, 2001
____________________________________  Finance, Chief Financial
           (Betsy Rafael)             Officer, and Secretary

    /s/ Norman A. Fogelsong          Director                       March 30, 2001
____________________________________
       (Norman A. Fogelsong)

      /s/ David B. Wright            Director                       March 30, 2001
____________________________________
         (David B. Wright)

      /s/ Debra J. Engel             Director                       March 30, 2001
____________________________________
          (Debra J. Engel)

        /s/ John W. Peth             Director                       March 30, 2001
____________________________________
           (John W. Peth)

   /s/ Christopher B. Paisley        Director                       March 30, 2001
____________________________________
      (Christopher B. Paisley)

      /s/ Donald P. Casey            Director                       March 30, 2001
____________________________________
         (Donald P. Casey)

                       ASPECT COMMUNICATIONS CORPORATION

                               INDEX TO EXHIBITS
                                 (Item 14 (a))

 Exhibit
 Number                               Description
 -------                              -----------
  10.75  Employment Agreement between the Registrant and Gary L. Smith, dated
          April 6, 2000.
  10.80  Employment Agreement between the Registrant and Betsy Rafael, dated
          February 28, 2001.
  10.81  Aspect Incentive Plan, as amended.
  21.1   Subsidiaries of the Registrant--Jurisdiction of Incorporation.
  23.1   Independent Auditors' Consent and Report on Schedule.
  24.1   Power of Attorney (see page 17).