Form 10-Q
period 2001-03-31
ASPECT COMMUNICATIONS CORP
filed 2001-05-14
CIK 779390

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from  to

                        Commission file number: 0-18391

                               ----------------

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

                               ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 51,617,528 at April 30, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       ASPECT COMMUNICATIONS CORPORATION

                                     INDEX

                                                                          Page
Description                                                              Number
-----------                                                              ------
Cover Page


Index..................................................................     2


Part I: Financial Information


Item 1: Financial Statements


Condensed Consolidated Balance Sheets as of March 31, 2001 and December
 31, 2000..............................................................     3


Condensed Consolidated Statements of Operations for the Three Month
 Periods Ended March 31, 2001 and 2000.................................     4


Condensed Consolidated Statements of Cash Flows for the Three Month
 Periods Ended March 31, 2001, and 2000................................     5


Notes to Condensed Consolidated Financial Statements...................     6


Item 2: Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................     9


Item 3: Quantitative and Qualitative Disclosures About Financial Market
 Risk..................................................................    18


Part II: Other Information


Item 6: Exhibits and Reports on Form 8-K...............................    18


Signature..............................................................    19

                       ASPECT COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share amounts--unaudited)

                                                         March 31,  December 31,
                                                           2001         2000
                                                         ---------  ------------
                         ASSETS
                         ------

Current assets:
  Cash and cash equivalents............................. $ 68,555     $ 84,544
  Short-term investments................................   84,419       86,869
  Marketable equity securities..........................    2,281        9,545
  Accounts receivable, net..............................   91,830      135,243
  Inventories...........................................   25,800       19,940
  Other current assets..................................   29,667       26,925
                                                         --------     --------
    Total current assets................................  302,552      363,066
Property and equipment, net.............................  116,858      108,780
Intangible assets, net..................................  138,515      146,394
Other assets............................................   17,312       17,258
                                                         --------     --------
    Total assets........................................ $575,237     $635,498
                                                         ========     ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
  Accounts payable...................................... $ 29,093     $ 33,553
  Accrued compensation and related benefits.............   24,757       28,483
  Accrued other liabilities.............................   59,396       67,609
  Deferred revenue......................................   43,114       45,041
                                                         --------     --------
    Total current liabilities...........................  156,360      174,686
Capital lease obligations...............................      732          852
Deferred taxes..........................................    5,015        3,394
Convertible subordinated debentures.....................  175,620      173,041

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value: 2,000,000 shares
   authorized, none outstanding.........................       --           --
  Common stock, $.01 par value: 100,000,000 shares
   authorized, shares outstanding: 51,612,828 and
   51,125,114 at March 31, 2001 and December 31, 2000,
   respectively.........................................  194,737      190,947
  Deferred compensation.................................   (2,028)      (2,421)
  Accumulated other comprehensive income................   (1,241)       2,726
  Retained earnings.....................................   46,042       92,273
                                                         --------     --------
    Total shareholders' equity..........................  237,510      283,525
                                                         --------     --------
    Total liabilities and shareholders' equity.......... $575,237     $635,498
                                                         ========     ========

            See Notes to Condensed Consolidated Financial Statements

                       ASPECT COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data--unaudited)

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Net Revenues:
  Licenses................................................. $ 31,503  $ 46,083
  Services.................................................   60,885    61,890
  Other....................................................   22,145    36,450
                                                            --------  --------
    Total Net Revenues.....................................  114,533   144,423
                                                            --------  --------


Cost of Revenues:
  Cost of licenses revenues................................    1,997     2,836
  Cost of services revenues................................   38,797    41,215
  Cost of other revenues...................................   19,806    24,350
  Amortization of intangible assets........................    1,238     1,221
                                                            --------  --------
    Total Cost of Revenues.................................   61,838    69,622
                                                            --------  --------
Gross Margin...............................................   52,695    74,801


Operating Expenses:
  Research and development.................................   23,218    24,401
  Sales and marketing......................................   49,892    38,390
  General and administration...............................   11,784     9,223
  Restructuring charge.....................................    6,954        --
  In-process research and development......................       --     5,018
  Amortization of intangible assets and stock-based
   compensation............................................    6,787     5,131
                                                            --------  --------
    Total Operating Expenses...............................   98,635    82,163
                                                            --------  --------
Loss from operations.......................................  (45,940)   (7,362)


Interest and other income..................................    2,194     6,715
Interest and other expense.................................   (2,410)   (2,596)
                                                            --------  --------
Loss before income taxes...................................  (46,156)   (3,243)
Provision for income taxes.................................      (75)   (1,204)
                                                            --------  --------
Net loss................................................... $(46,231) $ (4,447)
                                                            ========  ========


Basic and diluted net loss per share....................... $  (0.90) $  (0.09)
                                                            ========  ========
Weighted average shares outstanding........................   51,238    50,482
                                                            ========  ========

            See Notes to Condensed Consolidated Financial Statements

                       ASPECT COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands--unaudited)

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Cash flows from operating activities:
Net loss................................................... $(46,231) $ (4,447)
Reconciliation of net loss to cash provided by (used in)
 operating activities:
 Depreciation..............................................    9,898     4,692
 Amortization of intangibles and stock-based compensation..    8,025     6,352
 Noncash interest expense on debentures....................    2,579     2,432
 In-process research and development.......................       --     5,018
 Deferred taxes............................................    2,588   (18,724)
 Changes in assets and liabilities, net of effects from
  companies acquired in 2000:
  Accounts receivable......................................   41,447   (17,406)
  Inventories..............................................   (5,961)       87
  Other current assets and other assets....................   (1,289)   27,254
  Accounts payable.........................................   (4,368)    5,962
  Accrued compensation and related benefits................   (3,564)     (807)
  Accrued other liabilities................................   (7,560)  (13,051)
  Deferred revenue.........................................   (1,581)   11,574
                                                            --------  --------
   Cash provided by (used in) operating activities.........   (6,017)    8,936


Cash flows from investing activities:
 Short-term investment purchases...........................  (36,533)  (66,278)
 Short-term investment sales and maturities................   39,612    76,961
 Property and equipment purchases..........................  (18,768)   (7,907)
 Purchase of company, net of cash acquired.................       --   (44,942)
                                                            --------  --------
   Cash used in investing activities.......................  (15,689)  (42,166)


Cash flows from financing activities:
 Other common stock transactions, net......................    4,037    24,530
 Payments on capital lease obligation......................     (120)       --
 Payments on note payable..................................       --    (1,676)
                                                            --------  --------
   Cash provided by financing activities...................    3,917    22,854


 Effect of exchange rate changes on cash and cash
  equivalents..............................................    1,800       397


Net decrease in cash and cash equivalents..................  (15,989)   (9,979)
                                                            --------  --------
Cash and cash equivalents:
 Beginning of period.......................................   84,544    84,826
                                                            --------  --------
 End of period............................................. $ 68,555  $ 74,847
                                                            ========  ========
Supplemental disclosure of cash information:
 Cash paid for interest.................................... $     34        --
                                                            ========  ========
Supplemental schedule of noncash investing activities:
 Stock option issued in connection with the acquisition of
  PakNetX Corporation......................................       --  $ 10,422
                                                            ========  ========

            See Notes to Condensed Consolidated Financial Statements

                       ASPECT COMMUNICATIONS CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED

Basis of Presentation

The condensed consolidated financial statements include the accounts of Aspect Communications Corporation ("Aspect" or the "Company") and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the quarter ended March 31, 2000 have been adjusted to reflect the adoption of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which became effective for the Company during the fourth quarter of 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 2000 "Annual Financial Report to Shareholders" attached as an appendix to the Proxy Statement for the 2001 Annual Meeting of Shareholders.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

                                                          March 31, December 31,
                                                            2001        2000
                                                          --------- ------------
   Raw materials.........................................  $21,524    $14,779
   Work in progress......................................    3,820      3,404
   Finished goods........................................      456      1,757
                                                           -------    -------
     Total inventories...................................  $25,800    $19,940
                                                           =======    =======

Comprehensive Loss

Comprehensive loss is calculated as follows (in thousands):

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
   Net loss................................................ $(46,231) $ (4,447)
   Unrealized loss on investments, net.....................   (4,047)  (11,765)
   Accumulated translation adjustments, net................       80      (466)
                                                            --------  --------
   Total comprehensive loss................................ $(50,198) $(16,678)
                                                            ========  ========

                       ASPECT COMMUNICATIONS CORPORATION

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

Per Share Information

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share further includes the dilutive impact of stock options. Basic and diluted loss per share for the three months ended March 31 are calculated as follows (in thousands, except per share data):

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                               2001     2000
                                                             --------  -------
   Net loss................................................. $(46,231) $(4,447)
                                                             ========  =======
   Weighted average shares outstanding......................   51,381   50,482
   Restricted common stock..................................     (143)      --
                                                             --------  -------
   Shares used in calculation, basic and diluted............   51,238   50,482
                                                             ========  =======
   Basic and diluted net loss per share..................... $  (0.90) $ (0.09)
                                                             ========  =======

The Company had approximately 13.5 million and 10.6 million common stock options outstanding for the period ended March 31, 2001 and 2000, respectively, which could potentially dilute basic earnings per share in the future. These options were excluded from the computation of diluted earnings per share because inclusion of these shares would have had an anti-dilutive effect, as the Company had a net loss for the period. As of March 31, 2001 and 2000, the Company had 4.3 million shares of common stock issuable upon conversion of the convertible debentures. Additionally, the Company had 134,500 shares of restricted common stock outstanding at March 31, 2001. The weighted average of these shares were not included in the calculation of diluted earnings per share for any of the periods presented, because this inclusion would have been anti-dilutive.

New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS No.) 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 as of January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

Capitalization of Interest Costs

The Company began capitalizing interest costs relating to the construction of a new building during the third quarter of 2000. For the quarter ended March 31, 2001, approximately $400,000 was capitalized into construction in progress.

                       ASPECT COMMUNICATIONS CORPORATION

Restructuring Charge

In February 2001, the Company reduced its workforce by 6% and consolidated selected facilities in its continuing effort to better optimize operations. This resulted in a restructuring charge of $7.0 million. Components of the restructuring accrual as of March 31, 2001 were as follows (in thousands):

                              Severance   Consolidation     Other
                                 and      of Facilities Restructuring
                             Outplacement     Costs         Costs      Total
                             ------------ ------------- ------------- -------
   Provision................   $ 3,227       $3,219         $508      $ 6,954
   Expenses.................    (2,287)        (484)         --        (2,771)
                               -------       ------         ----      -------
   Balance at March 31,
    2001....................   $   940       $2,735         $508      $ 4,183
                               =======       ======         ====      =======


Severance and outplacement costs related to the termination of 153 employees. Employee separation costs include severance and other related benefits. Functions impacted by the restructuring included sales and sales infrastructure, support services, manufacturing, and corporate functions. As of March 31, 2001, the Company made $2.3 million in severance payments, and the remaining balance will be paid by the third quarter of 2001.

Consolidation of facilities costs includes rent of unoccupied facilities, long-term asset writedowns of $484,000, and other facilities related costs. As of March 31, 2001, $2.7 million will be paid over fiscal year 2001 and 2002.

Other restructuring costs primarily include taxes, legal, and travel expenses. We expect these expenses will be fully paid during the second quarter of 2001.

Subsequent Events

On April 17, 2001, the Company announced that it expects to take a restructuring charge of approximately $10 to $12 million in the second quarter of 2001 as a result of a planned workforce reduction of approximately 15% and a further consolidation of facilities.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I--Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis in the Company's 2000 Annual Financial Report to Shareholders.

The matters discussed in this report including, but not limited to, statements relating to (i) the Company's restructuring; (ii) the Company's ongoing effort to incorporate technology acquired from PakNetX into the Company's products, including the amortization of intangibles; (iii) changes in anticipated spending levels in research and development, sales and marketing, and general and administrative expenses; and (iv) the adequacy of our financial resources to meet currently anticipated cash flow requirements for the next twelve months are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Forward-looking statements may be identified by phrases such as "we anticipate," "are expected to," and "on a forward-looking basis," and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Specific factors that could cause actual revenue and earnings per share results to differ include a potentially prolonged period of generally poor economic conditions that could impact our customers' purchasing decisions, the significant percentage our quarterly sales that are consummated in the last few days of the quarter, making financial predictions difficult and raising a substantial risk of variance in actual results; fluctuations in our North American and International business levels; the hiring and retention of key employees; changes in product line revenues; insufficient, excess, or obsolete inventory and variations in valuation; the potential disruption to our business which could result from the current power shortages in California; and foreign exchange rate fluctuations. For a discussion of these and other risks related to our business, see the section entitled "Business Environment and Risk Factors" below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

Background and Acquisition

Aspect Communications Corporation is the leading provider of customer relationship portals, contact servers for managing dynamic customer contact transactions across wired and wireless communication channels. The Aspect Customer Relationship Portal allows businesses to manage customer contacts dynamically and turn them into relationships, opportunities and customer loyalty. The Aspect Customer Relationship Portal synchronizes all customer contact points, including live and self-service, with demonstrated customer return on investment. Aspect's leadership in electronic customer relationship management (eCRM) solutions is based on more than 15 years of experience and over 7,600 implementations deployed worldwide. Aspect powers approximately
78 percent of the Fortune 50. Aspect was incorporated on August 16, 1985 in California, and is headquartered in San Jose, California, with offices in major cities around the world.

In February 2001, as part of its continuing effort to optimize operations, the Company reduced its workforce by 6% and consolidated selected facilities. This reduction and consolidation resulted in a restructuring charge of $7.0 million.

On February 18, 2000, the Company acquired privately held PakNetX Corporation (PakNetX), an eBusiness software provider based in Salem, New Hampshire. The transaction enabled Aspect to integrate multimedia-over-IP technology into its flagship customer relationship portal software and strengthen the Company's eCRM market position. The transaction was accounted for as a purchase and resulted in a one-time charge of approximately $5 million related to in-process technology in the quarter ended March 31, 2000. The Company initially paid approximately $45 million in cash for all the outstanding common and preferred shares and warrants of PakNetX. In addition, Aspect assumed the existing PakNetX stock option plan and converted PakNetX stock options into options to purchase approximately 160,000 shares of Aspect common stock with a fair value of approximately $10 million and incurred transaction costs of approximately $2 million. In 2000, the Company made an additional $10 million in milestone payments. This amount was added to goodwill and is being amortized over the remaining useful life of the intangible asset. The historical operations of PakNetX are not material to the financial position or results of operations of the Company.

The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired including purchased in-process technology and the $10 million in milestone payments are summarized as follows (in thousands):

                                                                           Amortization
Total purchase price:             Purchase price allocation:              period (years)
---------------------             --------------------------              --------------
Total cash consideration  $54,948 Tangible assets               $    301
Value of options assumed   10,422 Intangible assets:
Transaction costs           1,850 Developed and core technology   41,466        7
                                  Assembled workforce                567        4
                                  Testing tools                      518        4
                                  Goodwill                        34,018        7
                                  In-process technology            5,018     Expensed
                                  Tangible liabilities            (1,790)
                                  Deferred tax liabilities       (12,878)
                          -------                               --------
                          $67,220                               $ 67,220
                          =======                               ========

As noted above, Aspect recorded a one-time charge of approximately $5 million in the first quarter of 2000 for purchased in-process technology that had not reached technological feasibility and had no alternative future use. The purchased in-process technology related to the development of Version 4.0 of PakNetX's integrated contact center solution that had not reached technological feasibility, and therefore successful development was uncertain. As of March 31, 2001, some components of this technology had been incorporated into Aspect products, while the remaining components are expected to reach technological feasibility during the latter part of the fiscal year. Failure to successfully complete the remaining components of this project could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows. As of March 31, 2001, we have incurred an additional $5.2 million related to the development of this technology.

Significant assumptions used to determine the value of in-process technology included: (i) projected net cash flows that the Company expected to result from development efforts; (ii) an estimate of the percentage of the project that has been completed; and (iii) a discount rate of approximately 25%. As of March 31, 2001, no significant departures from the assumptions included in the valuation analysis had occurred.

Results of Operations

The following table sets forth statement of operations data for the three months ended March 31, 2001 expressed as a percentage of total revenues:

                                                     Three Months Ended
                                                          March 31,
                                                     ----------------------
                                                       2001         2000
                                                     ---------    ---------
   Net Revenues:
     Licenses.......................................         28 %         32 %
     Services.......................................         53           43
     Other..........................................         19           25
                                                      ---------    ---------
       Total Net Revenues...........................        100          100
                                                      ---------    ---------

   Cost of Revenues:
     Cost of licenses revenues......................          2            2
     Cost of services revenues......................         34           28
     Cost of other revenues.........................         17           17
     Amortization of intangible assets..............          1            1
                                                      ---------    ---------
       Total Cost of Revenues.......................         54           48
                                                      ---------    ---------
   Gross Margin.....................................         46           52


   Operating Expenses:
     Research and development.......................         20           17
     Sales and marketing............................         44           27
     General and administration.....................         10            6
     Restructuring charge...........................          6           --
     In-process research and development............         --            3
     Amortization of intangible assets and stock-
      based compensation............................          6            4
                                                      ---------    ---------
       Total Operating Expenses.....................         86           57
                                                      ---------    ---------
   Loss from operations.............................        (40)          (5)


   Interest and other income........................          2            5
   Interest and other expense.......................         (2)          (2)
                                                      ---------    ---------
   Loss before income taxes.........................        (40)          (2)
   Provision for income taxes.......................         --           (1)
                                                      ---------    ---------
   Net loss.........................................        (40)%         (3)%
                                                      =========    =========

Revenues

Net revenues for the first quarter of 2001 decreased 21% to $114.5 million from $144.4 million in the same period last year. International net revenues, as a percentage of total net revenues over the periods presented were approximately 30% and 34%, respectively.

Licenses revenues for the first quarter of 2001 decreased 32% to $31.5 million from $46.1 million in the same period last year. Licenses revenues consist of strategic and other software revenues. The decrease is primarily due to the current global economic slowdown, resulting in longer purchase cycles.

Services revenues for the first quarter of 2001 decreased 2% to $60.9 million from $61.9 million in the same period last year. Services revenues consist primarily of maintenance and support revenues, consulting services, and educational fees. Services revenues remained relatively unchanged due to revenues generated from recurring maintenance and software support contracts.

Other revenues for the first quarter of 2001 decreased 39% to $22.1 million from $36.5 million in the same period last year. Other revenues consist of platform (hardware) revenues. The decrease is primarily due to the current global economic slowdown and the transformation of our business model.

Gross Margin

Gross margin on licenses revenues was 94% for the first quarter of 2001 and 2000. Cost of licenses revenues includes third party software royalties, product packaging, and documentation.

Gross margin on services revenues was 36% in the first quarter of 2001, and 33% in the first quarter of 2000. Gross margin on services revenues increased as a result of selling a more profitable mix of services.

Gross margin on other revenues was 11% in the first quarter of 2001, and 33% in the first quarter of 2000. Cost of other revenues includes labor, materials, overhead, and other directly allocated costs involved in the manufacture and delivery of the products. Gross margin on other revenues decreased due to the repricing of our products, and lower than anticipated revenues in the first quarter of 2001 while fixed costs remained relatively flat.

Operating Expenses

Research and development (R&D) expenses in the first quarter of 2001 decreased 5% to $23.2 million from $24.4 million in the first quarter of 2000. R&D expenditures reflect our ongoing efforts to remain competitive through both new product development and expanded capabilities for existing products. The decrease is primarily due to our overall expense reduction initiatives. As a percentage of net revenues, R&D expenses were 20% and 17% in the first quarter of 2001 and 2000, respectively. We anticipate, on a forward-looking basis, that such expenses in absolute dollars will remain relatively flat in 2001, although such expenses as a percentage of net revenues may fluctuate between periods.

Sales and marketing (S&M) expenses in the first quarter of 2001 increased 30% to $49.9 million from $38.4 million in the first quarter of 2000. The increase primarily resulted from increases in direct sales headcount, sales support infrastructure, and marketing efforts. S&M expenses as a percentage of net revenues were 44% in the first three months of 2001 and 27% in the first three months of 2000. We anticipate, on a forward-looking basis, that S&M expenses will decrease in 2001, although such expenses as a percentage of net revenues may fluctuate between periods.

General and administrative (G&A) expenses in the first quarter of 2001 increased 28% to $11.8 million from $9.2 million in the first quarter of 2000. The increase primarily resulted from the increase in headcount and higher expenditures on salaries. G&A expenses as a percentage of net revenues were 10% in the first three months of 2001 and 6% in the first three months of 2000. We anticipate, on a forward-looking basis, that such expenses in absolute dollars will decrease in 2001, although such expenses as a percentage of net revenues may fluctuate between periods.

Restructuring charge of $7.0 million in the first quarter of 2001, or $0.14 per diluted share, relates to the Company's workforce reduction and consolidation of selected facilities in an effort to optimize operational efficiency and reduce overall costs. As a result of the restructuring, the Company expects to reduce expenses by $3 to $4 million in each subsequent quarter in 2001.

In-process research and development expenses represent a non-recurring charge of $5 million in the first quarter of 2000, or $0.10 per diluted share, related to the acquisition of PakNetX.

Amortization of intangibles and stock-based compensation expenses relate to the purchase of intangible assets in connection with various acquisitions and issuance of restricted stock to specific employees. Amortization expenses included in cost of revenues were $1.2 million for both quarters ended March 31, 2001 and 2000. Amortization expense and stock-based compensation expenses included in operating expenses were $6.8 million and $5.1 million in the quarters ended March 31, 2001 and 2000, respectively.

Interest and Other Income (Expense)

Interest and other income decreased to $2.2 million in the first quarter of 2001 from $6.7 million in the same period last year. The decrease is primarily due to a pretax gain of $3.7 million on the sale of appreciated marketable equity securities in the first quarter of 2000 and lower interest income attributable to lower average investment amounts in the first quarter of 2001.

Interest and other expense was $2.4 million in the first quarter of 2001 as compared to $2.6 million in the same period last year.

Provision for Income Taxes

The Company recorded an income tax provision at an effective tax rate of less than 1% for the first three months of 2001 compared with a provision of 48% for the same period of 2000. The tax rate for the first three months of 2001 differs from the statutory rate due to current year net operating losses for which no benefit is provided as a result of the full valuation allowance against the Company's deferred tax assets. The tax rate for the first three months of 2000 excludes the effect of purchased in-process technology related to the acquisition of PakNetX and exceeds the statutory rate primarily due to nondeductible goodwill amortization.

Liquidity and Capital Resources

At March 31, 2001, the principal source of liquidity consisted of cash, cash equivalents, short-term investments, and marketable equity securities totaling $155.3 million, which represented 27% of total assets. The primary sources of cash during the first three months of 2001 were proceeds from the issuance of common stock under various stock plans of $4.0 million and net sales and maturities of short-term investments of $3.1 million. The primary uses of cash during the first three months of 2001 were $18.8 million for the purchase of property and equipment and $6.0 million for operating activities.

As of March 31, 2001, the fair market value of the Company's marketable equity securities was $2.3 million. These securities are available for sale at Aspect's discretion and are subject to market prices, which have historically fluctuated significantly.

At March 31, 2001, long-term outstanding borrowings totaled $176.3 million, and are comprised of $175.6 million in convertible debentures and $0.7 million for a capital lease.

The Company is currently constructing a new facility and is committed to pay a minimum of an additional $15 million to complete construction of the new building.

On a forward-looking basis, cash, cash equivalents, short-term investments, marketable equity securities, and anticipated cash flow from operations will be sufficient to meet presently anticipated cash requirements for at least the next twelve months.

Business Environment Risks

Our Company's Business Focus Continues to Evolve: Historically, we have supplied the hardware, software, and associated support services for implementing call center solutions. Our shift to an enterprise software business model has required and will continue to require substantial change, potentially resulting in some disruption to our business. Our inability to successfully continue or complete this transition in a timely manner could materially affect our business, operating results, or financial condition. These changes may include the following:

  . Changes in management and technical personnel;

  . Modifications to the pricing and positioning of our products which could impact revenues and operating results;

  . Expanded or differing competition resulting from operating in the enterprise software market;

  . More revenues being deferred to future periods under software revenue recognition rules; and/or

  . An increased reliance on systems integrators to develop, deploy, and/or manage our applications.

Our Revenues Are Dependent on a Small Number of Products: Historically, sales and installations of a small number of our products accounted for a substantial portion of net revenues. Demand for our products could be adversely affected by not meeting customer specifications and/or by problems with system performance, system availability, installation or service delivery commitments, or market acceptance.

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

We May Be Involved in Litigation: We may be involved in litigation for a variety of matters. Any claim brought against us would likely have a financial impact, both because of the effect on our common stock performance and because of the disruption, costs, and diversion of management attention such a claim would cause. In our industry, there has been extensive litigation regarding patents and other intellectual property rights, and we are periodically notified of such claims by third parties. In the past, we have been sued for alleged patent infringement.

Organizations in our industry may intend to use intellectual property litigation to generate revenues. In the future, claims asserting infringement of intellectual property rights may be asserted or prosecuted against us. Although we periodically negotiate with third parties to establish intellectual property license or cross-license agreements, like our patent cross-license agreement with Lucent Technologies, Inc., such negotiations may not yield a settlement.

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

Doing Business Internationally Involves Significant Risk: We market our products and services worldwide and anticipate entering additional countries in the future. If we fail to enter certain major international markets successfully, our competitive position could be impaired and we may be unable to compete on a global scale. The financial resources required to enter, establish, and grow new and existing international markets may be substantial, and international operations are subject to additional risks including:

  . The cost and timing of the multiple governmental approvals and product modifications required by many countries;

  . Market acceptance;

  . Exchange rate fluctuations;

  . Delays in market deregulation;

  . Difficulties in staffing and managing foreign subsidiary operations;
    and/or

  . Global economic climate considerations including potentially negative tax and foreign and domestic trade legislation, which could result in the creation of trade barriers such as tariffs, duties, quotas, and other restrictions.

Regulatory Changes and Changes Made to Generally Accepted Accounting Practices Principles May Impact Our Business: The electronic communications industry in general is subject to a wide range of regulations throughout various markets and throughout various countries in which we currently operate or may wish to operate in the future. In addition, new products and services may involve entering into different or newly regulated areas. Changes in these environments may impact our business and could affect our ability to operate in certain markets or certain regions from time to time.

Required revisions to generally accepted accounting principles will require us to review our accounting and financial reporting procedures in order to ensure continued compliance with required policies. From time to time such changes may have a short-term impact in the reporting that we do, and these changes may impact market perception of our financial condition.

Technology Risks

Our Intellectual Property May Be Copied, Obtained, or Developed by Third
Parties: Our success depends in part upon our internally developed technology. Despite the precautions we take to protect our intellectual property, unauthorized third parties may copy or otherwise obtain and use our technology. In addition, third parties may develop similar technology independently.

Technology Is Rapidly Changing: The market for our products and services is subject to rapid technological change and new product introductions. Current competitors or new market entrants may develop new, proprietary products with features that could adversely affect the competitive position of our products. We may not successfully anticipate market demand for new products or services, or introduce them in a timely manner.

The convergence of voice and data networks, and wired and wireless communications could require substantial modification and customization of our current products and business models, as well as the introduction of new products. We may not be able to compete effectively in these markets. In addition, Aspect's products must readily integrate with major third-party security, telephony, front-office, and back-office systems. Any changes to these third-party systems could require us to redesign our products, and any such redesign might not be possible on a timely basis or achieve market acceptance.

Transaction Risks

Acquisitions and Investments May Be Difficult and Disruptive: We have made a number of acquisitions and have made minority equity investments in other companies. Acquisitions or investments we make may experience significant fluctuations in market value or may result in significant write-offs, the creation of goodwill, or the issuance of additional equity or debt securities. These acquisitions and investments can, therefore, be costly and disruptive, and we may be unable to successfully integrate a new business or technology into our business. We may continue to make such acquisitions and investments, and there are a number of risks that future transactions could entail. These risks include the inability to successfully integrate or commercialize acquired technologies or otherwise realize anticipated synergies or economies of scale on a timely basis; the negative impact on earnings of significant charges related to the amortization of purchased technology and goodwill; diversion of management attention; adverse impact on our annual effective tax rate; dilution of existing equity holders; disruption of our ongoing business; inability to assimilate and/or retain key technical and managerial personnel for both companies; inability to establish and maintain uniform standards, controls, procedures, and processes; potential legal liability for pre-acquisition activities; permanent impairment of our equity investments; governmental, regulatory, or competitive responses to the proposed transactions; and/or impairment of relationships with employees, vendors, and/or customers including, in particular, acquired original equipment manufacturer and value-added reseller relationships.

Operational/Performance Risks

Our Revenues and Operating Results Are Uncertain and May Fluctuate: Our revenues may fluctuate significantly from period to period. There are many reasons for this variability, including the shift in our focus from supplying telecommunications equipment to becoming a provider of contact server software, and associated software applications; reduced demand for some of our products and services; a limited number of large orders accounting for a significant portion of product revenues in any particular quarter; the timing of consulting projects and completion of project milestones; the size and timing of individual software license transactions; dependence on new customers for a significant percentage of product revenues; the ability of our sales force to achieve quarterly revenue objectives; fluctuations in the results of existing operations, recently acquired subsidiaries, or distributors of our products or services; seasonality and mix of products and services and channels of distribution; our ability to sell support agreements and subsequent renewal agreements for support of our products; our ability to develop and market new products and control costs; and/or changes in market growth rates for different products and services.

In addition, our products typically represent substantial capital commitments by customers, involving a potentially long sales cycle. As a result, customer purchase decisions may be significantly affected by a variety of factors including trends in capital spending. For example, recent changes in general economic conditions resulted in many of our customers delaying and/or reducing their capital spending related to information systems. If the economy continues to be weak, demand for the Company's products could decrease, resulting in lower revenues and a decline in the overall rate of the Company's growth.

We May Experience Difficulty Managing Our Growth and Related Changes: Growth may place a significant strain on our operational and financial systems. We are upgrading these systems and may experience substantial disruption and incur significant expenses and write-offs during these transitions. We must carefully manage accounts receivables to limit credit risk. We must also maintain inventories at levels consistent with product demand. Inaccurate data (for example, credit histories or supply/demand forecasts) could quickly result in excessive balances or insufficient reserves.

We May Experience Difficulty Expanding Our Distribution Channels: We have historically sold our products and services through our direct sales force and a limited number of distributors. Changes in customer preferences, the competitive environment, or other factors may require us to broaden original equipment manufacturer distribution channels, as well as expand third-party distributor, electronic, and other alternative distribution channels. We anticipate a greater reliance on systems integrators as we complete our recently announced workforce adjustment that will ultimately reduce our internal consulting resources. We may not be successful in expanding these distribution channels.

We Are Dependent on Key Personnel: We depend on certain key management and technical personnel and on our ability to attract and retain highly qualified personnel in labor markets characterized by high turnover among, high demand for, and limited supply of, qualified people; and we have recently experienced increased levels of turnover among such personnel. We have recently undergone significant changes in senior management and technical personnel and may experience additional changes as a result of continuing volatility in the high technology employment sector. Further, we increased the size of our sales force during the last quarters of 2000. New personnel require extensive training and initially tend to be less productive than those with greater experience. Any delays or difficulties we encounter in recruiting, training, or retention could impair our ability to sell products and services, may be disruptive to our operations, and may make retention of highly qualified personnel increasingly challenging.

We Are Dependent on Third Parties: We subcontract substantial elements of our manufacturing and other support functions to third parties. We depend on certain critical components in the production of our products and services. Certain of these components are obtained only from a single supplier and only in limited quantities. In addition, some of our major suppliers use proprietary technology and software code that could require significant redesign of our products in the case of a change in vendor. Further, suppliers could discontinue their products, or modify them in manners incompatible with our current use, or use manufacturing processes and tools that could not be easily migrated to other vendors. We also subcontract various support functions to third parties. If any of these vendors experience difficulty meeting our requirements for components we may be unable to meet development or delivery commitments.

Our Operations Are Geographically Concentrated: Significant elements of our product development, manufacturing, information technology systems, corporate offices, and support functions are concentrated at a single location in the Silicon Valley area of California. We also concentrate engineering, administrative, and support functions and related infrastructure to support our international operations at our U.K. offices. In the event of localized extended outages of critical utilities, including prolonged or recurrent power interruptions due to the current shortages in California, or a natural disaster, such as an earthquake or flood, or any disruption of local transportation systems, we could experience a significant business interruption.

Financial/Capital Market Risks

The Prices of Our Common Stock and Convertible Subordinated Debentures Are
Volatile: We operate in a rapidly changing high-technology industry that exhibits significant stock market volatility. Accordingly, the price of our common stock and our convertible subordinated debentures may be subject to significant volatility. You cannot consider our past financial performance as a reliable indicator of performance for any future period, and should not use historical data to predict future results or trends. For any given quarter, a shortfall in our operating results from the levels expected by securities analysts or others could immediately and adversely affect the price of the convertible subordinated debentures and our common stock. If we do not learn of such shortfalls until late in a fiscal quarter, there could be an even more immediate and adverse effect on the price of the convertible subordinated debentures and our common stock. In addition, this volatility could be exacerbated by the relatively low trading volume of our common stock and debentures.

Foreign Currency Exchange: Revenues generated from international operations are generally denominated in foreign currencies. We enter into foreign exchange forward contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact has not been material in any of the past three fiscal years. At March 31, 2001, our primary net foreign currency market exposures included Euros and British pounds.

Our Debt and Debt Service Obligations Are Significant: We incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. This debt resulted in a ratio of long-term debt to total shareholders' equity of approximately 74% at March 31, 2001. As a result of this sale, we have substantially increased our principal and interest obligations. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.

Item 3. Quantitative and Qualitative Disclosures About Financial Market Risk

Reference is made to the information appearing under the caption "Quantitative and Qualitative Disclosures About Financial Market Risk" of the Registrant's 2000 Annual Financial Report to Shareholders, attached as an appendix to Aspect's 2001 Proxy Statement, which information is hereby incorporated by reference. The Company believes there were no material changes in the Company's exposure to financial market risk during the three months ended March 31, 2001.

                          Part II: Other Information

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

  Exhibit 10.82 Employment Agreement between Registrant and Donald P. Casey, dated January 30, 2001.

  Exhibit 10.83 Employment Agreement between Registrant and David B. Wright, dated February 15, 2001.

B. Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Aspect Communications Corporation
                                           (Registrant)

                                               /s/ Beatriz V. Infante
Date: May 14, 2001                        By: _________________________________
                                                   Beatriz V. Infante
                                             Chairman, President, and Chief
                                                    Executive Officer