Form 10-Q
period 2001-06-30
ASPECT COMMUNICATIONS CORP
filed 2001-08-14
CIK 779390

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.

                  For the quarterly period ended June 30, 2001

                                       or

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

                                  Yes X   No ___

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 51,653,418 at July 31, 2001.

                       ASPECT COMMUNICATIONS CORPORATION

                                     INDEX

Description                                                          Page Number
-----------                                                          -----------

Cover Page                                                                     1

Index                                                                          2

Part I: Financial Information

Item 1: Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2001
 and December 31, 2000                                                         3

Condensed Consolidated Statements of Operations for the
 Three and Six Months Ended June 30, 2001 and 2000                             4

Condensed Consolidated Statements of Cash Flows for the
 Three and Six Months Ended June 30, 2001 and 2000                             5

Notes to Condensed Consolidated Financial Statements                           6

Item 2: Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                           9

Item 3: Quantitative and Qualitative Disclosures About Financial
 Market Risk                                                                  17

Part II: Other Information

Item 4: Submission of Matters to a Vote of Security Holders                   18

Item 6: Exhibits and Reports on Form 8-K                                      18

Signature                                                                     19

                       ASPECT COMMUNICATIONS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share amounts - unaudited)

                                                                       June 30,      December 31,
                                                                         2001            2000
                                                                       --------      ------------
Assets
Current assets:
   Cash and cash equivalents                                           $ 73,355         $ 84,544
   Short-term investments                                                63,571           86,869
   Marketable equity securities                                             766            9,545
   Accounts receivable, net                                              83,838          135,243
   Inventories, net                                                      22,530           19,940
   Other current assets                                                  20,859           26,925
                                                                       --------         --------
     Total current assets                                               264,919          363,066

Property and equipment, net                                             119,082          108,780
Intangible assets, net                                                  130,697          146,394
Other assets                                                             16,816           17,258
                                                                       --------         --------
     Total assets                                                      $531,514         $635,498
                                                                       ========         ========

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                     $ 27,637         $ 33,553
  Accrued compensation and related benefits                              22,514           28,483
  Other accrued liabilities                                              63,829           67,609
  Deferred revenues                                                      38,435           45,041
                                                                       --------         --------
     Total current liabilities                                          152,415          174,686

Other long-term liabilities                                               4,390              852
Deferred taxes                                                            5,554            3,394
Convertible subordinated debentures                                     178,232          173,041
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value: 2,000,000 shares
    authorized, none outstanding                                              -                -
  Common stock, $.01 par value: 100,000,000 shares
    authorized, shares outstanding: 51,646,403 and 51,125,114
    at June 30, 2001 and December 31, 2000, respectively                194,701          190,947
  Deferred stock compensation                                            (1,819)          (2,421)
  Accumulated other comprehensive income (loss)                          (2,044)           2,726
  Retained earnings                                                          85           92,273
                                                                       --------         --------
     Total shareholders' equity                                         190,923          283,525
                                                                       --------         --------

     Total liabilities and shareholders' equity                        $531,514         $635,498
                                                                       ========         ========

           See Notes to Condensed Consolidated Financial Statements

                    ASPECT COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share data - unaudited)


                                                                 Three months ended               Six months ended
                                                                      June 30,                        June 30,
                                                               ------------------------        ----------------------
                                                                  2001        2000                2001         2000
                                                               ------------------------        ----------------------
Net revenues:
    License revenues                                           $  28,609    $ 41,770           $  60,112    $  87,853
    Services revenues                                             64,827      64,821             125,712      126,711
    Other revenues                                                19,943      25,017              42,088       61,467
                                                               ------------------------        ----------------------
Total net revenues                                               113,379     131,608             227,912      276,031
                                                               ------------------------        ----------------------

Cost of revenues:
     Cost of license revenues                                      2,013       3,276               4,010        6,112
     Cost of services revenues                                    37,843      40,358              76,640       81,573
     Cost of other revenues                                       18,567      20,621              38,373       44,971
     Amortization of intangible assets                             1,238       1,224               2,476        2,445
                                                               ------------------------        ----------------------
Total cost of revenues                                            59,661      65,479             121,499      135,101
                                                               ------------------------        ----------------------

Gross margin                                                      53,718      66,129             106,413      140,930

Operating expenses:
      Research and development                                    21,983      24,075              45,201       48,476
      Sales and marketing                                         46,062      40,062              95,954       78,452
      General and administration                                  10,027      12,287              21,811       21,510
      Restructuring charges                                       13,153           -              20,107            -
      In-process research and development                              -           -                   -        5,018
      Amortization of intangible assets
        and stock-based compensation                               6,740       6,191              13,527       11,322
                                                               ------------------------        ----------------------
Total operating expenses                                          97,965      82,615             196,600      164,778
                                                               ------------------------        ----------------------

Loss from operations                                             (44,247)    (16,486)            (90,187)     (23,848)

Interest and other income                                          1,348       8,222               3,542       14,937
Interest and other expense                                        (2,983)     (2,409)             (5,393)      (5,005)
                                                               ------------------------        ----------------------

Loss before income taxes                                         (45,882)    (10,673)            (92,038)     (13,916)
    Provision (benefit) for income taxes                              75      (2,989)                150       (1,785)
                                                               ------------------------        ----------------------

Net loss                                                       $ (45,957)   $ (7,684)          $ (92,188)   $ (12,131)
                                                               ========================        ======================

Basic and diluted loss per share                               $   (0.89)   $  (0.15)          $   (1.79)   $   (0.24)
                                                               ========================        ======================

Basic and diluted weighted average shares outstanding             51,486      51,413              51,362       50,948
                                                               ========================        ======================

           See Notes to Condensed Consolidated Financial Statements

                       ASPECT COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands--unaudited)

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                          ---------------------
                                                                                             2001        2000
                                                                                          ---------------------
Cash flows from operating activities:
Net loss                                                                                  $ (92,188)  $ (12,131)
Reconcilation of net loss to cash provided by (used in) operating activities:
    Depreciation                                                                             19,502      16,451
    Amortization of intangible assets and stock-based compensation                           16,003      13,767
    Gain on sale of marketable securities                                                      (409)     (9,361)
    Impairment of short-term investments                                                      1,300           -
    Impairment of property                                                                    1,843           -
    Non-cash interest expense on debentures                                                   5,191       4,894
    In-process research and development                                                           -       5,018
    Deferred taxes                                                                            3,147     (22,987)
    Changes in assets and liabilities, net of effects from
      company acquired in 2000:
        Accounts receivable                                                                  48,511     (11,678)
        Inventories                                                                          (2,765)     (7,023)
        Other current assets and other assets                                                 8,207      16,373
        Accounts payable                                                                     (5,788)     17,026
        Accrued compensation and related benefits                                            (5,759)        324
        Other accrued liabilities                                                             1,039     (10,048)
        Deferred revenues                                                                    (6,170)     11,482
                                                                                          ---------------------
            Cash provided by (used in) operating activities                                  (8,336)     12,107

Cash flows from investing activities:
    Short-term investment purchases                                                        (156,669)   (195,428)
    Short-term investment sales and maturities                                              180,085     223,994
    Property and equipment purchases                                                        (32,674)    (30,624)
    Purchase of company, net of cash acquired                                                     -     (44,942)
                                                                                          ---------------------
            Cash used in investing activities                                                (9,258)    (47,000)

Cash flows from financing activities:
    Other common stock transactions, net                                                      4,039      30,158
    Payments on capital lease obligations                                                      (243)          -
    Payments on note payable                                                                      -      (1,676)
                                                                                          ---------------------
            Cash provided by financing activities                                             3,796      28,482

    Effect of exchange rate changes on cash and cash equivalents                              2,609       1,862
                                                                                          ---------------------
Net decrease in cash and cash equivalents                                                 $ (11,189)  $  (4,549)
                                                                                          =====================
Cash and cash equivalents:
   Beginning of period                                                                    $  84,544   $  84,826
                                                                                          ---------------------
   End of period                                                                          $  73,355   $  80,277
                                                                                          =====================

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                               $      65           -
Supplemental schedule of non-cash investing and financing activities:
     Stock options issued in connection with the
      acquisition of PakNetX Corporation                                                          -   $  10,422
     Cancellation of restricted stock, net of issuances                                   $    (285)          -

           See Notes to Condensed Consolidated Financial Statements

                       ASPECT COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED

Basis of Presentation

The condensed consolidated financial statements include the accounts of Aspect Communications Corporation (Aspect or the Company) and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts in the three and six months ended June 30, 2000 have been adjusted to reflect the adoption of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which became effective for the Company during the fourth quarter of 2000. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 2000 "Annual Financial Report to Shareholders" attached as an appendix to the Proxy Statement for the 2001 Annual Meeting of Shareholders.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current-period presentation. The reclassifications had no significant impact on major captions.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

                                                        June 30,   December 31,
                                                          2001        2000
                                                        --------   ------------

Raw materials                                            $18,188      $14,779
Work in progress                                           3,176        3,404
Finished goods                                             1,166        1,757
                                                         -------      -------
  Total inventories, net                                 $22,530      $19,940
                                                         =======      =======

Comprehensive Loss

Comprehensive loss is calculated as follows (in thousands):

                                                                Three Months Ended       Six Months Ended
                                                                     June 30,                June 30,
                                                                ------------------     --------------------
                                                                  2001      2000         2001        2000
                                                                --------   -------     --------    --------
Net loss                                                        $(45,957) $ (7,684)    $(92,188)   $(12,131)
Unrealized loss on investments, net                                 (876)   (4,590)      (4,923)    (16,355)
Accumulated translation adjustments, net                              73       219          153        (247)
                                                                --------   -------     --------    --------
Total comprehensive loss                                        $(46,760) $(12,055)    $(96,958)   $(28,733)
                                                                ========  ========     ========    ========

Contingencies

The Company is from time to time involved in litigation or claims that arise in the normal course of business. The Company does not expect that any current litigation or claims will have a material adverse effect on the Company's business, operating results, or financial condition.

Per Share Information

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share further includes the dilutive impact of securities or other contracts to issue common stock (stock options, convertible subordinated debentures, and restricted stock). Basic and diluted loss per share for the three and six months ended June 30 are calculated as follows (in thousands, except per share data):

                                                            Three Months Ended      Six Months Ended
                                                                 June 30,               June 30,
                                                            -------------------    ------------------
                                                              2001       2000        2001        2000
                                                            -------------------    --------  --------
Net loss                                                    $(45,957)   $(7,684)   $(92,188) $(12,131)
                                                            ========    =======    ========  ========
Weighted average shares outstanding                           51,616     51,413      51,499    50,948
  Weighted average shares of restricted common stock            (130)         -        (137)        -
                                                            --------    -------    --------  --------
Shares used in calculation, basic and diluted                 51,486     51,413      51,362    50,948
                                                            ========    =======    ========  ========
Basic and diluted net loss per share                          $(0.89)    $(0.15)     $(1.79)   $(0.24)
                                                            ========    =======    ========  ========

The Company had approximately 13.6 million and 10.5 million common stock options outstanding as of June 30, 2001 and 2000, respectively, which could potentially dilute basic earnings per share in the future. These options were excluded from the computation of diluted earnings per share because inclusion of these shares would have had an anti-dilutive effect, as the Company had a net loss for the period. As of June 30, 2001 and 2000, the Company also had 4.3 million shares of common stock issuable upon conversion of the convertible debentures, and 155,250 shares of restricted common stock outstanding at June 30, 2001. The weighted average of these shares were not included in the calculation of diluted earnings per share for any of the periods presented, because this inclusion would have been anti-dilutive.

SFAS 133

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 as of January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. Management does not expect the adoption of SFAS No. 141 to have a material impact on the financial position, results of operations or cash flows of the Company.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Aspect will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill with a net carrying value of approximately $53.7 million at December 31, 2001 and the annual amortization of $13.1 million that resulted from business combinations initiated prior to the adoption of SFAS No.
141. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. If any impairment of goodwill is recognized prior to date of adoption, a loss will be charged to operating expenses.

Impairment of Short-Term Investments

During the second quarter of 2001, the Company recorded an impairment charge of $1.3 million for some of its short-term investments. The assets were determined to be impaired because the Company held debt securities of certain entities that were unsuccessful in obtaining additional financing and these entities ability to repay amounts owed was not likely. The Company will continue to review its existing short-term investments for impairment and make adjustments as needed.

Capitalization of Interest Costs

The Company began capitalizing interest costs relating to the construction of a new building during the third quarter of 2000. As of June 30, 2001, approximately $500,000 was capitalized into construction in progress. Capitalization of interest terminated in July 2001 because the building was ready for its intended use.

Restructuring Charge

In February 2001 and April 2001, the Company reduced its workforce by 6% and 11%, respectively, and consolidated selected facilities in its continuing effort to better optimize operations. This resulted in restructuring charges of $7.0 million and $13.2 million, respectively. As of June 30, 2001, the total restructuring accrual was $12.3 million, of which, $8.5 million was a short-term liability and $3.8 million was a long-term liability. Components of the restructuring accrual as of June 30, 2001 were as follows (in thousands):

                                        Severance and    Consolidation of    Other Restructuring
                                         Outplacement    Facilities Costs           Costs            Total
                                     ----------------------------------------------------------------------

Provision I                                   $ 3,227             $ 3,219                   $508    $ 6,954
Payments and property write downs              (2,287)               (484)                     -     (2,771)
                                     ----------------------------------------------------------------------

Balance at March 31, 2001                         940               2,735                    508      4,183

Provision II                                    4,947               8,076                    130     13,153
Payments and property write downs              (3,394)             (1,609)                   (57)    (5,060)
                                     ----------------------------------------------------------------------

Balance at June 30, 2001                      $ 2,493             $ 9,202                   $581    $12,276
                                     ======================================================================

Severance and outplacement costs related to the termination of 457 employees. Employee separation costs include severance and other related benefits. Functions impacted by the restructuring included sales and sales infrastructure, support services, manufacturing, marketing, research and development, and corporate functions. As of June 30, 2001, the Company made $5.7 million in severance payments, and the remaining balance will be paid by the end of 2001.

Consolidation of facilities costs include rent of unoccupied facilities, property write downs and other facilities related costs. As of June 30, 2001, the Company paid $250,000 in expenses and wrote down $1.8 million in property. The remaining accrual balance will be paid over the next 5 years.

Other restructuring costs primarily include taxes, legal, and travel expenses. The Company expects these expenses to be fully paid during the third quarter of 2001.

2001 Stock Option Exchange Program

In April 2001, the Company's Board of Directors approved the 2001 Stock Option Exchange Program. Under this program, eligible employees may elect to exchange their existing options for new options to purchase the same number of shares of Aspect common stock, but with a grant date of December 20, 2001. The new options will be issued from Aspect's 1996 Employee Stock Option Plan and will be nonstatutory stock options. The individuals participating in this program must be employees of Aspect on the re-grant date to be eligible to receive the new stock options. No consideration for the canceled stock options will be provided to individuals terminating employment prior to the re-grant date. The new grants will have an exercise price equal to the closing sale price of the Company's common stock on the date of re-grant. The new stock options will vest on the same schedule as the canceled options; provided, however, that vesting is suspended from the cancellation date until the new grant date. The new stock options will have the same expiration date as the cancelled options.

At the expiration date of this program, June 19, 2001, the Company had accepted for exchange options to purchase 4,327,897 shares of common stock, representing approximately 48% of the options that were eligible to be tendered. Upon the terms and subject to the conditions of the program, we will grant new options to purchase an aggregate of 4,327,897 shares of Aspect common stock on or about December 20, 2001.

Bank Line of Credit

On June 19, 2001, the Company obtained a secured line of credit with Comerica Bank in the amount of $20.0 million, which bears interest at the Company's choice of either the bank's prime rate (6.75% at June 30, 2001) or LIBOR + 1.75% (LIBOR was 3.86% at June 30, 2001). The Company also obtained a secured equipment line of $5.0 million with the same bank, which bears interest at the Company's choice of either the bank's prime rate or LIBOR + 2.00%. Both credit facilities are secured by a general lien on all Company assets. Borrowings under the $20.0 million line of credit are available for one year from date of agreement and borrowings under the equipment line are available through December 2001, at which time all borrowings thereunder become term notes, which are payable in equal monthly installments, including interest, over 3 years. At June 30, 2001, no amounts were outstanding under either facility and the Company was in compliance with all related covenants and restrictions. The financial covenants include adjusted tangible net worth, quick ratio, earnings before interest expense, income taxes, depreciation and amortization (EBITDA), unrestricted cash, and leverage ratio.

Subsequent Event

Aspect is currently in an arbitration proceeding in the United Kingdom which relates to a dispute between Aspect and Universities of Superannuation Scheme Limited ("USS") regarding an Agreement to Lease between Aspect and USS. USS is seeking specific performance by Aspect of the Agreement to Lease and damages in excess of 50,000 British Pounds (approximately US $70,600 at current exchange rates). In July 2001, the High Court of Justice, Chancery Division in the United Kingdom granted a stay of the proceedings and the dispute was referred to arbitration.

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

The matters discussed in this report including, but not limited to, statements relating to (i) the Company's ongoing effort to incorporate technology acquired from PakNetX into the Company's products, including the amortization of intangibles; (ii) changes in anticipated spending levels in research and development, sales and marketing, and general and administrative expenses; and
(iii) the adequacy of our financial resources to meet currently anticipated cash flow requirements for the next twelve months are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended;
Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Forward-looking statements may be identified by phrases such as "we anticipate," "are expected to," and "on a forward-looking basis," and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Specific factors that could cause actual revenue and earnings per share results to differ include a potentially prolonged period of generally poor economic conditions that could impact our customers' purchasing decisions, the significant percentage our quarterly sales that are consummated in the last few days of the quarter, making financial predictions difficult and raising a substantial risk of variance in actual results; fluctuations in our North American and international business levels; the hiring and retention of key employees; changes in product line revenues; insufficient, excess, or obsolete inventory and variations in valuation; the potential disruption to our business which could result from the current power shortages in California; and foreign exchange rate fluctuations. For a discussion of these and other risks related to our business, see the section entitled "Business Environment and Risk Factors" below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

Background and Acquisition

Aspect Communications Corporation is the leading provider of business communications solutions that help companies improve customer satisfaction, reduce operating costs, gather market intelligence and increase revenue. Aspect is the trusted mission-critical partner of 76 percent of the Fortune 50, daily managing more than 3 million customer sales and service professionals worldwide. Aspect provides the mission-critical software platform, development environment and applications that seamlessly integrate voice-over-IP, traditional telephony, e-mail, voicemail, Web, fax and wireless business communications, while guaranteeing investment protection in a company's front-office, back-office, Internet and telephony infrastructures. Aspect's leadership in business communications solutions is based on more than 16 years of experience and over 7,600 implementations deployed worldwide. The Company is headquartered in San Jose, California, with offices around the world, as well as an extensive global network of systems integrators, independent software vendors and distribution partners.

On February 18, 2000, the Company acquired privately held PakNetX Corporation (PakNetX), an eBusiness software provider based in Salem, New Hampshire. The transaction enabled Aspect to integrate multimedia-over-IP technology into its flagship contact server software and strengthen the Company's eCRM market position. The transaction was accounted for as a purchase and resulted in a one-time charge of approximately $5 million related to in-process technology in the quarter ended March 31, 2000. The Company initially paid approximately $45 million in cash for the outstanding common and preferred shares and warrants of PakNetX. In addition, Aspect assumed the existing PakNetX stock option plan and converted PakNetX stock options into options to purchase approximately 160,000 shares of Aspect common stock with a fair value of approximately $10 million and incurred transaction costs of approximately $2 million. In 2000, the Company made an additional $10 million in milestone payments. This amount was added to goodwill and is being amortized over the remaining useful life of the intangible asset. The historical operations of PakNetX are not material to the financial position or results of operations of the Company.

The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired including purchased in-process technology and the $10 million in milestone payments are summarized as follows (in thousands):

                                                                                                  Amortization
                                                                                                     period
Total purchase price:                                 Purchase price allocation:                     (years)
  Total cash consideration                  $54,948   Tangible assets                 $    301
  Value of options assumed                   10,422   Intangible assets:
  Transaction costs                           1,850       Developed and core
                                                           technology                   41,466               7
                                                          Assembled workforce              567               4
                                                          Testing tools                    518               4
                                                          Goodwill                      34,018               7
                                                      In-process technology              5,018      Expensed
                                                      Tangible liabilities              (1,790)
                                                      Deferred tax liabilities         (12,878)
                                         ----------                                 ----------
                                            $67,220                                   $ 67,220
                                         ==========                                 ==========

As noted above, Aspect recorded a one-time charge of approximately $5 million in the first quarter of 2000 for purchased in-process technology that had not reached technological feasibility and had no alternative future use. The purchased in-process technology related to the development of PakNetX's contact server products and contact center applications that had not reached technological feasibility. As a result, successful development of this technology was uncertain. As of June 30, 2001, some components of this technology have been incorporated into Aspect products, while the remaining components are expected to reach technological feasibility during the latter part of the fiscal year. Failure to successfully complete the remaining components of this project could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows. As of June 30, 2001, the Company has incurred an additional $7.1 million in operating expenses related to the development of this technology.

Significant assumptions used to determine the value of in-process technology included: (i) projected net cash flows that the Company expected to result from development efforts; (ii) an estimate of the percentage of the project that had been completed; and (iii) a discount rate of approximately 25%. As of June 30, 2001, no significant departures from the assumptions included in the valuation analysis had occurred.

In February 2001 and April 2001, the Company reduced its workforce by 6% and 11%, respectively, and consolidated selected facilities in its continuing effort to better optimize operations. This resulted in restructuring charges of $7.0 million and $13.2 million, respectively.

Results of Operations

The following table sets forth statement of operations data for the three and six months ended June 30, 2001 expressed as a percentage of total revenues:

                                                       Three months ended       Six months ended
                                                             June 30,               June 30,
                                                       ------------------       ----------------
                                                         2001      2000           2001    2000
                                                       -----------------------------------------
Net revenues:
  License revenues                                         25%       32%           26%     32%
  Services revenues                                        57%       49%           56%     46%
  Other revenues                                           18%       19%           18%     22%
                                                       -----------------------------------------
Total net revenues                                        100%      100%          100%    100%
                                                       -----------------------------------------

Cost of revenues:
  Cost of license revenues                                  2%        2%            2%      2%
  Cost of services revenues                                34%       31%           33%     30%
  Cost of other revenues                                   16%       16%           17%     16%
  Amortization of intangible assets                         1%        1%            1%      1%
                                                       -----------------------------------------
Total cost of revenues                                     53%       50%           53%     49%
                                                       -----------------------------------------

Gross margin                                               47%       50%           47%     51%

Operating expenses:
  Research and development                                 19%       18%           20%     18%
  Sales and marketing                                      41%       30%           42%     28%
  General and administration                                8%       10%           10%      8%
  Restructuring charges                                    12%        -             9%      -
  In-process research and development                       -         -             -       2%
  Amortization of intangible assets
   and stock-based compensation                             6%        5%            6%      4%
                                                       -----------------------------------------
Total operating expenses                                   86%       63%           87%     60%
                                                       -----------------------------------------

Loss from operations                                      (39%)     (13%)         (40%)    (9%)

Interest and other income                                   1%        7%            2%      5%
Interest and other expense                                 (2%)      (2%)          (2%)    (1%)
                                                       -----------------------------------------
Loss before income taxes                                  (40%)      (8%)         (40%)    (5%)
    Provision (benefit) for income taxes                    -        (2%)           -      (1%)
                                                       -----------------------------------------
Net loss                                                  (40%)      (6%)         (40%)    (4%)
                                                       -----------------------------------------

Revenues
--------

Net revenues for the second quarter of 2001 decreased 14% to $113.4 million from $131.6 million in the second quarter of 2000. Net revenues for the first six months of 2001 decreased 17% to $227.9 million from $276.0 million in the first six months of 2000. As a percentage of total net revenues, international net revenues were 29% for the second quarter and first six months of 2001 and 35% and 34% for the second quarter and first six months of 2000, respectively.

License revenues for the second quarter of 2001 decreased 32% to $28.6 million from $41.8 million in the second quarter of 2000. License revenues for the first six months of 2001 decreased 32% to $60.1 million from $87.9 million in the first six months of 2000. License revenues consist of strategic and other software revenues. The decrease across all periods presented was primarily due to recent changes in global economic conditions causing many of our customers to delay and/or reduce their capital spending.

Services revenues were $64.8 million for the second quarter of 2001 and 2000. Services revenues were $125.7 million and $126.7 million for the first six months of 2001 and 2000, respectively. Services revenues consist primarily of maintenance and support revenues, consulting services, and educational fees. Services revenues remained relatively unchanged across all periods presented due to revenues generated from recurring maintenance and software support contracts from the existing installed base.

Other revenues for the second quarter of 2001 decreased 20% to $19.9 million from $25.0 million in the second quarter of 2000. Other revenues for the first six months of 2001 decreased 32% to $42.1 million from $61.5 million in the first six months of 2000. Other revenues consist of hardware revenues. The decrease across all periods presented was primarily due to the global economic slowdown and the transformation of our business model.

Gross Margin
------------

Gross margin on license revenues was 93% and 92% for the second quarter of 2001 and 2000, respectively. Gross margin on license revenues was 93% for the first six months of 2001 and 2000. Cost of license revenues includes third party software royalties, product packaging, and documentation.

Gross margin on services revenues was 42% and 38% for the second quarter of 2001
and 2000, respectively.   Gross margin on services revenues was 39% and 36% for
the first six months of 2001 and 2000, respectively. Cost of services revenues include expense related to support, consulting and education. Gross margin on services revenues increased across all periods presented as a result of selling more profitable support services and less consulting services.

Gross margin on other revenues was 7% and 18% for the second quarter of 2001 and 2000, respectively. Gross margin on other revenues was 9% and 27% for the first six months of 2001 and 2000, respectively. Cost of other revenues includes labor, materials, overhead, and other directly allocated costs involved in the manufacture and delivery of our hardware products. Gross margin on other revenues decreased across all periods presented due to product mix, and lower than anticipated revenues and increased period costs.

Operating Expenses
------------------

Research and development (R&D) expenses for the second quarter of 2001 decreased 9% to $22.0 million from $24.1 million in the second quarter of 2000. R&D expenses for the first six months of 2001 decreased 7% to $45.2 million from $48.5 million in the first six months of 2000. R&D expenditures reflect our ongoing efforts to remain competitive through both new product development and expanded capabilities for existing products. The decrease across all periods presented was primarily due to the savings from workforce adjustments during the first half of 2001, and lower spending related to our expense reduction
initiatives.   As a percentage of net revenues, R&D expenses were 19% and 18%
for the second quarter of 2001 and 2000, respectively, and 20% and 18% for the first six months of 2001 and 2000, respectively. We anticipate, on a forward-looking basis, that such expenses in absolute dollars will remain relatively flat in 2001, although such expenses as a percentage of net revenues may fluctuate between periods.

Sales and marketing expenses for the second quarter of 2001 increased 15% to $46.1 million from $40.1 million in the second quarter of 2000. Sales and marketing expenses for the first six months of 2001 increased 22% to $96.0 million from $78.5 million in the first six months of 2000. The increase across all periods presented resulted primarily from focused efforts to support our sales and marketing strategies by investing in personnel, marketing initiatives, and training. The increase was offset by lower spending in other functions as part of our expense reduction initiatives. As a percentage of net revenues, sales and marketing expenses were 41% and 30% for the second quarter of 2001 and 2000, respectively, and 42% and 28% for the first six months of 2001 and 2000, respectively. We anticipate, on a forward-looking basis, that sales and marketing expenses will remain relatively flat in 2001, although such expenses as a percentage of net revenues may fluctuate between periods.

General and administrative (G&A) expenses for the second quarter of 2001 decreased 18% to $10.0 million from $12.3 million in the second quarter of 2000. G&A expenses were $21.8 million and $21.5 million for the first six months of 2001 and 2000, respectively. G&A expenses decreased in the second quarter of 2001 from 2000 primarily due to the savings from workforce adjustments and lower spending related to our expense reduction initiatives. The decrease was partially offset by an increase in outsourced functions. As a percentage of net revenues, G&A expenses were 8% and 10% for the second quarter of 2001 and 2000, respectively, and 10% and 8% for the first six months of 2001 and 2000, respectively. We anticipate, on a forward-looking basis, that such expenses in absolute dollars will decrease in 2001, although such expenses as a percentage of net revenues may fluctuate between periods.

Restructuring charges were $13.2 million and $20.2 million for the second quarter and the first six months of 2001, or $0.26 and $0.39 per diluted share, respectively. The charges relate to the Company's workforce reductions and consolidation of selected facilities in an effort to reduce overall costs and optimize operational efficiency.

In-process research and development expenses represent a non-recurring charge of $5 million in the second quarter of 2000, related to the acquisition of PakNetX.

Amortization of intangible assets and/or stock-based compensation expenses included in cost of revenues and operating expenses were $8.0 million and $7.4 million for the second quarter of 2001 and 2000, respectively. These expenses included in cost of revenues and operating expenses were $16.0 million and $13.8 million for the first six months of 2001 and 2000, respectively. Amortization of intangible assets and stock-based compensation relate to the purchase of intangible assets in connection with various acquisitions and issuance of restricted stock to specific employees.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Aspect will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill with a net carrying value of approximately $53.7 million at December 31, 2001 and the annual amortization of $13.1 million that resulted from business combinations initiated prior to the adoption of SFAS No.
141. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. If any impairment of goodwill is recognized prior to date of adoption, the loss will be charged to operating expenses.

Interest and Other Income (Expense)
----------------------------------

Interest and other income was $1.3 million and $8.2 million for the second quarter of 2001 and 2000, respectively. Interest and other income was $3.5 million and $14.9 million for the first six months of 2001 and 2000, respectively. The decrease across all periods presented was primarily due to the gain on the sale of marketable equity securities in 2000, lower interest income attributable to lower average investment amounts in 2001, and the loss from the impairment of certain short-term investments in 2001. The pre-tax gain on the sale of marketable equity securities was $5.7 million and $9.4 million for the second quarter and the first six months of 2000, respectively. For the first six months of 2001, the loss from the impairment of short-term investments was $1.3 million and the pre-tax gain was $409,000 on the sale of marketable equity securities.

Interest and other expense was $3.0 million and $2.4 million for the second quarter of 2001 and 2000, respectively. Interest and other expense was $5.4 million and $5.0 million for the first six months of 2001 and 2000, respectively. The increase across all periods presented was primarily due to the increase of the accretion of interest on the convertible subordinated debentures.

Provision for Income Taxes
--------------------------

The Company recorded an income tax provision at an effective tax rate of less than 1% for the second quarter and first six months of 2001 compared with a benefit, excluding the effect of purchased in-process technology related to acquisitions, of 28% and 20% for the same periods of 2000. The tax rate for the second quarter and first six months of 2001 differs from the statutory rate due to current year net operating losses for which no benefit is provided as a result of the full valuation allowance against the Company's deferred tax assets. The tax benefit rate for the second quarter and first six months of 2000 is less than the statutory rate primarily due to nondeductible goodwill amortization.

Liquidity and Capital Resources
-------------------------------

At June 30, 2001, the principal source of liquidity consisted of cash, cash equivalents, short-term investments, and marketable equity securities totaling $137.7 million, which represented 26% of total assets. The primary sources of cash during the first six months of 2001 were net sales of short-term investments of $23.4 million and proceeds from the issuance of common stock under various stock plans of $4.0 million. The primary uses of cash during the first six months of 2001 were $32.7 million for the purchase of property and equipment and $8.3 million to support operating activities.

The primary sources of cash during the first six months of 2000 were $12.1 million generated from operating activities, net sales of short-term investments of $28.6 million, and proceeds from the issuance of common stock under various stock plans of $30.2 million. The primary uses of cash during the first six months of 2000 were $44.9 million cash paid to acquire PakNetX, and $30.6 million for the purchase of property and equipment.

The Company has been constructing a new facility. As of June 30, 2001, Aspect is committed to pay a minimum of an additional $10 million to fully complete the construction of the new building.

As of June 30, 2001, the fair market value of the Company's marketable equity securities was $766,000. These securities are available for sale at Aspect's discretion and are subject to market prices, which have historically fluctuated significantly.

On June 19, 2001, the Company obtained a secured line of credit with Comerica Bank in the amount of $20.0 million, which bears interest at the Company's choice of either the bank's prime rate (6.75% at June 30, 2001) or LIBOR + 1.75 (LIBOR was 3.86% at June 30, 2001). The Company also obtained a secured equipment line of $5.0 million with the same bank, which bears interest at the Company's choice of either the bank's prime rate or LIBOR + 2.00%. Both credit facilities are secured by a general lien on all Company assets. Borrowings under the $20.0 million line of credit are available for one year from date of agreement and borrowings under the equipment line are available through December 2001, at which time all borrowings thereunder become term notes, which are payable in equal monthly installments, including interest, over 3 years. At June 30, 2001, no amounts were outstanding under either facility and the Company was in compliance with all related covenants and restrictions. The financial covenants include adjusted tangible net worth, quick ratio, earnings before interest expense, income taxes, depreciation and amortization (EBITDA), unrestricted cash, and leverage ratio.

On a forward-looking basis, cash, cash equivalents, short-term investments, marketable equity securities, and anticipated cash flow from operations will be sufficient to meet presently anticipated cash requirements for at least the next twelve months.

Effect of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. Management does not expect the adoption of SFAS 141 to have an impact on the financial position, results of operations or cash flows of the Company.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Aspect will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill with a net carrying value of approximately $53.7 million at December 31, 2001 and the annual amortization of $13.1 million that resulted from business combinations initiated prior to the adoption of SFAS No.
141. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. If any impairment of goodwill is recognized prior to date of adoption, the loss will be charged to operating expenses.

Business Environment and Risk Factors

The Overall Economic Climate Continues to Be Weak: Our products typically represent substantial capital commitments by customers, involving a potentially long sales cycle. As a result, customer purchase decisions may be significantly affected by a variety of factors including trends in capital spending for telecommunications or enterprise software for contact center servers, market competition, and the availability or announcement of alternative technologies. Continued recent weakness in global economic conditions has resulted in many of our customers delaying and/or reducing their capital spending related to information systems. If the economy continues to be weak, demand for the Company's products could decrease resulting in lower revenues and a decline in the overall rate of the Company's revenue growth.

Our Company's Business Focus Continues to Evolve: Our shift to an enterprise software business model has required and will continue to require substantial change, potentially resulting in some disruption to our business. Our inability to successfully continue or complete this transition from a hardware to an enterprise software business in a timely manner could materially affect our business, operating results, or financial condition. These changes may include the following:

     .  Changes in management and technical personnel;
     . Modifications to the pricing and positioning of our products which could impact revenues and operating results;
     . Expanded or differing competition resulting from operating in the enterprise software market;
     . More revenues being deferred to future periods under revenue recognition rules; and/or
     . An increased reliance on systems integrators to develop, deploy, and/or manage our applications.

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

We May Be Involved in Litigation: We may be involved in litigation for a variety of matters. Claims brought against us may have a financial impact, both because of the effect on our common stock performance and because of the disruption, costs, and diversion of management attention such a claim would cause. In our industry, there has been extensive litigation regarding patents and other intellectual property rights, and we are periodically notified of such claims by third parties. In the past, we have been sued for alleged patent infringement.

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

Regulatory Changes and Changes Made to Generally Accepted Accounting Principles May Impact Our Business: The electronic communications industry in general is subject to a wide range of regulations throughout various markets and throughout various countries in which we currently operate or may wish to operate in the future. In addition, new products and services may involve entering into different or newly regulated areas. Changes in these environments may impact our business and could affect our ability to operate in certain markets or certain regions from time to time.

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

We May Experience Difficulty Managing Our Changes in Growth: Growth may place a significant strain on our operational and financial systems. We are upgrading these systems and may experience substantial disruption and incur significant expenses and write-offs during these transitions. We must carefully manage accounts receivables to limit credit risk. We must also maintain inventories at levels consistent with product demand. Inaccurate data (for example, credit histories or supply/demand forecasts) could quickly result in excessive balances or insufficient reserves.

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

We Are Dependent on Key Personnel: We depend on certain key management and technical personnel and on our ability to attract and retain highly qualified personnel in labor markets characterized by high turnover among, high demand for, and limited supply of, qualified people; and we have recently experienced turnover among such personnel. We have recently undergone significant changes in senior management and technical personnel and may experience additional changes as a result of continuing volatility in the high technology employment sector. Further, we increased the size of our sales force during the last two quarters of 2000. New personnel require extensive training and initially tend to be less productive than those with greater experience. Any delays or difficulties we encounter in recruiting, training, or retention could impair our ability to sell products and services, may be disruptive to our operations, and may make retention of highly qualified personnel increasingly challenging.

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

Our Operations Are Geographically Concentrated: Significant elements of our product development, manufacturing, information technology systems, corporate offices, and support functions are concentrated at a single location in San Jose, California. We also concentrate administrative, and support functions and related infrastructure to support our international operations at our U.K. offices. In the event of localized extended outages of critical utilities, including prolonged or recurrent power interruptions due to the current shortages in California, or a natural disaster, such as an earthquake or flood, or any disruption of local transportation systems, we could experience a significant business interruption.

Financial/Capital Market Risks

The Prices of Our Common Stock and Convertible Subordinated Debentures Are
Volatile: We operate in a rapidly changing high-technology industry that exhibits significant stock market volatility. Accordingly, the price of our common stock and our convertible subordinated debentures may be subject to significant volatility. You cannot consider our past financial performance as a reliable indicator of performance for any future period, and should not use historical data to predict future results or trends. For any given quarter, a shortfall in our operating results from the levels expected by securities analysts or others could immediately and adversely affect the price of our convertible subordinated debentures and our common stock. If we do not learn of such shortfalls until late in a fiscal quarter, there could be an even more immediate and adverse effect on the price of our convertible subordinated debentures and our common stock. In addition, this volatility could be exacerbated by the relatively low trading volume of our common stock and debentures.

Foreign Currency Exchange: Revenues generated from international operations are generally denominated in foreign currencies. We enter into foreign exchange forward contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact has not been material in any of the past three fiscal years. At June 30, 2001, our primary net foreign currency market exposures included Euros and British pounds.

Our Debt and Debt Service Obligations Are Significant: We incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. We obtained a secured line of credit and an equipment line totaling $25 million in June 2001. We had no amounts outstanding under either credit facility at June 30, 2001. The outstanding debt results in a ratio of long-term debt to total shareholders' equity of approximately 94% at June 30, 2001. As a result of this sale, we have substantially increased our principal and interest obligations. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.


Item 3.   Quantitative and Qualitative Disclosures About Financial Market Risk

Reference is made to the information appearing under the caption "Quantitative and Qualitative Disclosures About Financial Market Risk" of the Registrant's 2000 Annual Financial Report to Shareholders, attached as an appendix to Aspect's 2001 Proxy Statement, which information is hereby incorporated by reference. The Company believes there were no material changes in the Company's exposure to financial market risk during the second quarter or first six months of 2001.

                           Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

On May 16, 2001, the Annual Meeting of Shareholders of Aspect Communications Corporation was held in San Jose, California.

An election of directors was held with the following individuals being elected to the Board of Directors of the Company:

                                              FOR            WITHHELD
                                           ----------        --------
Donald P. Casey                            47,720,648         410,917
Debra J. Engel                             47,678,007         453,558
Norman A. Fogelsong                        47,704,290         427,275
Beatriz V. Infante                         47,573,736         557,829
Christopher B. Paisley                     47,702,592         428,973
John W. Peth                               47,728,900         402,665
David B. Wright                            47,711,759         419,806


Other matters voted upon and approved at the meeting, and the number of affirmations and negative votes cast with respect to each such matters were as follows:

To approve an amendment to the 1999 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 2,450,000 shares (34,194,745 votes in favor, 13,787,679 votes opposed, 149,141 votes abstaining).

To approve an amendment to the Aspect Incentive Plan (46,476,340 votes in favor, 1,493,558 votes opposed, 161,667 votes abstaining).

To ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2001 (47,908,775 votes in favor, 181,050 votes opposed, 41,740 votes abstaining).


Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

10.82 Severance Agreement between the Registrant and Gary L. Smith, dated June 18, 2001.

10.83    * Comerica Bank Credit Agreement, dated June 19, 2001
---------
* Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.

B.  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Aspect Communications Corporation

                                      (Registrant)


Date: August 14, 2001          By /s/ Betsy Rafael
                                 -----------------------------------------------
                                      Betsy Rafael
                                      Executive Vice President, Finance,
                                      Chief Financial Officer, and Secretary