Form 10-Q
period 2001-09-30
ASPECT COMMUNICATIONS CORP
filed 2001-11-14
CIK 779390

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

                For the quarterly period ended September 30, 2001

                                       or

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

                                  Yes X No ___

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 51,893,240 at October 31, 2001.

                        ASPECT COMMUNICATIONS CORPORATION

                                      INDEX

Description                                                                            Page Number
-----------                                                                            -----------
Cover Page                                                                                  1

Index                                                                                       2

Part I: Financial Information

Item 1: Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2001
        and December 31, 2000                                                               3
Condensed Consolidated Statements of Operations for the
        Three and Nine Months Ended September 30, 2001 and 2000                             4
Condensed Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 2001 and 2000                                       5
Notes to Condensed Consolidated Financial Statements                                        6

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                10

Item 3: Quantitative and Qualitative Disclosures About Financial
        Market Risk                                                                        18

Part II: Other Information

Item 1: Legal Proceedings                                                                  19

Item 2: Changes in Securities and Use of Proceeds                                          19

Item 3: Defaults Upon Senior Securities                                                    19

Item 4: Submission of Matters to a Vote of Security Holders                                19

Item 5: Other Information                                                                  19

Item 6: Exhibits and Reports on Form 8-K

Signature                                                                                  20

                        ASPECT COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (in thousands, except par value and share amounts - unaudited)

                                                                                   September 30,            December 31,
                                                                                       2001                     2000
                                                                                   ----------------    -----------------
Assets
Current assets:
    Cash and cash equivalents                                                       $  67,177                $  84,544
    Short-term investments                                                             66,362                   86,869
    Marketable equity securities                                                            -                    9,545
    Accounts receivable, net                                                           87,526                  135,243
    Inventories                                                                        21,989                   19,940
    Other current assets                                                               24,149                   26,925
                                                                                   ----------------    -----------------
           Total current assets                                                       267,203                  363,066

Property and equipment, net                                                           119,579                  108,780
Intangible assets, net                                                                123,002                  146,394
Other assets                                                                           16,763                   17,258
                                                                                   ----------------    -----------------
           Total assets                                                             $ 526,547                $ 635,498
                                                                                   ================    =================

Liabilities and shareholders' equity
Current liabilities:
    Short-term borrowings                                                           $  16,210                        -
    Accounts payable                                                                   21,197                $  33,553
    Accrued compensation and related benefits                                          24,490                   28,483
    Other accrued liabilities                                                          71,164                   67,609
    Deferred revenues                                                                  35,034                   45,041
                                                                                   ----------------    -----------------
           Total current liabilities                                                  168,095                  174,686

Deferred taxes                                                                          4,642                    3,394
Other long-term liabilities                                                             5,779                      852
Convertible subordinated debentures                                                   180,888                  173,041

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value: 2,000,000 shares
    authorized, none outstanding                                                            -                        -
    Common stock, $.01 par value: 100,000,000 shares
    authorized, shares outstanding: 51,875,553 and 51,125,114
    at September 30, 2001 and December 31, 2000, respectively                         195,742                  190,947
    Deferred stock compensation                                                       (1,416)                  (2,421)
    Accumulated other comprehensive income (loss)                                     (1,521)                    2,726
    Retained earnings (deficit)                                                      (25,662)                   92,273
                                                                                   ---------------    ------------------
           Total shareholders' equity                                                 167,143                  283,525
                                                                                   ---------------    ------------------
           Total liabilities and shareholders' equity                               $ 526,547                $ 635,498
                                                                                   ===============    ==================

                 See Notes to Condensed Consolidated Financial Statements

                        ASPECT COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data - unaudited)


                                                                          Three months ended              Nine months ended
                                                                             September 30,                   September 30,
                                                                       ---------------------------   -------------------------
                                                                          2001           2000             2001          2000
                                                                       ---------------------------   -------------------------

          Net revenues:
              License revenues                                         $ 21,813      $  54,022        $  81,925     $ 141,875
              Services revenues                                          68,242         62,962          193,954       189,673
              Other revenues                                             18,596         31,488           60,684        92,955
                                                                       ---------------------------   -------------------------
          Total net revenues                                            108,651        148,472          336,563       424,503
                                                                       ---------------------------   -------------------------

          Cost of revenues:
              Cost of license revenues                                    3,139          3,668            7,149         9,780
              Cost of services revenues                                  36,119         40,843          112,759       122,416
              Cost of other revenues                                     16,512         25,908           54,885        70,879
              Amortization of intangible assets                           1,254          1,227            3,730         3,672
                                                                       ---------------------------    ------------------------
          Total cost of revenues                                         57,024         71,646          178,523       206,747
                                                                       ---------------------------    ------------------------

          Gross margin                                                   51,627         76,826          158,040       217,756

          Operating expenses:
              Research and development                                   20,615         25,159           65,816        73,635
              Sales and marketing                                        40,705         45,342          136,659       123,794
              General and administration                                  8,312         12,035           30,123        33,545
              Restructuring charges                                           -              -           20,107             -
              In-process research and development                             -              -                -         5,018
              Amortization of intangible assets
                 and stock-based compensation                             6,634          6,576           20,161        17,898
                                                                       ---------------------------    ------------------------
          Total operating expenses                                       76,266         89,112          272,866       253,890
                                                                       ---------------------------    ------------------------

          Loss from operations                                          (24,639)       (12,286)        (114,826)      (36,134)

          Interest and other income                                       1,411         10,277            4,953        25,214
          Interest and other expense                                     (2,444)        (2,725)          (7,837)       (7,730)

                                                                       ---------------------------    ------------------------
          Loss before income taxes                                      (25,672)        (4,734)        (117,710)      (18,650)
              Provision (benefit) for income taxes                           75           (926)             225        (2,711)
                                                                       ---------------------------    ------------------------

          Net loss                                                     $(25,747)     $  (3,808)       $(117,935)    $ (15,939)
                                                                       ===========================    ========================

          Basic and diluted loss per share                             $  (0.50)     $   (0.07)       $   (2.29)    $   (0.31)
                                                                       ===========================    ========================

          Basic and diluted weighted average shares outstanding          51,624         51,538           51,449        51,164
                                                                       ===========================    ========================


            See Notes to Condensed Consolidated Financial Statements

                        ASPECT COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)


                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                   ---------------------------
                                                                                       2001           2000
                                                                                   ---------------------------
Cash flows from operating activities:
Net loss                                                                            $(117,935)      $(15,939)
Reconciliation of net loss to cash used in operating activities:
       Depreciation                                                                    29,223         25,572
       Amortization of intangible assets and stock-based compensation                  23,891         21,568
       Gain on sale of marketable securities                                             (563)       (17,087)
       Impairment of short-term investments                                             1,300              -
       Impairment of property                                                           2,303              -
       Non-cash interest expense on debentures                                          7,847          7,398
       In-process research and development                                                  -          5,018
       Deferred taxes                                                                   2,832        (28,490)
       Changes in assets and liabilities, net of effects from
         company acquired in 2000:
            Accounts receivable                                                        46,526        (37,856)
            Inventories                                                                (1,522)        (9,133)
            Other current assets and other assets                                       4,190          1,876
            Accounts payable                                                          (11,323)        23,911
            Accrued compensation and related benefits                                  (3,887)          (514)
            Other accrued liabilities                                                   6,770         12,772
            Deferred revenues                                                          (9,905)         7,226
                                                                                   ---------------------------
               Cash used in operating activities                                      (20,253)        (3,678)


Cash flows from investing activities:
       Short-term investment purchases                                               (113,905)      (234,986)
       Short-term investment sales and maturities                                     136,257        295,877
       Property and equipment purchases                                               (42,761)       (48,851)
       Purchase of company, net of cash acquired                                            -        (49,942)
                                                                                   ---------------------------
               Cash used in investing activities                                      (20,409)       (37,902)


Cash flows from financing activities:
       Other common stock transactions, net                                             5,307         38,376
       Repurchase of common stock                                                           -        (20,854)
       Payments on capital lease obligations                                             (369)             -
       Proceeds from borrowings, net                                                   18,617              -
       Payments on note payable                                                             -         (1,676)
                                                                                  ---------------------------
               Cash provided by financing activities                                   23,555         15,846

       Effect of exchange rate changes on cash and cash equivalents                      (260)         3,403
                                                                                  ---------------------------

       Net decrease in cash and cash equivalents                                    $ (17,367)      $(22,331)
                                                                                  ===========================
Cash and cash equivalents:
       Beginning of period                                                          $  84,544       $ 84,826
                                                                                  ---------------------------
       End of period                                                                $  67,177       $ 62,495
                                                                                  ===========================

Supplemental disclosure of cash flow information:
       Cash paid for interest                                                       $      93              -

Supplemental schedule of non-cash investing and financing activities:
       Stock options issued in connection with the
         acquisition of PakNetX Corporation                                                 -       $ 10,422
       Cancellation of restricted stock, net of issuances                           $    (285)             -


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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts in the three and nine months ended September 30, 2000 have been adjusted to reflect the adoption of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements," which became effective for the Company during the fourth quarter of 2000. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 2000 "Annual Financial Report to Shareholders" attached as an appendix to the Proxy Statement for the 2001 Annual Meeting of Shareholders.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current-period presentation. The reclassifications had no significant impact on major captions.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

                                       September 30,               December 31,
                                            2001                       2000
                                            ----                       ----

Raw materials                            $16,269                    $14,779
Work in progress                           3,063                      3,404
Finished goods                             2,657                      1,757
                                           -----                      -----

       Total inventories                 $21,989                    $19,940
                                         =======                    =======

Comprehensive Loss

Comprehensive loss is calculated as follows (in thousands):


                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                         September 30,
                                                              -------------                         -------------
                                                          2001              2000                2001               2000
                                                          ----              ----                ----               ----
Net loss                                              $(25,747)         $ (3,808)          $(117,935)          $(15,939)
Unrealized gain/(loss) on investments, net                 493           (21,651)             (4,430)           (38,006)
Accumulated translation adjustments, net                    31              (606)                183               (845)
                                                      --------           -------           ----------           --------

Total comprehensive loss                              $(25,223)         $(26,065)          $(122,182)          $(54,790)
                                                      =========         =========          ==========          =========

Contingencies

The Company is from time to time involved in litigation or claims that arise in the normal course of business. The Company does not expect that any current litigation or claims will have a material adverse effect on the Company's business, operating results, or financial condition.

The Company is currently in an arbitration proceeding in the United Kingdom which relates to a dispute between the Company and Universities Superannuation Scheme Limited ("USS") regarding an Agreement to Lease between the Company and USS. USS is seeking specific performance by the Company of the Agreement to Lease and damages in excess of 50,000 (British pounds) (approximately US $73,650 at current exchange rates). In July 2001, the High Court of Justice, Chancery Division in the United Kingdom granted a stay of the proceedings and the dispute was referred to arbitration.

The Company's current estimate of its obligation relating to the lease is $3.2 million through the third quarter of 2002 which has been accrued. The maximum obligation under the lease is estimated to be $31.5 million payable over 15 years.

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

                                                                 Three months ended                 Nine months ended
                                                                    September 30,                     September 30,
                                                               ---------------------------   ----------------------------
                                                                 2001            2000              2001             2000
                                                               ---------------------------   ----------------------------

Net loss                                                       $(25,747)        $(3,808)       $(117,935)       $(15,939)
Weighted average shares outstanding                              51,749          51,644           51,582          51,199
   Weighted average shares of restricted common stock              (125)           (106)            (133)            (35)
                                                               ---------------------------   ----------------------------
Shares used in calculation, basic and diluted                    51,624          51,538           51,449          51,164
                                                               ===========================   ============================
Basic and diluted net loss per share                           $  (0.50)        $ (0.07)       $   (2.29)       $  (0.31)
                                                               ===========================   ============================


The Company had approximately 7.2 million and 11.9 million common stock options outstanding as of September 30, 2001 and 2000, respectively, which could potentially dilute basic earnings per share in the future. These options were excluded from the computation of diluted earnings per share because inclusion of these shares would have had an anti-dilutive effect, as the Company had a net loss for the period. As of September 30, 2001 and 2000, the Company also had 4.3 million shares of common stock issuable upon conversion of the convertible debentures, and 125,250 shares of restricted common stock outstanding at September 30, 2001. The weighted average of these shares were not included in the calculation of diluted earnings per share for any of the periods presented, because this inclusion would have been anti-dilutive.

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

SFAS 141

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. The adoption of SFAS No. 141 did not have a material impact on the financial position, results of operations or cash flows of the Company.

SFAS 142

In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Aspect will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill with a net carrying value of approximately $53.7 million at December 31, 2001 and the annual amortization of $13.1 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test to determine the impact. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. If any impairment of goodwill is recognized prior to date of adoption, the loss will be charged to operating expenses. The Company has not determined whether adoption of SFAS No. 142 will have an impact on its financial results.

SFAS 144

In August 2001, FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt

SFAS No. 144 for its fiscal year beginning January 1, 2002. The Company has not determined whether adoption of SFAS No. 144 will have an impact on its financial results.


Impairment of Short-Term Investments

During the second quarter of 2001, the Company recorded an impairment charge of $1.3 million for some of its short-term investments. The assets were determined to be impaired because the Company held debt securities of certain entities that were unsuccessful in obtaining additional financing and their ability to repay amounts owed was not likely. The Company will continue to review its existing short-term investments for impairment and make adjustments as needed.

Capitalization of Interest Costs

The Company began capitalizing interest costs relating to the construction of a new building during the third quarter of 2000. As of September 30, 2001, approximately $850,000 was capitalized into construction in progress. Capitalization of interest terminated in July 2001 because the building was ready for its intended use.

Restructuring Charge

In February 2001 and April 2001, the Company reduced its workforce by 6% and 11%, respectively, and consolidated selected facilities in its continuing effort to better optimize operations. This resulted in restructuring charges of $7.0 million and $13.2 million, respectively. As of September 30, 2001, the total restructuring accrual was $10.8 million, of which, $7.9 million was a short-term liability and $2.9 million was a long-term liability. Components of the restructuring accrual as of September 30, 2001 were as follows (in thousands):

                                           Severance and        Consolidation of       Other Restructuring
                                           Outplacement         Facilities Costs              Costs               Total
                                    -------------------------------------------------------------------------------------
Provision I                                  $3,227                 $3,219                     $508               $6,954
Payments and property write downs            (2,287)                  (484)                      -                (2,771)
                                    -------------------------------------------------------------------------------------

Balance at March 31, 2001                       940                  2,735                      508                4,183

Provision II                                  4,947                  8,076                      130               13,153
Payments and property write downs            (3,394)                (1,609)                     (57)              (5,060)
                                    -------------------------------------------------------------------------------------

Balance at June 30, 2001                     $2,493                 $9,202                     $581              $12,276

Payments and property write downs              (859)                  (604)                     (39)              (1,502)
                                    -------------------------------------------------------------------------------------

Balance at September 30, 2001                 1,634                  8,598                      542               10,774
                                    =====================================================================================

Severance and outplacement costs relate to the termination of 457 employees. Employee separation costs include severance and other related benefits. Functions impacted by the restructuring included sales and sales infrastructure, support services, manufacturing, marketing, research and development, and corporate functions. As of September 30, 2001, the Company made $6.5 million in severance payments, and the remaining balance will be paid by the end of 2001.

Consolidation of facilities costs include rent of unoccupied facilities, property write downs, and other facilities related costs. As of September 30, 2001, the Company paid approximately $400,000 in expenses and wrote down $2.3 million in property. The remaining accrual balance will be paid over the next five years.

Other restructuring costs primarily include taxes, legal, and travel expenses. The Company expects the remaining expenses to be paid by the end of the second quarter of 2002.

2001 Stock Option Exchange Program

In April 2001, the Company's Board of Directors approved the 2001 Stock Option Exchange Program. Under this program, eligible employees may elect to exchange their existing options for new options to purchase the same number of shares of Aspect common stock, but with a grant date of December 20, 2001. The new options will be issued from Aspect's 1996 Employee Stock Option Plan and will be nonstatutory stock options. The individuals participating in this program must be employees of Aspect on the re-grant date to be eligible to receive the new stock options. No consideration for the canceled stock options will be provided to individuals terminating employment prior to the re-grant date. The new grants will have an exercise price equal to the closing sale price of the Company's common stock on the date of re-grant. The new stock options will vest on the same schedule as the canceled options; however, vesting is suspended from the cancellation date until the new grant date. The new stock options will have the same expiration date as the cancelled options.

At the expiration date of this program, June 19, 2001, the Company had accepted for exchange options to purchase 4,327,897 shares of common stock, representing approximately 48% of the options that were eligible to be tendered. Upon the terms and subject to the conditions of the program, we will grant new options to purchase shares of Aspect common stock on or about December 20, 2001. Based on the amount of eligible employees on September 30, 2001, the Company will grant new options to purchase an aggregate of 4,071,772 shares of Aspect common stock in December 2001.

Bank Line of Credit

On June 19, 2001, the Company obtained a secured line of credit with Comerica Bank in the amount of $20.0 million, which bears interest at the Company's choice of either the bank's prime rate (6.00% at September 30, 2001) or LIBOR (2.7425% at September 30, 2001) + 1.75%. The Company also obtained a secured equipment line of $5.0 million with the same bank, which bears interest at the Company's choice of either the bank's prime rate or LIBOR (2.785% at September 30, 2001) + 2.00%. Both credit facilities are secured by a general lien on all Company assets. Borrowings under the $20.0 million line of credit are available for one year from the date of the agreement. Borrowings under the equipment line are available through December 2001, at which time all borrowings thereunder become term notes, which are payable in equal monthly installments, including interest, over three years. At September 30, 2001, the Company had $15.0 million outstanding under the credit facility and $3.6 million outstanding under the equipment line. The Company was in compliance with all related covenants and restrictions at September 30, 2001. The financial covenants include adjusted tangible net worth, quick ratio, earnings before interest expense, income taxes, depreciation and amortization (EBITDA), unrestricted cash, and leverage ratio.

Subsequent Events

In October 2001, the Company announced a workforce reduction of approximately 16%, or approximately 350 people and a 10% reduction in executive salaries. The Company expects to take a charge to fourth quarter earnings of approximately $20 to $23 million.

In October 2001, the Company entered into a five year loan with Fremont Bank in the amount of $25 million which bears interest at an initial rate of 8% which is then re-measured semi-annually beginning May 2002 at the rate of LIBOR + 3.75% subject to a floor of 8% and a ceiling of 14%. The loan is secured by a security interest in the San Jose buildings. Borrowings are payable in equal monthly installments including interest until November 1, 2006. The Company received net proceeds from the loan of $22.5 million.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in
Part I-Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis in the Company's 2000 Annual Financial Report to Shareholders.

The matters discussed in this report including, but not limited to, statements relating to (i) the Company's ongoing effort to incorporate technology acquired from PakNetX into the Company's products, including the amortization of intangibles; (ii) changes in anticipated spending levels in research and development, sales and marketing, and general and administrative expenses; and
(iii) the adequacy of our financial resources to meet currently anticipated cash flow requirements for the next twelve months and (iv) the Company's restructuring are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Forward-looking statements may be identified by phrases such as "we anticipate," "are expected to," and "on a forward-looking basis," and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Specific factors that could cause actual revenue and earnings per share results to differ include a potentially prolonged period of generally poor economic conditions that could impact our customers' purchasing decisions; the September 11th events in the United Stated have caused increased instability in the global economic environment, the significant percentage of our quarterly sales that are consummated in the last few days of the quarter, making financial predictions difficult and raising a substantial risk of variance in actual results; fluctuations in our North American and international business levels; the hiring and retention of key employees; changes in product line revenues; insufficient, excess, or obsolete inventory and variations in valuation; the potential disruption to our business which could result from the current power shortages in California; and foreign exchange rate fluctuations. For a discussion of these and other risks related to our business, see the section entitled "Business Environment and Risk Factors" below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

Background and Acquisitions

Aspect Communications Corporation is the leading provider of business communications solutions that help companies improve customer satisfaction, reduce operating costs, gather market intelligence and increase revenue. Aspect is the trusted mission-critical partner of 76 percent of the Fortune 500 companies, managing more than 3 million customer sales and service professionals worldwide on a daily basis. Aspect provides the mission-critical software platform, development environment and applications that seamlessly integrate voice-over-IP, traditional telephony, e-mail, voicemail, Web, fax and wireless business communications, while providing investment protection in a company's front-office, back-office, Internet and telephony infrastructures. Aspect's leadership in business communications solutions is based on more than 16 years of experience and over 7,600 implementations deployed worldwide. The Company is headquartered in San Jose, California, with offices around the world, as well as an extensive global network of systems integrators, independent software vendors and distribution partners.

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

                                                                                                  Amortization
                                                                                                     period
Total purchase price:                        Purchase price allocation:                              (years)

    Total cash consideration        $54,948  Tangible assets                         $   301
    Value of options assumed         10,422  Intangible assets:
    Transaction costs                 1,850       Developed and core technology       41,466            7
                                                  Assembled workforce                    567            4
                                                  Testing tools                          518            4
                                                  Goodwill                            34,018            7
                                             In-process technology                     5,018        Expensed

                                  Tangible liabilities            (1,790)
                                  Deferred tax liabilities       (12,878)
                       -------                                   -------

                       $67,220                                   $67,220
                       =======                                   =======

As noted above, Aspect recorded a one-time charge of approximately $5 million in the first quarter of 2000 for purchased in-process technology that had not reached technological feasibility and had no alternative future use. The purchased in-process technology related to the development of PakNetX's contact server products and contact center applications that had not reached technological feasibility. As a result, successful development of this technology was uncertain. As of September 30, 2001, some components of this technology have been incorporated into Aspect products, while the remaining components are expected to reach technological feasibility during the fourth quarter of 2001. Failure to successfully complete the remaining components of this project could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows. As of September 30, 2001, the Company has incurred an additional $8.3 million in operating expenses related to the development of this technology.

Significant assumptions used to determine the value of in-process technology included: (i) projected net cash flows that the Company expected to result from development efforts; (ii) an estimate of the percentage of the project that had been completed; and (iii) a discount rate of approximately 25%. As of September 30, 2001, no significant departures from the assumptions included in the valuation analysis had occurred.

Restructuring Charges

In February 2001 and April 2001, the Company reduced its workforce by 6% and 11%, respectively, and consolidated selected facilities in its continuing effort to better optimize operations. This resulted in restructuring charges of $7.0 million and $13.2 million, respectively. Subsequent to September 30, 2001, the Company announced a further workforce reduction of approximately 16%, or approximately 350 people and a 10% reduction in executive salaries. The Company expects to take a charge to fourth quarter earnings of approximately $20 to $23 million.

Results of Operations

The following table sets forth statements of operations data for the three and nine months ended September 30, 2001 and 2000 expressed as a percentage of total revenues:



                                                      Three months ended                   Nine months ended
                                                          September 30,                       September 30,
                                                     -------------------------          ------------------------
                                                     2001            2000                 2001            2000
                                                     -------------------------          ------------------------
Net revenues:
    License revenues                                  20%            36%                  24%             33%
    Services revenues                                 63%            43%                  58%             45%
    Other revenues                                    17%            21%                  18%             22%
                                                     -------------------------          ------------------------
Total net revenues                                   100%           100%                 100%            100%
                                                     -------------------------          ------------------------
Cost of revenues:
    Cost of license revenues                           3%             2%                   2%              2%
    Cost of services revenues                         33%            28%                  34%             29%
    Cost of other revenues                            15%            17%                  16%             17%
    Amortization of intangible assets                  1%             1%                   1%              1%
                                                     -------------------------          ------------------------
Total cost of revenues                                52%            48%                  53%             49%
                                                     -------------------------          ------------------------

Gross margin                                          48%            52%                  47%             51%

Operating expenses:
    Research and development                          19%            17%                  19%             18%
    Sales and marketing                               38%            31%                  41%             29%
    General and administration                         8%             8%                   9%              8%
    Restructuring charges                              -              -                    6%              -
    In-process research and development                -              -                    -               1%
    Amortization of intangible assets
             and stock-based compensation              6%             4%                   6%              4%
                                                     -------------------------          ------------------------
Total operating expenses                              71%            60%                  81%             60%
                                                     -------------------------          ------------------------

Loss from operations                                 (23%)           (8%)                (34%)            (9%)

Interest and other income                              1%             7%                   1%              6%
Interest and other expense                            (2%)           (2%)                 (2%)            (1%)
                                                     -------------------------          ------------------------
Loss before income taxes                             (24%)           (3%)                (35%)            (4%)
    Provision (benefit) for income taxes               -               -                   -               -
                                                     -------------------------          ------------------------
Net loss                                             (24%)           (3%)                (35%)            (4%)
                                                     =========================          ========================


Revenues
--------

Net revenues for the third quarter of 2001 decreased 27% to $108.7 million from $148.5 million in the third quarter of 2000. Net revenues for the first nine months of 2001 decreased 21% to $336.6 million from $424.5 million in the first nine months of 2000. As a percentage of total net revenues, international net revenues were 26% and 27% for the third quarter and first nine months of 2001, respectively and 28% for both the third quarter and first nine months of 2000.

License revenues for the third quarter of 2001 decreased 60% to $21.8 million from $54.0 million in the third quarter of 2000. License revenues for the first nine months of 2001 decreased 42% to $81.9 million from $141.9 million in the first nine months of 2000. License revenues consist of both data call center software and business communications solutions. The decrease across all periods presented was primarily due to recent changes in global economic conditions causing many of our customers to delay and/or reduce their capital spending. In addition, the September 11th events in the U.S. put additional financial constraints on certain industries, such as the airlines, who in some cases, have further delayed purchases.

Services revenues for the third quarter of 2001 increased 8% to $68.2 million from $63.0 million in the third quarter of 2000. Services revenues in the first nine months of 2001 increased 2% to $194.0 million from $189.7 million in the first nine months of 2000. Services revenues consist primarily of maintenance and support revenues, consulting services, and educational fees. The increase across all periods was primarily due to an increase in maintenance and software support contracts from an increased customer base.

Other revenues for the third quarter of 2001 decreased 41% to $18.6 million from $31.5 million in the third quarter of 2000. Other revenues for the first nine months of 2001 decreased 35% to $60.7 million from $93.0 million in the first nine months of 2000. Other revenues consist of hardware revenues from both new system sales and upgrades to existing systems. The decrease across all periods presented was primarily due to the global economic slowdown.

Gross Margin
------------

Gross margin on license revenues was 80% and 91% for the third quarter of 2001 and 2000, respectively. Gross margin on license revenues was 87% and 91% for the first nine months of 2001 and 2000, respectively. Cost of license revenues include third party software royalties, product packaging, and documentation. The decrease across all periods was primarily due to lower than anticipated revenue while cost of revenues remained constant.

Gross margin on services revenues was 47% and 35% for the third quarter of 2001 and 2000, respectively. Gross margin on services revenues was 42% and 35% for the first nine months of 2001 and 2000, respectively. Cost of services revenues include expenses related to support, consulting, and education. Gross margin on services revenues increased across all periods presented as a result of higher revenue levels while cost of revenues decreased due to the expense control activities, and selling a more profitable mix of services.

Gross margin on other revenues was 11% and 18% for the third quarter of 2001 and 2000, respectively. Gross margin on other revenues was 10% and 24% for the first nine months of 2001 and 2000, respectively. Cost of other revenues includes labor, materials, overhead, and other directly allocated costs involved in the manufacture and delivery of our hardware products. Gross margin on other revenues decreased across all periods presented due to increased period costs, lower than anticipated revenues, and a shift in product mix to lower margin products.

Operating Expenses
------------------

Research and development (R&D) expenses for the third quarter of 2001 decreased 18% to $20.6 million from $25.2 million in the third quarter of 2000. R&D expenses for the first nine months of 2001 decreased 11% to $65.8 million from $73.6 million in the first nine months of 2000. R&D expenditures reflect our ongoing efforts to remain competitive through both new product development and expanded capabilities for existing products. The decrease across all periods presented was primarily due to the savings from workforce adjustments during the first half of 2001, and lower spending related to our expense reduction initiatives. As a percentage of net revenues, R&D expenses were 19% and 17% for the third quarter of 2001 and 2000, respectively, and 19% and 18% for the first nine months of 2001 and 2000, respectively. We anticipate, on a forward-looking basis, that such expenses in absolute dollars will decrease for the remainder of 2001, although such expenses as a percentage of net revenues may fluctuate between periods.

Sales and marketing expenses for the third quarter of 2001 decreased 10% to $40.7 million from $45.3 million in the third quarter of 2000. Sales and marketing expenses for the first nine months of 2001 increased 10% to $136.7 million from $123.8 million in the first nine months of 2000. The decrease in the third quarter of 2001 compared to the third quarter in 2000 was primarily due to savings from workforce adjustments and lower commission expenses from a decrease in revenue levels. The increase for the first nine months of 2001 compared to the same period in 2000 resulted primarily from focused efforts to support our sales and marketing strategies by investing in personnel, marketing initiatives, and training in the first half of 2000. As a percentage of net revenues, sales and marketing expenses were 38% and 31% for the third quarter of 2001 and 2000, respectively, and 41% and 29% for the first nine months of 2001 and 2000, respectively. We anticipate, on a forward-looking basis, that sales and marketing expenses will decrease for the remainder of 2001, although such expenses as a percentage of net revenues may fluctuate between periods.

General and administrative (G&A) expenses for the third quarter of 2001 decreased 31% to $8.3 million from $12.0 million in the third quarter of 2000. G&A expenses for the first nine months of 2001 decreased 10% to $30.1 million from $33.5 million in the first nine months of 2000. The decrease across all periods presented was primarily due to the savings from workforce adjustments functions. As a percentage of net revenues, G&A expenses were 8% for the third quarter of 2001 and 2000, and 9% and 8% for the first nine months of 2001 and 2000, respectively. We anticipate, on a forward-looking basis, that such expenses in absolute dollars will decrease for the remainder of 2001, although such expenses as a percentage of net revenues may fluctuate between periods.

Restructuring charges were $20.1 million for the first nine months of 2001, or $0.39 per diluted share. The charges relate to the Company's workforce reductions and consolidation of selected facilities in an effort to reduce overall costs and optimize operational efficiency.

In-process research and development expenses represent a non-recurring charge of $5.0 million in the second quarter of 2000, related to the acquisition of PakNetX.

Amortization of intangible assets and stock-based compensation expenses included in cost of revenues and operating expenses were $7.9 million and $7.8 million for the third quarter of 2001 and 2000, respectively. These expenses included in cost of revenues and operating expenses were $23.9 million and $21.6 million for the first nine months of 2001 and 2000, respectively. Amortization of intangible assets and stock-based compensation relate to the purchase of intangible assets in connection with various acquisitions and issuance of restricted stock to specific employees.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Aspect will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill with a net carrying value of approximately $53.7 million at December 31, 2001 and the annual amortization of $13.1 million that resulted from business combinations initiated prior to the adoption of SFAS No.
141. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test to determine the impact. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. If any impairment of goodwill is recognized prior to date of adoption, the loss will be charged to operating expenses. The Company has not determined whether adoption of SFAS No. 142 will have an impact on its financial results.

Interest and Other Income (Expense)
-----------------------------------

Interest and other income was $1.4 million and $10.3 million for the third quarter of 2001 and 2000, respectively. Interest and other income was $5.0 million and $25.2 million for the first nine months of 2001 and 2000, respectively. The decrease across all periods presented was primarily due to the gain on the sale of marketable equity securities in 2000 and lower interest income attributable to lower average investment amounts in 2001. In addition, the decrease for the first nine months of 2001 compared to 2000 was also a result of the loss from the impairment of certain short-term investments in 2001. The periods pre-tax gain on the sale of marketable equity securities was $7.7 million and $17.1 million for the third quarter and the first nine months of 2000, respectively. For the third quarter of 2001, the pre-tax gain was $154,000 on the sale of marketable securities. For the first nine months of 2001, the pre-tax gain was $563,000 on the sale of marketable securities and the loss from the impairment of short-term investments was $1.3 million.

Interest and other expense was $2.4 million and $2.7 million for the third quarter of 2001 and 2000, respectively. Interest and other expense was $7.8 million and $7.7 million for the first nine months of 2001 and 2000, respectively. Interest and other expense across all periods presented primarily relates to the convertible subordinated debentures.

Provision for Income Taxes
--------------------------

The Company recorded an income tax provision at an effective tax rate of less than 1% for the third quarter and first nine months of 2001 compared with a benefit, excluding the effect of purchased in-process technology related to acquisitions, of 20% for the same periods of 2000. The tax rate for the third quarter and first nine months of 2001 differs from the statutory rate due to current year net operating losses for which no benefit is provided as a result of the full valuation allowance against the Company's deferred tax assets. The tax benefit rate for the first three and nine months of 2000 is less than the statutory rate primarily due to nondeductible goodwill amortization.

Liquidity and Capital Resources

At September 30, 2001, the principal source of liquidity consisted of cash, cash equivalents and short-term investments totaling $133.5 million, which represented 25% of total assets. The primary sources of cash during the first nine months of 2001 were net proceeds from sales of short term investments of $22.4 million, proceeds from borrowings of $18.6 million, and proceeds from the issuance of common stock under various stock plans of $5.3 million. The primary uses of cash during the first nine months of 2001 were $42.8 million for the purchase of property and equipment, and $20.3 million to support operating activities.

The primary sources of cash during the first nine months of 2000 were net sales of short term investments of $60.9 million and proceeds from the issuance of common stock under various stock plans of $38.4 million. The primary uses of cash during the first nine months of 2000 were $49.9 million cash paid to acquire PakNetX, $48.9 million for the purchase of property and equipment, and $20.9 million for the repurchase of common stock.

The Company substantially completed construction on its new facility in the third quarter of 2001. As of September 30, 2001, Aspect is committed to pay a minimum of an additional $2.4 million for future obligations related to the final completion of the new building.

On June 19, 2001, the Company obtained a secured line of credit with Comerica Bank in the amount of $20.0 million, which bears interest at the Company's choice of either the bank's prime rate (6.00% at September 30, 2001) or LIBOR (2.7425% at September 30, 2001) + 1.75%. The Company also obtained a secured equipment line of $5.0 million with the same bank, which bears interest at the Company's choice of either the bank's prime rate or LIBOR (2.785% at September 30, 2001) + 2.00%. Both credit facilities are secured by a general lien on all Company assets. Borrowings under the $20.0 million line of credit are available for one year from the date of the agreement. Borrowings under the equipment line are available through in December 2001, at which time all borrowings thereunder become term notes, which are payable in equal monthly installments, including interest, over three years. At September 30, 2001, the Company had $15.0 million outstanding under the credit facility, and $3.6 million outstanding under the equipment loan. The Company was in compliance with all related covenants and restrictions at September 30, 2001. The financial covenants include adjusted tangible net worth, quick ratio, earnings before interest expense, income taxes, depreciation and amortization (EBITDA), unrestricted cash, and leverage ratio.

On a forward-looking basis, cash, cash equivalents, short-term investments, and anticipated cash flow from operations will be sufficient to meet presently anticipated cash requirements for at least the next twelve months.

Effect of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. The adoption of SFAS 141 did not have an impact on the financial position, results of operations or cash flows of the Company.

In June 2001, (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Aspect will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill with a net carrying value of approximately $53.7 million at December 31, 2001 and the annual amortization of $13.1 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test to determine the impact. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. If any impairment of goodwill is recognized prior to date of adoption, the loss will be charged to operating expenses. The Company has not determined whether adoption of SFAS No. 142 will have an impact on its financial results.

In August 2001, FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt SFAS No. 144 for its fiscal year beginning January 1, 2002. The Company has not determined whether adoption of SFAS No. 144 will have an impact on its financial results.

Business Environment and Risk Factors

The Overall Economic Climate Continues to Be Weak: Our products typically represent substantial capital commitments by customers, involving a potentially long sales cycle. As a result, customer purchase decisions may be significantly affected by a variety of factors including trends in capital spending for telecommunications or enterprise software for contact center servers, market competition, and the availability or announcement of alternative technologies. Continued recent weakness in global economic conditions has resulted in many of our customers delaying and/or reducing their capital spending related to information systems. Further, the recent September 11th events in the United States have caused increased instability in the global economic environment. If the economy continues to be weak, demand for the Company's products could decrease resulting in lower revenues and a decline in the overall rate of the Company's revenue growth.

Our Company's Business Focus Continues to Evolve: Our shift to an enterprise software business model has required and will continue to require substantial change, potentially resulting in some disruption to our business. Our inability to successfully continue or complete this transition from a hardware to an enterprise software business in a timely manner could materially affect our business, operating results, or financial condition. These changes may include the following:

   o    Changes in management and technical personnel;

   o Modifications to the pricing and positioning of our products which could impact revenues and operating results;

   o    Expanded or differing competition
        resulting from operating in the enterprise software market;

   o More revenues being deferred to future periods under revenue recognition rules; and/or

   o An increased reliance on systems integrators to develop, deploy, and/or manage our applications.

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

As the market develops for converged voice data networks and products and the demand for Public Switched Telephony Network (PSTN) based call centers diminishes, companies in these markets are merging and obtaining significant positions in the eCRM and traditional telephony products market. Many current and potential competitors, including Avaya Inc., Nortel Networks Corporation, Cisco Systems Inc., and Genesys SA (Alcatel), have considerably greater resources, larger customer bases and broader international presence than Aspect. Consequently, the Company expects to encounter substantial competition from these and other sources.

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

The Company is currently in an arbitration proceeding in the United Kingdom which relates to a dispute between the Company and Universities Superannuation Scheme Limited ("USS") regarding an Agreement to Lease between the Company and USS. USS is seeking specific performance by the Company of the Agreement to Lease and damages in excess of 50,000 British pounds (approximately US $73,650 at current exchange rates). In July 2001, the High Court of Justice, Chancery Division in the United Kingdom granted a stay of the proceedings and the dispute was referred to arbitration. The Company's current estimate of its obligation relating to the lease is $3.2 million through the third quarter of 2002 which has been accrued. The maximum obligation under the lease is estimated to be $31.5 million payable over 15 years.

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

Doing Business Internationally Involves Significant Risk: We market our products and services worldwide and anticipate entering additional countries in the future. If we fail to enter certain major international markets successfully, our competitive position could be impaired and we may be unable to compete on a global scale. The financial resources required to enter, establish, and grow new and existing international markets may be substantial, and international operations are subject to additional risks including:

   o The cost and timing of the multiple governmental approvals and product modifications required by many countries;

   o      Market acceptance;

   o      Exchange rate fluctuations;

   o      Delays in market deregulation;

   o Difficulties in staffing and managing foreign subsidiary operations; and/or

   o Global economic climate considerations including potentially negative tax and foreign and domestic trade legislation, which could result in the creation of trade barriers such as tariffs, duties, quotas, and other restrictions.

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

We May Experience Difficulty Managing Changes in Our Business: The changes in our business may place a significant strain on our operational and financial systems. We may experience substantial disruption from changes in our systems and incur significant expenses and write-offs during these transitions. We must carefully manage accounts receivables to limit credit risk. We must also maintain inventories at levels consistent with product demand. Inaccurate data (for example, credit histories or supply/demand forecasts) could quickly result in excessive balances or insufficient reserves.

We May Experience Difficulty Expanding Our Distribution Channels: We have historically sold our products and services through our direct sales force and a limited number of distributors. Changes in customer preferences, the competitive environment, or other factors may require us to broaden original equipment manufacturer distribution channels, as well as expand third-party distributor, electronic, and other alternative distributionchannels. We anticipate a greater reliance on systems integrators as we complete our recently announced workforce adjustment that will ultimately reduce our internal consulting resources. We may not be successful in expanding these distribution channels.

We Are Dependent on Key Personnel: We depend on certain key management and technical personnel and on our ability to attract and retain highly qualified personnel in labor markets characterized by high turnover among, high demand for, and limited supply of, qualified people. We have recently undergone significant changes in senior management and technical personnel and may experience additional changes as a result of continuing volatility in the high technology employment sector.

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

Foreign Currency Exchange: Revenues generated from international operations are generally denominated in foreign currencies. We enter into foreign exchange forward contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact has not been material in any of the past three fiscal years. At September 30, 2001, our primary net foreign currency market exposures included British pounds, Euros, Australian dollars and Canadian dollars.

Our Debt and Debt Service Obligations Are Significant: We incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. We obtained a secured line of credit and an equipment line totaling $25 million in June 2001. We had $15 million outstanding under the credit facility and $3.6 million under the equipment line at September 30, 2001. The outstanding debt results in a ratio of long-term debt to total shareholders' equity of approximately 110% at September 30, 2001. As a result of this sale, we have substantially increased our principal and interest obligations. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.

Item 3.   Quantitative and Qualitative Disclosures About Financial Market Risk

Reference is made to the information appearing under the caption "Quantitative and Qualitative Disclosures About Financial Market Risk" of the Registrant's 2000 Annual Financial Report to Shareholders, attached as an appendix to Aspect's 2001 Proxy Statement, which information is hereby incorporated by reference. The Company believes there were no material changes in the Company's exposure to financial market risk during the third quarter or first nine months of 2001.

                           Part II: Other Information

Item 1.  Legal Proceedings

We may become involved in litigation, from time to time, which arises in the ordinary course of business. In the opinion of management, we are not currently involved in any legal proceedings, other than the arbitration proceeding specifically identified in the notes to the condensed consolidated financial statements which, individually or in the aggregate, could have a material negative effect on our financial condition, operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits

None.

B. Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Aspect Communications Corporation

                                 (Registrant)

Date: November 14, 2001         By /s/  Betsy Rafael
                                   ---------------------------------------------

                                    Betsy Rafael
                                    Executive Vice President, Finance,
                                    Chief Financial Officer, and
                                    Secretary