Form 10-K405
period 2001-12-31
ASPECT COMMUNICATIONS CORP
filed 2002-03-28
CIK 779390

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               -----------------

                                   Form 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________

                        Commission file number 0-18391

                               -----------------

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

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 2002, was $199,351,591 based upon the last sale price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13G's filed by such persons) to beneficially own more than 5% of the Registrant's Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

   The number of shares of the Registrant's Common Stock outstanding as of March 21, 2002 was 52,460,945.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Parts of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into items 10,11,12,and 13 hereof.

================================================================================

                       ASPECT COMMUNICATIONS CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                           PART I
                                                                                        Page
                                                                                        ----

Item 1  Business.......................................................................    4
Item 2  Properties.....................................................................    8
Item 3  Legal Proceedings..............................................................    8
Item 4  Submission of Matters to a Vote of Security Holders............................    9

                                          PART II

Item 5  Market for Registrant's Common Stock and Related Stockholder Matters...........   10
Item 6  Selected Financial Data........................................................   11
Item 7  Management's Discussion and Analysis of Financial Condition and Results of
          Operation....................................................................   12
Item 7A Quantitative and Qualitative Disclosures About Market Risk.....................   28
Item 8  Financial Statements and Supplementary Data....................................   29
Item 9  Changes In and Disagreements with Accountants on Accounting and Financial
          Disclosures..................................................................   54

                                          PART III

Item 10 Directors and Executive Officers of the Registrant.............................   55
Item 11 Executive Compensation.........................................................   56
Item 12 Security Ownership of Certain Beneficial Owners and Management.................   56
Item 13 Certain Relationships and Related Transactions.................................   56

                                          PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on 8-K.....................   56

Forward-Looking Statements

   The matters discussed in this report including, but not limited to, statements relating to anticipated revenue and gross margin levels, anticipated spending levels for capital equipment, research and development, and selling, general and administrative expenses, adequacy of our financial resources to meet currently anticipated cash flow requirements for the next twelve months, lack of significant changes in financial market risk exposures to the Company, and general economic conditions are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Such forward-looking statements, which may be identified by phrases such as "we anticipate," "we believe," and "on a forward-looking basis," are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific factors that may cause actual revenue and earnings per share results to differ include the significant percentage of Aspect's quarterly sales consummated in the last few days of the quarter, making financial predictions especially difficult and raising a substantial risk of variance in actual results; fluctuations in our North American and International business levels and/or economic conditions; the hiring and retention of key employees; changes in product line revenues; insufficient, excess, or obsolete inventory and variations in valuation; and foreign exchange rate fluctuations. For a discussion of additional risks, see "Business Environment and Risk Factors," appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

                                    PART I

Item 1.  Business

Background

   Aspect Communications Corporation (Aspect or the Company) is a leading provider of business communications solutions that help companies improve customer satisfaction, reduce operating costs, gather market intelligence and increase revenue. Aspect is the trusted mission-critical partner of 76 percent of the Fortune 50, daily managing more than 3 million customer sales and service professionals worldwide. Aspect provides the mission-critical software platform, development environment and applications that seamlessly integrate traditional telephony, e-mail, voicemail, web, fax, wireless business communications and voice-over-IP, while providing investment protection in a company's existing data and telephony infrastructures. Aspect's leadership in business communications solutions is based on more than 16 years of experience and over 7,600 implementations deployed worldwide. Aspect was incorporated on August 16, 1985, in California and is headquartered in San Jose, California. Aspect has offices around the world, as well as an extensive global network of systems integrators, independent software vendors and distribution partners.

   During 1999, the Company initiated a transformation of its business from a telecommunication equipment supplier to a provider of software solutions. The transformation included repackaging and repricing Aspect's products and services, developing and launching new software based products and services, changing the Company's internal processes and systems, establishing key systems integration and technology partnerships, enhancing the Company's senior management team, and retaining key employees. During 2001, due to the drastic changes in the economic environment, Aspect took action to right-size the Company, and at the same time, realigned the organization to better leverage the relationships with existing as well as new partners.

Acquisitions

   On February 18, 2000, the Company acquired privately held PakNetX Corporation (PakNetX), an eBusiness software provider based in Salem, New Hampshire. The transaction enables Aspect to integrate multimedia-over-IP technology into its flagship Contact Server platform and strengthen the Company's market position. The Company paid $55 million in cash for all the outstanding common and preferred shares and warrants of PakNetX. In addition, Aspect assumed the existing PakNetX stock option plan and converted PakNetX stock options into options to purchase 160,000 shares of Aspect common stock with a fair value of $10 million, and incurred transaction costs of $2 million. The transaction was accounted for as a purchase and resulted in a one-time charge of $5 million related to in-process technology that had not reached technological feasibility in the quarter ended March 31, 2000. The historical operations of PakNetX are not material to the financial position or results of operations of the Company.

Industry Background and Market Trends

   Many companies today are recognizing that a Customer Relationship Management
(CRM) strategy is key to continued attraction and retention of customers. With more enterprises having a global presence, providing a consistent level of customer interaction becomes increasingly important, with customers wanting the same service regardless of their location, the time of day, the medium they are using (voice, e-mail, fax or the web), the location from which the assistance is being supplied, or the individual providing the service.

   Call and contact centers are the most demanding enterprise business communications environments. In these environments, massive customer interaction volumes need to be blended across a universal queue to handle voice, e-mail and web interactions. Key to a solution is an open business communications platform with mature tool sets, open APIs, real-time interfaces, and an intuitive graphical user interface for creating routing scenarios based on business rules. This business communications platform integrates multiple communication channels with front and backoffice systems and provides central control of multiple contact center sites.

   Voice over Internet Protocol (VoIP), working in concert with other Internet technologies, is anticipated to be the next major communications advance. Going forward, CRM solutions will be based increasingly on IP technology, and as contact centers move into the IP world--handling VoIP calls, e-mail, web chat, and Customer Service Relationship (CSR)-assisted browsing--businesses will have new opportunities to better serve their customers and build more lasting customer relationships. In IP contact centers, the entire operation is run by a software-based switching application that blends voice, e-mail, and Web communications into a unified queue, then routes them cost-effectively over a single data network to any destination in the enterprise.

Products

   Aspect's integrated applications and customer services are developed around the Aspect Contact Server platform and can be installed in tandem with legacy technology which includes both software and hardware products.

   The Aspect Contact Server is at the center of Aspect's solutions architecture and can integrate a company's CRM and business communications resources. The Aspect Enterprise Contact Server handles multichannel queuing and management and centralized administration of multi-site contact centers.

   Aspect's integrated applications are developed around the Aspect Contact Server and Enterprise Contact Server and can be installed in tandem with legacy technology. These applications include:

   Intelligence--Aspect Customer DataMart consolidates information from enterprise resources in multiple contact centers and enables customers to analyze multisite operations as a single, virtual contact center.

   Routing--Contact routing lets a business route data with voice to the appropriate desktop. Enterprise routing makes it possible to route contacts based on a combination of customer information, business rules, and multiple agent skills, and enables centralized management and administration of multiple contact center sites. Multichannel routing enables a business to view telephone, e-mail, and interactive web contact channels as components of a single multichannel contact center. Aspect Carrier Routing reduces PSTN charges by making routing decisions while the call is in a carrier network.

Collaboration

   Aspect Customer Self-Service allows customers to conduct self-service transactions conveniently and around-the-clock with options such as interactive voice response (IVR), speech recognition and text-to-speech.

   Aspect Web Interaction is Web-collaboration software that makes the Web an integral part of a contact center by allowing customers to interact directly with Customer Service Representative (CSRs). It incorporates shared browsing, page markup, text chat, and collaborative form completion.

   Aspect Call Center processes and routes both inbound and outbound calls and permits multisite integration, outbound call management, and remote staffing across both PSTN and VoIP networks.

   Wireless solutions give customers the choice of using wireless access for their interactions and the freedom to transact business anytime, anyplace, and on any device.

Relationship Effectiveness

   Aspect eWorkforce Management enables efficient management of contact center agent resources across multiple channels, including e-mail, web, and voice. It allows managers to forecast workloads and develop employee schedules, thus optimizing service levels and minimizing labor costs.

Aspect IP Contact Suite

   Aspect IP Contact Suite can move all communications to a single data network, which streamlines processes and provides significant cost saving opportunities. IP-enabled contact centers reduce expenses by eliminating expensive PSTN switch equipment and long-distance costs for home-based CSRs. Traditional voice-routing capabilities are easily carried forward and blended with e-mail and web channels.

Customer Services

   Aspect offers technical support and maintenance, consulting, and education services to ensure the Company's customers' continued growth and success.

   To enhance all of Aspect's software solutions, Aspect Customer Services offers complete end-to-end strategy, design, development, implementation, training, and ongoing technical support for all Aspect solutions.

   Aspect's technical support and maintenance services include on-site and remote access to support personnel, which are provided primarily by Aspect support centers located around the world. Pricing of support services is generally based on the level of support contracted and the number of users authorized to access the products. These contracts generally include update rights for licensed products.

   Aspect's consulting services include professional services, project management, and installation which are provided by employees, consultants or partners and are primarily based on time and material contracts.

   Aspect's education services include training courses which are provided in the Company's training centers around the world.

Product Development

   The Company has a continuing program of product development directed toward the enhancement of existing products based upon current and anticipated customer needs. The Company's research and product development efforts also emphasize introduction of new products to broaden the Company's product lines and to reach a larger segment of the CRM market. During the past three years, the Company has made significant investments in its product development efforts, spending $96 million on research and development in 2001, $109 million in 2000 and $87 million in 1999.

Manufacturing

   The Company's manufacturing operations consist primarily of configuration, final assembly and testing of customer contact hardware platforms and software replication. Substantial elements of the Company's manufacturing operations are outsourced to third parties. The Company believes that its approach to design and development has allowed flexibility in the manufacturing process and has allowed the Company to satisfy a wide variety of customer configuration requirements while achieving high quality and reasonable lead times.

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

   During the fourth quarter of 2001, the Company engaged with a third party to outsource its remaining configuration, final assembly and testing activities. These activities should be completed by mid 2002.

Markets, Segments, and Customers

   The Company's operations are reported as two operating segments, which are product and services. The complete financial segment information, as well as geographical information, can be found in the consolidated financial statements and notes thereto in this Annual Report on Form 10-K and is incorporated by reference herein. The Company markets and sells its products and services primarily to large organizations in diversified industries worldwide. Aspect markets its products in the United States largely through its direct sales force and internationally has a direct sales force supplemented through distribution partners and value-added resellers in various countries. The Company anticipates that an increased portion of sales will need to be generated through third party resellers to achieve targeted market share goals.

   A key part of Aspect's overall strategy is to increase sales through indirect channels including Value Added Resellers (VARs), Technology Alliances
(TAs), and System Integrators (SIs). The Company plans to continue to develop alliances with key technology players who integrate their products or services with Aspect products or services thereby enabling the customer to purchase a complete solution.

Backlog

   The Company's backlog at December 31, 2001 was approximately $3 million compared with a backlog of approximately $24 million at December 31, 2000. The Company includes in its backlog only orders confirmed with a purchase order for products to be shipped within 90 days to customers with approved credit status. While the Company believes that all of the orders included in its backlog are firm, the Company may determine that it is in its best interest to allow orders to be cancelled without penalty. In addition, as a result of the deterioration of a customer's financial condition, a customer may be unable to pay for its purchases.

Competition

   The market for Aspect's products is intensely competitive, and competition is likely to intensify as companies in Aspect's industry consolidate to offer integrated solutions. Aspect's principal competitors currently include companies in the CRM contact center market and companies that market traditional telephony products and services.

   As the hardware requirements for a traditional call center diminish due to the emergence of the Internet, local area networks, and other factors, companies in these markets are merging and obtaining significant positions in the CRM and traditional telephony products market. Many current and potential competitors, including Avaya Inc., Nortel Networks Corporation, Rockwell International Corporation, Alcatel SA, Siemens AG, Cisco Systems Inc., Siebel Systems Inc., and Oracle Corporation, have considerably greater resources, larger customer bases and broader international presence than Aspect. Consequently, the Company expects to encounter substantial competition from these companies and other sources.

   The Company believes that the principal competitive factors in its market include: the quality, performance, reliability, price and market acceptance of the Company's products; the Company's level of customer support and reputation with its customers; the timeliness and quality of new products; and the Company's market presence.

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

   The Company files patent applications to protect inventions and improvements that are significant to the development of its business. In October 1997, the Company acquired certain rights to two intellectual property portfolios by paying $9.8 million in cash and issuing $10 million in notes payable. In July and September 1998, the Company acquired the remaining rights under these intellectual portfolios by making additional payments of $7.5 million and $3.8 million, respectively. Including these portfolios, the Company currently holds approximately 104 issued United States patents and a lesser number of issued foreign patents and has pending approximately 65 United States patent applications and a lesser number of corresponding foreign patent applications that cover various components of its technology. The Company's issued United States patents expire on dates ranging from 2004 through at least 2017. There can be no assurance that any of the claims in the pending applications will be allowed, or that any issued patents will be upheld, or that competitors will not circumvent the Company's patents, or that any patents or licenses will provide competitive advantages for the Company's products.

   The Company develops and maintains proprietary software that is licensed to its customers.

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

Employees

   As of December 31, 2001, the Company employed 1,842 full-time employees.

Item 2.  Properties

   Aspect's headquarters currently occupies three office buildings, totaling approximately 285,000 square feet, in San Jose, California. The Company owns two of the three buildings on 10 acres acquired in 1996, one of which is approximately 104,000 square feet, with the other being a newly constructed building of approximately 105,000 square feet. The Company occupies approximately 90,000 square feet in facilities located in Tennessee that are leased through 2006. The Company also occupies 80,000 square feet in Massachusetts that are leased through 2009. Other North American sales and support functions operate from various leased multi-tenant offices nationwide covering a total of 75,000 square feet with leases expiring as late as 2010.

   Aspect has several facilities to support its European operations. The principal UK operations are located in and near London in facilities totaling approximately 30,000 square feet and are leased through 2023. Other significant European facilities are located in France, the Netherlands, and Germany. In Asia, the Company occupies sales and support offices in Japan, Singapore, Hong Kong and Australia.

   The Company believes its existing facilities are adequate to meet current requirements and that suitable additional or alternative space will be available as needed on commercially reasonable terms. See Note 13 to "Notes to Consolidated Financial Statements," in item 8 of this Annual Report on Form 10-K.

Item 3.  Legal Proceedings

   The Company is subject to various legal proceedings and claims that arise in the normal course of business. The Company does not believe that any current litigation or claims will have a material adverse effect on the Company's business, operating results or financial condition.

   The Company is currently in an arbitration proceeding in the United Kingdom which relates to a dispute between the Company and Universities Superannuation Scheme Limited (USS) regarding an Agreement to

Lease between the Company and USS. USS is seeking specific performance by the Company of the Agreement to Lease and damages in excess of 50,000 British pounds (approximately US $75,000 at December 31, 2001). In July 2001, the High Court of Justice, Chancery Division in the United Kingdom granted a stay of the proceedings and the dispute was referred to arbitration. In February 2002, the arbitrator ordered the Company to specifically perform the Agreement to Lease and to pay currently outstanding rent, service charges and the rent deposit. The amount of the rent deposit is approximately $6 million. On February 28, 2002, the Company filed an appeal of the arbitrator's order with the High Court of Justice, Queen's Bench Division, Commercial Court in the United Kingdom. The Company's current estimate of its obligation relating to the lease is $9.4 million through the second quarter of 2006 which has been included in its restructuring accrual at December 31, 2001. The maximum obligation under the lease is estimated to be $31.5 million payable over 15 years. The Company will have to provide up a deposit of $6 million in the event that it cannot secure a guarantee with a financial institution in the United Kingdom.

Item 4.  Submission Of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

                                        Dec. 31       Sept. 30 June 30  Mar. 31
                                       --------       -------- -------  -------
                                       (in thousands, except per share amounts)
      2001 Quarters Ended
      Quarterly per share stock price:
         High.........................  $ 3.92         $ 6.57  $ 6.99   $14.00
         Low..........................  $ 1.52         $ 1.51  $ 3.56   $ 4.25

                                       Dec. 31        Sept. 30 June 30  Mar. 31
                                       --------       -------- -------  -------
                                       (in thousands, except per share amounts)
      2000 Quarters Ended
      Quarterly per share stock price:
         High.........................  $22.44         $43.88  $49.25   $67.97
         Low..........................  $ 7.53         $16.00  $28.25   $33.88

   Stock Listing: Aspect Communications Corporation's common stock is traded on the Nasdaq Stock Market under the symbol "ASPT." As of December 31, 2001, there were approximately 1,020 shareholders of record of Aspect's common stock.

   Dividend Policy: Aspect has never paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business.

Item 6.  Selected Financial Data

                     SELECTED CONSOLIDATED FINANCIAL DATA

                                                            Years Ended December 31, (a)
                                                ----------------------------------------------------
                                                  2001        2000       1999       1998      1997
                                                ---------   --------   --------   --------  --------
                                                 (in thousands, except per share and employee data)
Net revenues................................... $ 449,388   $590,521   $489,112   $512,316  $390,642
Gross margin...................................   210,728    306,296    245,943    284,132   221,669
 (% of net revenues)...........................        47%        52%        50%        55%       57%
Research and development.......................    96,003    109,427     86,890     67,877    45,723
 (% of net revenues)...........................        21%        18%        18%        13%       12%
Selling, general and administrative............   224,408    235,390    199,050    150,118   104,431
 (% of net revenues)...........................        50%        40%        40%        29%       27%
Income (loss) from operations..................  (153,634)   (43,539)   (39,997)    56,238    52,605
 (% of net revenues)...........................       (34%)       (7%)       (8%)       11%       13%
Net income (loss)..............................  (151,827)  $(35,321)  $(28,851)  $ 32,490  $ 35,182
 (% of net revenues)...........................       (34%)       (6%)       (6%)        6%        9%
Earnings (loss) per share:
 Basic......................................... $   (2.95)  $  (0.69)  $  (0.60)  $   0.64  $   0.71
 Diluted....................................... $   (2.95)  $  (0.69)  $  (0.60)  $   0.61  $   0.67

                                                                 As of December 31,
                                                ----------------------------------------------------
                                                  2001        2000       1999       1998      1997
                                                ---------   --------   --------   --------  --------
Cash, cash equivalents, short-term investments,
  and marketable equity securities............. $ 135,149   $180,958   $338,805   $196,111  $146,216
Working capital................................   111,492    188,380    313,262    258,177   169,814
Total assets...................................   502,425    635,498    636,212    560,659   370,343
Long-term debt (b).............................   209,367    173,893    163,107    153,744     6,531
Shareholders' equity........................... $ 132,967   $283,525   $331,199   $298,157  $267,795
Shares outstanding.............................    51,890     51,125     49,462     49,309    49,997
Capital spending............................... $  50,230   $ 66,584   $ 33,292   $ 28,884  $ 24,922
Regular full-time employees....................     1,842      2,740      2,360      2,280     1,610

--------
(a) In February 2000, Aspect acquired PakNetX Corporation. The transaction was accounted for as a purchase, and a charge of $5 million, or $0.10 per share on a diluted basis, was recorded for purchased in-process technology. During 2000, Aspect recorded a gain on the sale of appreciated equity securities of $20 million, or $0.39 per share on a diluted basis.

    In May 1998, Aspect acquired Voicetek Corporation. The transaction was accounted for as a purchase, and a charge of $10 million, or $0.19 per share on a diluted basis, was recorded for purchased in-process technology. In February 1998, Aspect entered into a litigation settlement and patent cross-license agreement with Lucent Technologies Inc. The transaction resulted in a charge in fiscal 1997 of $14 million, or $0.17 per share on a diluted basis.

    In September 1997, Aspect acquired CommerceSoft Inc. The transaction was accounted for as a purchase, and a charge of $5 million, or $0.09 per share on a diluted basis, was recorded for purchased in-process technology. During 1997, Aspect recorded a gain on the sale of appreciated equity securities of $2 million, or $0.02 per share on a diluted basis.

(b) Long-term debt at December 31, 2001 included the 1998 convertible subordinated debentures of $184 million, long term borrowings of $25 million and the long term portion of capital lease obligations of $299,000. Amounts in other years include the convertible subordinated debentures and in 2000, capital lease obligations of $852,000. In August 1998, Aspect completed a private placement of approximately $150 million ($490 million principal amount at maturity) of zero coupon convertible subordinated debentures due 2018.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Aspect is a leading provider of business communications solutions that help companies improve customer satisfaction, reduce operating costs, gather market intelligence and increase revenue. Aspect provides the mission-critical software platform, development environment and applications that seamlessly integrate traditional telephony, e-mail, voicemail, web, fax, wireless business communications and voice-over-IP, while providing investment protection in a company's existing data and telephony infrastructures.

   During fiscal 2001, in response to dramatic changes in the global economy, Aspect reorganized the company to more effectively leverage the Company's relationships with existing as well as new partners and maximize the Company's ability capitalize on market opportunities. In February 2001, April 2001 and October 2001 the Company reduced its workforce by 6%, 11% and 10% respectively. In addition, the Company consolidated selected facilities in its continuing effort to better optimize operations. These actions resulted in restructuring charges of $7 million, $13 million and $24 million respectively.

Critical Accounting Policies

   The Securities and Exchange Commission ("SEC") recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of Company's Consolidated Financial Statements.

   The preparation of financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the allowance for doubtful accounts, excess inventory and obsolescence, impairment of long lived assets, valuation allowance and realization of deferred income taxes, and restructuring reserve. Actual amounts could differ significantly from these estimates.

   Aspect's critical accounting policies include revenue recognition, allowance for doubtful accounts, accounting for income taxes, inventories and allowance for excess and obsolete inventory impairment of long lived assets and loss contingencies. The following is a brief discussion of the critical accounting policies and methods used by the Company.

   Revenue recognition: The Company derives its revenue primarily from two sources (i) product revenues, which include software licenses and hardware, and
(ii) service revenues, which include support and maintenance, consulting and training revenue.

   The Company applies the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" and provisions of Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" to all transactions involving the sale of software products and hardware.

   The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

   At the time of the transaction, the Company assesses whether the fee associated with its revenue transactions is fixed or determinable and whether or not collection is probable. The assessment whether the fee is fixed or determinable is based on the payment terms associated with the transaction. If a significant portion of a fee is due after its normal payment terms, which are 30 to 90 days from invoice date, the Company accounts for the fee as not being fixed or determinable, in which case, the Company recognizes revenue as the fees become due.

   The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not typically request collateral from its customers. If the Company determines that collection of a fee is not probable, then the Company will defer the fee and recognize revenue upon receipt of cash.

   For arrangements with multiple elements, the Company allocates revenue to each component of the arrangement using the residual value method based on vendor specific objective evidence of the undelivered elements. This means that the Company defers the arrangement fee equivalent to the fair value of the undelivered elements until these elements are delivered.

   The Company recognizes revenue for maintenance services ratably over the contract term. The training and consulting services are billed based on hourly rates, and the Company generally recognizes revenue as these services are performed. However, at the time of entering into a transaction, the Company assesses whether or not any services included within the arrangement are essential to the functionality of other elements of the arrangement. If services are determined to be essential to other elements of the arrangement, the Company recognizes the license, consulting and training revenue using the percentage of completion method. The Company estimates the percentage of completion based on its estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

   In December 1999, the SEC issued SAB No. 101, which summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 clarified delivery criteria, which affected the Company's revenue recognition policy. The Company applied the provisions of SAB No. 101 in the quarter ended December 31, 2000, retroactive as of the beginning of the fiscal year. Accordingly, the accompanying consolidated statement of operations for the years ended December 31, 2001 and 2000, are reflected in accordance with SAB No. 101. Had the Company applied the provisions of SAB No. 101 at the beginning of 1999, unaudited pro forma results of operations for 1999 would have been as follows (in thousands, except per share amounts):

                                                                          1999
                                                                        --------
Net loss as reported................................................... $(28,851)
Adjustment for the change in accounting principle applied retroactively    2,044
                                                                        --------
Net loss as adjusted................................................... $(26,807)
                                                                        ========
Basic and diluted net loss per share as reported....................... $  (0.60)
Effect of change per share.............................................     0.05
                                                                        --------
Basic and diluted net loss per share as adjusted....................... $  (0.55)
                                                                        ========

   The impact of adoption of SAB No. 101 in fiscal 2000 resulted in approximately $4 million of revenue being deferred to future periods. As such, the Company's net loss for the year ended December 31, 2000, under its revenue recognition policies prior to SAB No. 101 would have been approximately $32 million, and its basic and diluted loss per share would have been $0.63. There was no cumulative effect of this change in accounting principle at the beginning of fiscal 2000.

   Allowance for doubtful accounts: Company's management must make estimates of the uncollectability of accounts receivables. Management specifically analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $84 million, net of allowance for doubtful accounts of $7 million as of December 31, 2001.

   Accounting for income taxes: As part of the process of preparing its consolidated financial statements the Company is required to estimate its income taxes in each of the tax jurisdictions in which the Company operates. This process involves management's estimation of the Company's actual current tax exposure together with an assessment of temporary differences resulting from differing tax and accounting treatment of items. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or adjusts this allowance in a period, the Company must include a tax benefit or expense within the tax provision in the statement of operations.

   Significant management judgment is required in determination of the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has a valuation allowance of $73 million as of December 31, 2001, due to uncertainties related to the Company's ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward and research tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods the Company may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

   Inventories and allowance for excess and obsolete inventory: The Company values inventory at the lower of the actual cost or the current estimated market value of the inventory. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand and production requirements. Management's estimates of future product demand may prove to be inaccurate, in which case the allowance for excess and obsolete inventory may be understated or overstated. In the future, if inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Although management makes every effort to ensure the accuracy of its forecast of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

   Impairment of long lived assets: The Company's long lived assets include property and equipment, long term investments, goodwill and other intangible assets. The fair value of the long term investments is dependent on the performance of the companies in which the Company has invested, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments the Company considers these factors as well as the forecasted financial performance of its investees. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During the year ended December 31, 2001, the Company recognized $2 million of impairment losses related to its long term investments.

   In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. The Company will adopt Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" for its fiscal year beginning January 1, 2002 and will be required to analyze its goodwill for impairment issues within the first six months of fiscal 2002 and then on a periodic basis thereafter. The Company has not yet determined whether adoption of SFAS No. 142 will have an impact on its financial results

   Loss contingencies: The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to us to determine whether such accruals should be adjusted.

Results of Operations

   The following table sets forth statement of operations data for the three years ended December 31, 2001 expressed as a percentage of total revenues:

                                                           Years Ended
                                                          December 31,
                                                        ---------------
                                                        2001  2000  1999
                                                        ----  ----  ----
      Net revenues:
         License.......................................  24 %  35 %  15 %
         Services......................................  59    43    42
         Other.........................................  17    22    43
                                                        ---   ---   ---
             Total net revenues........................ 100   100   100
                                                        ---   ---   ---
      Cost of revenues:
         Cost of license revenues......................   3     3     2
         Cost of services revenues.....................  34    28    31
         Cost of other revenues........................  16    17    17
                                                        ---   ---   ---
             Total cost of revenues....................  53    48    50
                                                        ---   ---   ---
      Gross margin.....................................  47    52    50
      Operating expenses:
         Research and development......................  21    18    18
         Selling, general and administrative...........  50    40    40
         Purchased in-process technology...............  --     1    --
         Restructuring charges.........................  10    --    --
                                                        ---   ---   ---
             Total operating expenses..................  81    59    58
                                                        ---   ---   ---
      Loss from operations............................. (34)   (7)   (8)
      Interest and other income........................   2     5     2
      Interest and other expense.......................  (3)   (2)   (2)
                                                        ---   ---   ---
      Loss before income taxes......................... (35)   (4)   (8)
      Provision (benefit) for income taxes.............  (1)    2    (2)
                                                        ---   ---   ---
      Net Loss......................................... (34)%  (6)%  (6)%
                                                        ===   ===   ===

Year ended December 31, 2001 Compared to Year ended December 31, 2000

  Revenues

   The Company markets its products in the United States primarily through its direct sales force and internationally through a direct sales force supplemented by distribution partners in various countries. Net revenues outside of North America as a percentage of total net revenues over the periods presented were 23% in 2001 and 31% in 2000. The decrease in international net revenues as a percentage of total net revenues was primarily due to the global economic downturn.

   Net revenues decreased by 24% to $449 million in 2001, from $591 million in 2000. The decrease primarily resulted from the decrease in license and other revenues.

   License revenues decreased by 49% to $107 million in 2001, from $209 million in 2000. The decrease in license revenues was primarily due to a global economic downturn resulting in an overall decrease in capital spending by customers. On a forward-looking basis, the Company anticipates that software license revenue will remain relatively flat as a percentage of license and other revenues.

   Services revenues increased by 4% to $266 million in 2001, from $256 million in 2000. Service revenues consist primarily of support and maintenance fees, consulting services, and education fees. The increase in services revenues resulted primarily from support and maintenance revenues due to the growth in the installed customer base. On a forward-looking basis, the Company anticipates that service revenue will increase primarily in base support.

   Other revenues consisting primarily of hardware revenues, decreased by 38% to $77 million in 2001 from $125 million in 2000. The decrease in other revenues was due in part to the decrease in related license revenues and also to a declining demand in the US for hardware products. On a forward-looking basis, the Company anticipates that other revenue will remain relatively flat in absolute dollars.

  Gross Margin

   Gross margin on license revenues decreased by 5% points to 87% in 2001 from 92% in 2000. Cost of license revenues includes third party software royalties, product packaging, and documentation. The decrease in license margins is due to a slight increase in third party software purchases. The company expects overall product margins to slightly increase.

   Gross margin on services revenues increased by 8% points to 43% in 2001 from 35% in 2000. Cost of service revenues consists primarily of employee salaries and benefits, facilities, systems costs to support maintenance, consulting and education. The increase in services margins in 2001 was primarily due to the increase in support and maintenance revenue and decrease in employee salaries and benefits as a result of workforce adjustments made during 2001. On a forward-looking basis, the Company anticipates that services margins will increase as cost reductions take affect and infrastructure investment decisions are postponed.

   Gross margin on other revenues decreased by 16% points to 4% in 2001 from 20% in 2000. Cost of other revenues includes labor, materials, overhead, and other directly allocated costs involved in the manufacture and delivery of the products. The decrease in other revenues margins from 2000 to 2001 was primarily due to the decline in hardware margins resulting from the lower overall volume of hardware revenues and the Company's decision to outsource its manufacturing activities. The Company expects other revenue gross margin to increase.

  Operating Expenses

   Research and development ("R&D") expenses relate to the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities, systems costs, and consulting expenses. R&D expenses decreased by 12% to $96 million in 2001, from $109 million in 2000. R&D expenditures reflect the Company's ongoing efforts to remain competitive through both new product development and expanding capabilities for existing products. The decrease was primarily caused by the decrease in employee salaries and benefits resulted from workforce adjustments during 2001 and by the decrease in consulting expenses resulting from savings in costs related to outside services. As a percentage of net revenues, R&D expenses were 21% in 2001 and 18% in 2000. Excluding amortization of intangible assets, R&D expenses were $85 million in 2001, and $100 million in 2000. As a percentage of net revenues, R&D expenses, excluding amortization of intangible assets, were 19% in 2001 and 17% in 2000. The Company anticipates, on a forward-looking basis, that R&D expenses in absolute dollars and as a percentage of revenue will decline due to cost reductions implemented in 2001.

   Selling, general and administrative ("SG&A") expenses consist primarily of employee salaries and benefits, commissions, facilities, systems costs and administrative support. SG&A decreased by 5% to $224 million in 2001, from $235 million in 2000. The decrease was primarily due to decreases in direct sales headcount, sales training efforts, and sales support infrastructure, which resulted from workforce adjustments throughout 2001. SG&A expenses as a percentage of net revenues were 50% in 2001 and 40% in 2000. Excluding amortization of intangible assets, SG&A expenses were $209 million in 2001 and $220 million in 2000. As a percentage of net revenues, SG&A expenses, excluding amortization of intangible assets, were 46% in 2001 and 37% in 2000. The Company anticipates, on a forward-looking basis, that SG&A expenses will decline in absolute dollars and as a percentage of revenues, based on the cost reductions implemented in 2001.

   Purchased in-process technology represented a non-recurring charge of $5 million in 2000, or $0.10 per share, related to the acquisition of PakNetX. The purchased in-process technology related to the development of Version 4.0 of PakNetX's integrated contact center solution that had not reached technological feasibility, and therefore successful development was uncertain. During 2000, some components of this technology were incorporated into Aspect products. The development of the remaining components was completed in 2001 and incorporated into additional Aspect products. During 2001 and 2000, we incurred $5 million and $4 million, respectively, in the development of this technology.

   Significant assumptions used to determine the value of in-process technology included: (i) projected net cash flows that the Company expected to result from development efforts; (ii) an estimate of the percentage completion of the project; and (iii) a discount rate of approximately 25%.

   Restructuring charges occurred in February 2001, April 2001 and October 2001, resulting in the Company reducing its workforce by 6%, 11% and 10%, respectively, and consolidated selected facilities in its continuing efforts to better optimize operations. This resulted in restructuring charges of $7 million, $13 million and $24 million, respectively.

  Interest and Other Income/Expense

   Interest and other income decreased to $9 million in 2001, from $31 million in 2000. Interest and other income of $9 million in 2001 included insurance recoveries. The higher income in 2000 was due to a pretax gain of $20 million on the sale of marketable equity securities.

   Interest and other expense increased to $11 million in 2001 from $10 million in 2000 due primarily to an increased loss on foreign currency transactions of $1 million in 2001.

  Provision (Benefit) for Income Taxes

   In 2001, the Company recorded an income tax benefit at an effective tax rate of 3%, compared with a provision of 56% in 2000. The Company's 2001 tax rate varies from the statutory rate of 35% due to a valuation allowance being imposed on the current year operating loss. The 2000 tax rate varies from the statutory rate of 35% due to the initial establishment of a full valuation allowance against the Company's deferred tax assets due to the uncertainty surrounding the eventual realization of such assets. The tax rate in 2000 also reflects the tax effect of nondeductible purchased in-process technology charges from the acquisition of PakNetX Corporation and the amortization of goodwill.

Year ended December 31, 2000 Compared to Year ended December 31, 1999

  Revenues

   Net revenues outside of North America as a percentage of total net revenues over the periods presented were 31% in 2000 and 34% in 1999.

   Net revenues increased by 21% to $591 million in 2000, from $489 million in 1999.

   License revenues increased by 180% to $209 million in 2000, from $75 million in 1999. The increase in license revenues for 2000 was primarily due to the growth in software license revenues in North America and large system purchases from government customers.

   Services revenues increased by 24% to $256 million in 2000, from $207 million in 1999. Service revenues consist primarily of maintenance and support revenues, consulting services, and educational fees. Growth in services revenues for both periods resulted primarily from the Company's business model transformation as mentioned above and increases in first year support revenues due to growth in the installed base and the implementation of first year software support.

   Other revenues decreased by 40% to $125 million in 2000 from $208 million in 1999. The decrease in other revenues for 2000 was primarily due to the Company's focus on software solutions.

  Gross Margins

   Gross margin on license revenues increased by 3% points to 92% in 2000 from 89% in 1999. The increase in license margins from 1999 to 2000 was primarily due to increased demand for the Company's software products in North America.

   Gross margin on services revenues increased by 8% points to 35% in 2000 from 27% in 1999. The increase in services margins in 2000 was primarily due to growth in services revenues, while the costs associated with providing the related services, in particular costs associated with consulting services did not grow proportionately with service revenues.

   Gross margins on other revenues decreased by 39% points to 20% in 2000 from 59% in 1999. The decrease in other margins from 1999 to 2000 was primarily due to the decline in hardware margins from the lower overall volume of hardware revenues.

  Operating Expenses

   Research and development ("R&D") expenses increased by 26% to $109 million in 2000 from $87 million in 1999. R&D expenditures reflect the Company's ongoing efforts to remain competitive through both new product development and expanding capabilities for existing products. The increases across the periods presented primarily reflect the impact of amortization of purchased intangible assets in connection with the acquisitions of PakNetX, Voicetek, and various intellectual property portfolios; and increases in outside services and overall salary expenses. As a percentage of net revenues, R&D expenses were 18% in 2000 and 1999. Excluding amortization of intangible assets, R&D expenses were $100 million in 2000 and $83 million in 1999. As a percentage of net revenues, R&D expenses, excluding amortization of intangible assets, were 17% in 2000 and 1999.

   Selling, general and administrative ("SG&A") expenses increased by 18% to $235 million in 2000, from $199 million in 1999. The increase across the periods was primarily due to increases in direct sales headcount, sales training efforts, and sales support infrastructure. The increase was required primarily to support the Company's transformation initiative. Additionally, the increase in SG&A expenses resulted from the impact of amortization of purchased intangible assets in connection with the PakNetX and Voicetek acquisitions. SG&A expenses as a percentage of net revenues were 40% in 2000 and 40% in 1999. Excluding amortization of intangible assets, SG&A expenses were $220 million in 2000 and $188 million in 1999. As a percentage of net revenues, SG&A expenses, excluding amortization of intangible assets, were 37% in 2000 and 38% in 1999.

  Interest and Other Income/Expense

   Interest and other income increased to $31 million in 2000, from $9 million in 1999. The increase resulted primarily from a pretax gain of $20 million on the sale of marketable equity securities.

   Interest and other expense remained virtually unchanged in 2000 from 1999.

  Provision (Benefit) for Income Taxes

   In 2000, the Company recorded an income tax provision at an effective tax rate of 56%, compared with an income tax benefit at an effective rate of 30% in 1999. The tax rate in 2000 reflects a charge for the establishment of a full valuation allowance against the Company's deferred tax assets due to the uncertainty surrounding the eventual realization of the benefits of such assets. Additionally, the 2000 and 1999 tax rates vary from the statutory rate of 35% due to nondeductible expenses related to acquisitions (primarily goodwill amortization) and research credits. The tax rate in 2000 also reflects the tax effect of nondeductible purchased in-process technology charges from the acquisition of PakNetX Corporation; and, in 2000 and 1999; the tax rates reflect the tax effect of foreign losses on which no tax benefit can be realized.

Liquidity and Capital Resources

   As of December 31, 2001, cash, cash equivalents, and short-term investments totaled $135 million, which represented 27% of total assets, as the Company's principal source of liquidity. In addition, the Company had restricted cash of $8 million.

   The net cash used in operating activities was $35 million in 2001, while net cash provided by operating activities was $3 million in 2000. Net cash used in operating activities in 2001 related primarily to the net loss of $152 million offset by $71 million of depreciation and amortization of goodwill and intangible assets, a $2 million write-down for impairment of short-term investments, a $7 million charge for losses on disposal of property, and a net $23 million cash provided from working capital. The main contributors to the $23 million cash provided through working capital were the $49 million decrease in accounts receivable resulting from improved collection efforts, which was offset by $26 million resulting from an increased level of payments to vendors. Non-cash interest expense on convertible subordinated debentures of $11 million and an additional $3 million of non cash changes in deferred taxes were reported as offsets to the net cash used.

   The net cash used in investing activities was $25 million in 2001 compared to $17 million in 2000. Net cash used in investing activities in 2001 related primarily to property and equipment purchases of $50 million, specifically the Company's new San Jose headquarters building, which were offset by net proceeds from maturities of short-term investments of $26 million. The Company currently anticipates lower spending levels for capital equipment in 2002.

   The net cash provided by financing activities was $48 million in 2001 compared to $12 million in 2000. Net cash provided by financing activities in 2001 resulted from net borrowings of $43 million and common stock issuances of $5 million, relating to exercises of stock options and common stock issuances.

   At December 31, 2000, the principal source of liquidity consisted of cash, cash equivalents, short-term investments, and marketable equity securities totaling $181 million, which represented 28% of total assets. The fair market value of the marketable equity securities was $10 million. These securities were subsequently sold in 2001 for less than the fair market value at December 31, 2000.

   The primary sources of cash during 2000 were net sales of short-term investments of $105 million, proceeds from the issuance of common stock under various stock plans of $39 million, and $3 million generated from operating activities. The primary uses of cash during 2000 were $67 million for the purchase of property and equipment, $55 million paid to acquire PakNetX and $25 million for repurchase of our common stock. In August 2000, the Company's Board of Directors approved a stock repurchase program to acquire up to 5 million shares of its common stock. Through December 31, 2001, 1,350,000 shares have been repurchased at a weighted average price of $18.56 per share. All shares repurchased have been retired. No additional shares were repurchased in 2001.

   The Company incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. The fair market value of these zero coupon convertible subordinated debentures at December 31, 2001 was approximately $137 million as compared to an accreted value or book value of $184 million. The convertible subordinated debentures can be put to the Company on August 10, 2003, the exercise of this put could require the Company to pay for the then accreted value of approximately $201 million in stock, cash or any combination thereof, at the Company's discretion.

   On June 19, 2001, the Company obtained a secured line of credit with a US commercial bank in the amount of $20 million, which bears interest at the Company's choice of either the bank's prime rate (4.75% at December 31, 2001) or LIBOR (1.93% at December 31, 2001) + 1.75%. The Company also obtained a secured equipment line of $5 million with the same bank, which bears interest at the Company's choice of either the bank's prime rate or LIBOR + 2.00%. Both credit facilities are secured by a general lien on all Company assets, excluding real estate property. Borrowings under the $20 million line of credit are available for one year from the date of the agreement. Borrowings under the equipment line were available through December 2001, at which time all borrowings thereunder became term notes, which are payable in equal monthly installments, including interest, over three years. At December 31, 2001, the Company had $15 million outstanding under the credit facility and $5 million outstanding under the equipment line. The Company was in compliance with all related covenants and restrictions at December 31, 2001. The financial covenants include adjusted tangible net worth, quick ratio, earnings before interest expense, income taxes, depreciation and amortization (EBITDA), unrestricted cash, and leverage ratio. Additionally, there is a covenant that requires the Company to obtain the written consent of the lender prior to repurchasing any convertible subordinated debentures.

   In October 2001, the Company entered into a 5-year loan with an investment bank in the amount of $25 million which bears interest at an initial rate of 8% which is then re-measured semi-annually beginning May 2002 at the rate of LIBOR + 3.75% subject to a floor of 8% and a ceiling of 14%. The loan is secured by a security interest in the Company owned buildings in San Jose. Borrowings are payable in equal monthly installments including interest computed on a 20 year amortization schedule until November 1, 2006, at which time the outstanding loan balance will become payable. At December 31, 2001, the Company had $23 million outstanding. The bank also required that the Company supply a $3 million letter of credit which is recorded as restricted cash on the balance sheet at December 31, 2001.

   In addition to the line of credit, the Company has utilized a fully collateralized (110%), line of credit with a European banking partner used for securing letters of credit or bank guarantees which are required for daily operations such as payroll, duty and facilities. At December 31, 2001, approximately $5 million was outstanding and $0 was available for future use under this credit line.

                                                   Payments Due by Period
                                       ----------------------------------------------
                                                  Less
                                                 than 1                      After 5
      Contractual Obligations            Total    year   1-3 years 4-5 years  years
      -----------------------          --------- ------- --------- --------- --------
                                                       (in thousands)
Lines of Credit....................... $ 15,004  $15,004  $    --   $    --  $     --
Long Term Debt........................   27,682    2,191    4,079     1,238    20,174
Capital Lease Obligations.............    1,027      719      308        --        --
Operating Leases......................  150,324   20,027   37,208    30,774    62,315
                                       --------  -------  -------   -------  --------
   Total Contractual Cash Obligations. $194,037  $37,941  $41,595   $32,012  $ 82,489
                                       ========  =======  =======   =======  ========

                                         Amount of Commitment Expiration per Period
                                       ----------------------------------------------
                                         Total    Less
                                        Amounts  than 1                      After 5
    Other Commercial Commitments       Committed  year   1-3 years 4-5 years  years
    ----------------------------       --------- ------- --------- --------- --------
                                                       (in thousands)
Standby Letters of Credit............. $  7,800  $ 4,800  $ 3,000   $    --  $     --
Other Commercial Commitments..........  342,232   52,943   84,322    74,108   130,859
                                       --------  -------  -------   -------  --------
   Total Commercial Commitments....... $350,032  $57,743  $87,322   $74,108  $130,859
                                       ========  =======  =======   =======  ========

   We believe that cash, cash equivalents, and short-term investments will be sufficient to meet our operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We continually evaluate opportunities to sell additional equity or debt securities, obtain and re-negotiate credit facilities from lenders, or restructure our long-term debt for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Recent Developments

   In January 2002, the Company paid $10 million to repurchase convertible subordinated debentures in the open market. The Company's carrying value of these securities at the date of repurchase was $12 million, thereby resulting in an extraordinary gain on debt extinguishment of approximately $2 million for the first quarter of 2002. This purchase reduced the principal amount of the Company's outstanding face value of the convertible subordinated debentures from $490 million to $458 million.

   The Company is currently in an arbitration proceeding in the United Kingdom which relates to a dispute between the Company and Universities Superannuation Scheme Limited ("USS") regarding an Agreement to Lease between the Company and USS. USS is seeking specific performance by the Company of the Agreement to Lease and damages in excess of 50,000 British pounds (approximately US $75,000 at December 31, 2001). In July 2001, the High Court of Justice, Chancery Division in the United Kingdom granted a stay of the proceedings and the dispute was referred to arbitration. In February 2002, the arbitrator ordered the Company to specifically perform the Agreement to Lease and to pay currently outstanding rent, service charges and the rent deposit. The amount of the rent deposit is approximately $6 million. On February 28, 2002, the Company filed an appeal of the arbitrator's order with the High Court of Justice, Queen's Bench Division, Commercial Court in the

United Kingdom. The Company's current estimate of its obligation relating to the lease is $9.4 million through the second quarter of 2006 which has been included in its restructuring accrual at December 31, 2001. The maximum obligation under the lease is estimated to be $31.5 million payable over 15 years. The Company will have to provide a deposit of $6 million in the event that it cannot secure a guarantee with a financial institution in the United Kingdom.

   On March 9, 2002, the President signed into law the Job Creation and Worker Assistance Act of 2002. A provision of this law extends the net operating loss carryback period for income tax purposes from 2 years to 5 years for losses incurred in 2001 and 2002. As a result of this change, the Company will record in the first quarter of 2002 an income tax benefit and corresponding income tax receivable of approximately $20 million from tax losses generated in 2001. The Company is still in the process of evaluating the effect of this change in tax law which could affect the actual amount realized and reported by the Company as required in its first quarter operating results for 2002, the year the tax law changed.

New Accounting Pronouncements

  SFAS 133

   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. Adoption of SFAS 133 did not have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

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

  SFAS 142

   In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Aspect will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will no longer amortize goodwill, and assembled workforce with a net carrying value of approximately $54 million at December 31, 2001 and the annual amortization of $14 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test to determine the impact. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. The Company has not determined whether adoption of SFAS No. 142 will have an impact on its financial results.

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

RISK FACTORS

   We operate in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. You should read the cautionary statements in this document, wherever they appear, as applying to all related forward-looking statements. Our actual results may differ materially from our projections due to, among other things, the occurrence of the risks described in detail below:

  Business Environment Risks

   The Overall Economic Climate Continues to Be Weak: Our products typically represent substantial capital commitments by customers, involving a potentially long sales cycle. As a result, customer purchase decisions may be significantly affected by a variety of factors including trends in capital spending for telecommunications, enterprise software, market competition, and the availability or announcement of alternative technologies. Continued recent weakness in global economic conditions has resulted in many of our customers delaying and/or reducing their capital spending related to information systems. Further, the recent September 11/th events in the United States have caused increased instability in the global economic environment. If the economy continues to be weak, demand for the Company's products could decrease resulting in lower revenues and a decline in the overall rate of the Company's revenue levels. /

   Our Company's Business Focus Continues to Evolve: Historically, we have supplied the hardware, software, and associated support services for implementing call center solutions. Our shift to an enterprise software business model has required and will continue to require substantial change, potentially resulting in some disruption to our business. Our inability to successfully continue or complete this transition in a timely manner could materially affect our business, operating results, or financial condition. These changes may include the following:

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

   Our Gross Margins Are Very Substantially Dependent on Our Product Mix: It is difficult to predict the exact blended mix of products.

   Our Market Is Intensely Competitive: The market for our products is intensely competitive, and competition is likely to intensify as companies in our industry consolidate to offer integrated solutions. Our principal competitors currently include companies in the CRM market and companies that market traditional telephony products and services.

   As the market develops for converged voice data networks and products and the demand for PSTN based call centers diminishes, companies in these markets are merging and obtaining significant positions in the CRM and traditional telephony products market. Many current and potential competitors, including Avaya Inc., Nortel Networks Corporation, Cisco Systems Inc. and Genesys SA (Alcatel), have considerably greater resources, larger customer bases and broader international presence than Aspect. Consequently, the Company expects to encounter substantial competition from these and other sources.

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

   Organizations in our industry may intend to use intellectual property litigation to generate revenues. In the future, claims asserting infringement of intellectual property rights may be asserted or prosecuted against us. Although we periodically negotiate with third parties to establish intellectual property license or cross-license agreements, such as our patent cross-license agreement with Lucent Technologies, Inc., such negotiations may not yield a settlement.

   Moreover, even if we negotiate license agreements with a third party, future disputes with such parties are possible. If we are unable to resolve an intellectual property dispute through a license, settlement, or successful litigation, we could be subject to damage assessments and be prevented from making, using, or selling certain products or services.

   In the future, we could become involved in other types of litigation, such as shareholder lawsuits for alleged violations of securities laws, claims by employees, and product liability claims. Any litigation could result in substantial cost to us and diversion of management resources.

   Doing Business Globally Involves Significant Risk: We market our products and services worldwide and anticipate entering additional countries in the future. If we fail to enter certain major international markets successfully, our competitive position could be impaired and we may be unable to compete on a global scale. The financial resources required to enter, establish, and grow new and existing international markets may be substantial, and international operations are subject to additional risks including:

  . The cost and timing of the multiple governmental approvals and product modifications required by many countries;

  .   Market acceptance;

  .   Exchange rate fluctuations;

  .   Delays in market deregulation; and

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

  . legislation may lead to an increase in our costs related to audits in particular and regulatory compliance generally

  . legislation may force us to seek other service providers for non-audit-related services, which may raise costs

  .   liability fears may further increase insurance costs

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

   The convergence of voice and data networks, and wired and wireless communications could require substantial modification and customization of our current products and business models, as well as the introduction of new products. Further, customer acceptance of these new technologies may be slower than we anticipate. We may not be able to compete effectively in these markets. In addition, Aspect's products must readily integrate with major third-party security, telephony, front-office, and back-office systems. Any changes to these third-party systems could require us to redesign our products, and any such redesign might not be possible on a timely basis or achieve market acceptance.

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

  Operations/Performance Risks

   Our Revenues and Operating Results Are Uncertain and May Fluctuate: Our revenues may fluctuate significantly from period to period. There are many reasons for this variability, including the shift in our focus from supplying telecommunications equipment to becoming a provider of business communications software, and associated software applications; reduced demand for some of our products and services; a limited number of large orders accounting for a significant portion of product revenues in any particular quarter; the timing of consulting projects and completion of project milestones; the size and timing of individual software license transactions; dependence on new customers for a significant percentage of product revenues; the ability of our sales force to achieve quarterly revenue objectives; fluctuations in the results of existing operations, recently acquired subsidiaries, or distributors of our products or services; seasonality and mix of products and services and channels of distribution; our ability to sell support agreements and subsequent renewal agreements for support of our products; our ability to develop and market new products and control costs; and/or changes in market growth rates for different products and services.

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

   We May Experience Difficulty Managing Changes in Our Business: The changes in our business may place a significant strain on our operational and financial resources. We may experience substantial disruption from changes and could incur significant expenses and write-offs. We must carefully manage accounts receivables to limit credit risk. We must also maintain inventories at levels consistent with product demand. Inaccurate data (for example, credit histories or supply/demand forecasts) could quickly result in excessive balances or insufficient reserves.

   We May Experience Difficulty Expanding Our Distribution Channels: We have historically sold our products and services through our direct sales force and a limited number of distributors. Changes in customer preferences, the competitive environment, or other factors may require us to expand third-party distributor, value added resellers, systems integrator, technology alliances, electronic, and other alternative distribution channels. We may not be successful in expanding these distribution channels.

   We Are Dependent on Key Personnel: We depend on certain key management and technical personnel and on our ability to attract and retain highly qualified personnel in labor markets characterized by high turnover among, high demand for, and limited supply of, qualified people; and we have recently experienced increased levels of turnover among such personnel. We have recently undergone significant changes in senior management and technical personnel and may experience additional changes as a result of our shift from supplying telecommunications equipment to becoming a provider contact server software, and associated software applications.

   We Are Dependent on Third Parties: We outsource substantial elements of our manufacturing to third parties. We depend on certain critical components in the production of our products and services. Certain of these components are obtained only from a single supplier and only in limited quantities. In addition, some of our major suppliers use proprietary technology and software code that could require significant redesign of our products in the case of a change in vendor. Further, suppliers could discontinue their products, or modify them in manners incompatible with our current use, or use manufacturing processes and tools that could not be easily migrated to other vendors.

   We also outsource our information technology activities to third parties. We rely heavily on these vendors to provide day-to-day support. We may experience disruption in our business if any of these vendors have difficulty meeting our requirements.

   Our Operations Are Geographically Concentrated: Significant elements of our product development, manufacturing, information technology systems, corporate offices, and support functions are concentrated at a single location in the Silicon Valley area of California. We also concentrate sales, administrative, and support functions and related infrastructure to support our international operations at our U.K. offices. In the event of a natural disaster, such as an earthquake or flood, or localized extended outages of critical utilities or transportation systems, we could experience a significant business interruption.

  Financial/Capital Market Risks

   Our Debt and Debt Service Obligations Are Significant: We incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. The fair market value of our zero coupon convertible subordinated debentures at December 31, 2001 was approximately $134 million as compared to an accreted value or book value of $184 million. The convertible subordinated debentures can be put to the Company on August 10, 2003, the exercise of this put could require the Company to pay the then accreted value of approximately $201 million in stock, cash or any combination thereof, at the Company's discretion. If the Company had to convert these debentures using equity as of the end of fiscal 2001, using the closing price of the Company's common stock on December 31, 2001, this conversion would require the Company to issue approximately 51.8 million shares of its common stock, resulting in significant dilution to the Company's stockholders.

   We obtained a secured line of credit and an equipment line totaling $25 million in June 2001. We had $15 million outstanding under the credit facility and $5 million under the equipment line at December 31, 2001. We obtained a loan totaling $25 million in October 2001 secured by our buildings in San Jose. We had $23 million outstanding under the loan at December 31, 2001. This debt resulted in a ratio of long-term debt to total shareholders' equity of approximately 157% at December 31, 2001.

   As a result of these transactions, we have substantially increased our principal and interest obligations. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing or renew existing financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.

   We Are Exposed to Fluctuations in Foreign Currency Exchange Rates, Interest and Investment Income, and Debt Interest Rate Expense: We perform sensitivity analysis studies on portions of our foreign currency exchange rate exposure, and on our interest and investment income exposure to U.S. interest rates, both using a 10% threshold. Further, we evaluate the impact on the value of our zero coupon convertible subordinated debentures from a plus or minus 50-basis-point change and the effect this would have on our long-term debt. All of these factors, as well as combinations of these risks, could impact our financial performance. For further details, you should refer to the full detailed discussion in the "Quantitative and Qualitative Disclosures About Financial Market Risk" section.

   The Prices of Our Common Stock and Convertible Subordinated Debentures Are
Volatile: We operate in a rapidly changing high-technology industry that exhibits significant stock market volatility. Accordingly, the price of our common stock and our convertible subordinated debentures may be subject to significant volatility. You cannot consider our past financial performance as a reliable indicator of performance for any future period, and should not use historical data to predict future results or trends. For any given quarter, a shortfall in our operating results from the levels expected by securities analysts or others could immediately and adversely affect the price of the convertible subordinated debentures and our common stock. If we do not learn of such shortfalls until late in a fiscal quarter, there could be an even more immediate and adverse effect on the price of the convertible subordinated debentures and our common stock. In addition, the relatively low trading volume of our common stock and debentures could exacerbate this volatility.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to financial market risk from fluctuations in foreign currency exchange rates and interest rates. We manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of non-performance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates, and, to a lesser extent, commodity prices could cause significant changes. These changes could affects costs to manufacture and deliver our products and in our customers' buying practices. We have not substantially changed our risk management practices during 2001 and do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our risk management practices.

   Debt and Interest Expense: The fair market value of our zero coupon convertible subordinated debentures is sensitive to changes in interest rates and to the prices of our common stock into which it can be converted as well as the financial stability of the Company. Because the yield to maturity on the debentures is fixed, our interest expense on the debt does not fluctuate with market rates. Based upon a hypothetical immediate 50-basis-point increase in interest rates at December 31, 2001, the market value of our fixed-rate long-term debt would decrease by approximately 1%. Conversely, a 50-basis-point decrease in interest rates at December 31, 2001, would increase the market value of our fixed-rate long-term debt outstanding by approximately 1%. Based upon a hypothetical immediate 50-basis-point increase in interest rates at December 31, 2000, the market value of our fixed-rate long-term debt would decrease by approximately 0.4%. Conversely, a 50-basis-point decrease in interest rates at December 31, 2000, would result in an increase in the market value of our fixed-rate long-term debt outstanding of approximately 1.1%. Actual gains or losses in the future may differ materially from this analysis, depending on changes in the timing and amount of interest rate movements. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding capital lease principal balance at December 31, 2001 and 2000, indicated that such market movement would not have a material effect on our business, operating results or financial condition.

   Foreign Currency Exchange: Revenues generated from international operations are generally denominated in foreign currencies. We enter into outright forward foreign exchange contracts to hedge against fluctuations of intercompany account balances. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact has not been material in any of the three years presented. At December 31, 2001, our primary net foreign currency market exposures included British pounds, Australian dollars, and Euros. At December 31, 2000, our primary net foreign currency market exposures included Euros and British pounds.

   A sensitivity analysis assuming a hypothetical 10% movement in foreign exchange rates applied to our hedging contracts and underlying balances being hedged at December 31, 2001 and 2000, indicated that these market movements would not have a material effect on our business, operating results, or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges. Foreign currency rate fluctuations can impact the U.S. dollar translation of our foreign operations in our consolidated financial statements. In 2001 and 2000, these fluctuations have not been material to our operating results.

   Interest and Investment Income: Our interest and investment income is subject to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and short-term investments. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at December 31, 2001 and 2000, indicated that such market movement would not have a material effect on our business, operating results, or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on our actual balances and changes in the timing and amount of interest rate movements.

Item 8.  Financial Statements and Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
   Independent Auditors' Report.........................................  30

   Consolidated Balance Sheets..........................................  31

   Consolidated Statements of Operations................................  32

   Consolidated Statements of Shareholders' Equity......................  33

   Consolidated Statements of Cash Flows................................  34

   Notes to Consolidated Financial Statements...........................  35

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Aspect Communications Corporation:

   We have audited the accompanying consolidated balance sheets of Aspect Communications Corporation and its subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aspect Communications Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

   Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of Aspect Communications Corporation, listed in Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

San Jose, California
January 21, 2002 (March 9, 2002 as to Note 20)

                       ASPECT COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                     --------------------
                                                                                       2001       2000
                                                                                     --------   --------
                                                                                     (in thousands, excep
                                                                                        share amounts)
ASSETS
Current assets:
   Cash and cash equivalents........................................................ $ 72,564   $ 84,544
   Short-term investments...........................................................   62,585     86,869
   Marketable equity securities.....................................................       --      9,545
   Accounts receivable (net of allowance for doubtful accounts:
     $6,567 in 2001 and $9,059 in 2000).............................................   83,762    135,243
   Inventories......................................................................   12,044     19,940
   Other current assets.............................................................   23,360     26,925
                                                                                     --------   --------
       Total current assets.........................................................  254,315    363,066
Property and equipment, net.........................................................  112,090    108,780
Intangible assets, net..............................................................  115,369    146,394
Other assets........................................................................   20,651     17,258
                                                                                     --------   --------
       Total assets................................................................. $502,425   $635,498
                                                                                     ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short term borrowings............................................................ $ 17,851   $    499
   Accounts payable.................................................................    5,988     33,553
   Accrued compensation and related benefits........................................   18,916     28,483
   Other accrued liabilities........................................................   70,292     67,110
   Deferred revenue.................................................................   29,776     45,041
                                                                                     --------   --------
       Total current liabilities....................................................  142,823    174,686
Long term borrowings................................................................   25,790        852
Deferred taxes......................................................................    3,944      3,394
Other long term liabilities.........................................................   13,324         --
Convertible subordinated debentures.................................................  183,577    173,041

Commitments (Note 13)

Shareholders' equity:
   Preferred stock, $.01 par value: 2,000,000 shares authorized, none outstanding...       --         --
   Common stock, $.01 par value: 100,000,000 shares authorized, shares outstanding:
     51,889,454 in 2001 and 51,125,114 in 2000......................................  195,663    190,947
   Deferred stock compensation......................................................   (1,147)    (2,421)
   Accumulated other comprehensive income (loss)....................................   (1,995)     2,726
   Retained earnings (accumulated deficit)..........................................  (59,554)    92,273
                                                                                     --------   --------
       Total shareholders' equity...................................................  132,967    283,525
                                                                                     --------   --------
       Total liabilities and shareholders' equity................................... $502,425   $635,498
                                                                                     ========   ========

                See Notes to Consolidated Financial Statements

                       ASPECT COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Years Ended December 31
                                                       ------------------------------
                                                          2001       2000      1999
                                                       ---------   --------  --------
                                                       (in thousands, except per share
                                                                  amounts)
Net revenues:
   License............................................ $ 106,531   $209,497  $ 74,789
   Services...........................................   265,563    255,951   206,770
   Other..............................................    77,294    125,073   207,553
                                                       ---------   --------  --------
       Total net revenues.............................   449,388    590,521   489,112
                                                       ---------   --------  --------
Cost of revenues:
   Cost of license revenues...........................    13,721     17,555     7,999
   Cost of services revenues..........................   150,959    166,323   150,178
   Cost of other revenues.............................    73,980    100,347    84,992
                                                       ---------   --------  --------
       Total cost of revenues.........................   238,660    284,225   243,169
                                                       ---------   --------  --------
Gross margin..........................................   210,728    306,296   245,943
Operating expenses:
   Research and development...........................    96,003    109,427    86,890
   Selling, general and administrative................   224,408    235,390   199,050
   Purchased in-process technology....................        --      5,018        --
   Restructuring charges..............................    43,951         --        --
                                                       ---------   --------  --------
       Total operating expenses.......................   364,362    349,835   285,940
                                                       ---------   --------  --------
Loss from operations..................................  (153,634)   (43,539)  (39,997)

Interest and other income.............................     8,715     31,247     8,877
Interest and other expense............................   (11,406)   (10,339)  (10,095)
                                                       ---------   --------  --------
Loss before income taxes..............................  (156,325)   (22,631)  (41,215)

Provision (benefit) for income taxes..................    (4,498)    12,690   (12,364)
                                                       ---------   --------  --------
Net loss.............................................. $(151,827)  $(35,321) $(28,851)
                                                       =========   ========  ========
Basic and diluted net loss per share.................. $   (2.95)  $  (0.69) $  (0.60)
Weighted average shares outstanding, basic and diluted    51,530     51,166    48,375


                See Notes to Consolidated Financial Statements

                       ASPECT COMMUNICATIONS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                            Accumulated    Retained
                                                          Common Stock                         Other       Earnings
                                                      --------------------  Deferred Stock Comprehensive (Accumulated
                                                        Shares     Amount    Compensation  Income (Loss)   Deficit)     Total
                                                      ----------  --------  -------------- ------------- ------------ ---------
                                                                         (in thousands, except share amounts)
Balances, January 1, 1999............................ 49,309,383  $142,132     $    --       $   (420)    $ 156,445   $ 298,157
                                                      ----------  --------     -------       --------     ---------   ---------
Comprehensive income:
   Net loss..........................................         --        --          --             --       (28,851)    (28,851)
   Net unrealized gain on securities (net of tax of
    $32,076).........................................         --        --          --         50,170            --      50,170
   Accumulated translation adjustments (net of
    tax of $909).....................................         --        --          --         (1,422)           --      (1,422)
                                                                                                                      ---------
      Comprehensive income...........................                                                                    19,897
                                                                                                                      ---------
Issuance of common stock under various stock
 purchase and option plans...........................  3,142,920    26,850          --             --            --      26,850
Income tax benefit for employee stock option
 transactions........................................         --     8,003          --             --            --       8,003
Stock repurchased under stock repurchase program..... (2,990,000)  (21,708)         --             --            --     (21,708)
                                                      ----------  --------     -------       --------     ---------   ---------
Balances, December 31, 1999.......................... 49,462,303   155,277          --         48,328       127,594     331,199
                                                      ----------  --------     -------       --------     ---------   ---------
Comprehensive loss:
   Net loss..........................................         --        --          --             --       (35,321)    (35,321)
   Net unrealized loss on securities (net of tax of
    $28,926).........................................         --        --          --        (45,244)           --     (45,244)
   Accumulated translation adjustments (net of
    tax of $218).....................................         --        --          --           (358)           --        (358)
                                                                                                                      ---------
      Comprehensive loss.............................         --        --          --             --            --     (80,923)
                                                                                                                      ---------
Issuance of common stock under various stock
 purchase and option plans...........................  2,860,811    39,097          --             --            --      39,097
Issuance of restricted stock, net of forfeitures.....    152,000     2,812      (2,812)            --            --          --
Value of stock options issued in PakNetX
 acquisition.........................................         --    10,422          --             --            --      10,422
Amortization of deferred stock compensation..........         --        --         391             --            --         391
Income tax benefit for employee stock option
 transactions........................................                8,396          --             --            --       8,396
Stock repurchased under stock repurchase
 program............................................. (1,350,000)  (25,057)         --             --            --     (25,057)
                                                      ----------  --------     -------       --------     ---------   ---------
Balances, December 31, 2000.......................... 51,125,114   190,947      (2,421)         2,726        92,273     283,525
                                                      ----------  --------     -------       --------     ---------   ---------
Comprehensive income:
   Net loss..........................................         --        --          --             --      (151,827)   (151,827)
   Net unrealized loss on securities (net of tax of
    $3,016)..........................................         --        --          --         (4,717)           --      (4,717)
   Accumulated translation adjustments (net of
    tax of $2).......................................         --        --          --             (4)           --          (4)
                                                                                                                      ---------
      Comprehensive loss.............................         --        --          --             --            --    (156,548)
                                                                                                                      ---------
Issuance of common stock under various stock
 purchase and option plans...........................    798,890     5,355          --             --            --       5,355
Forfeitures of restricted stock, net of issuances....    (34,550)     (639)        639             --            --          --
Amortization of deferred stock compensation..........         --        --         635             --            --         635
                                                      ----------  --------     -------       --------     ---------   ---------
Balances, December 31, 2001.......................... 51,889,454  $195,663     $(1,147)      $ (1,995)    $ (59,554)  $ 132,967
                                                      ==========  ========     =======       ========     =========   =========

                See Notes to Consolidated Financial Statements

                       ASPECT COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Years Ended December 31
                                                                                          -------------------------------
                                                                                            2001       2000       1999
                                                                                          ---------  ---------  ---------
                                                                                                   (in thousands)
Cash flows from operating activities:
    Net loss............................................................................. $(151,827) $ (35,321) $ (28,851)
    Reconciliation of net loss to cash provided by (used in) operating activities:
     Depreciation........................................................................    39,357     35,893     23,087
     Amortization of intangible assets...................................................    31,034     29,360     20,341
     Amortization of deferred stock compensation.........................................       635        391         --
     Purchased in-process technology.....................................................        --      5,018         --
     Gain on the sale of equity securities...............................................      (563)   (20,402)        --
     Impairment of short-term investments................................................     2,441         --         --
     Loss on disposal of property........................................................     6,859         --         --
     Noncash interest expense on debentures..............................................    10,536      9,934      9,363
     Deferred taxes......................................................................     3,016     (4,387)    (5,749)
    Changes in assets and liabilities; net of effects from companies acquired in 2000:
     Accounts receivable.................................................................    49,471    (60,238)    52,405
     Inventories.........................................................................     8,282     (3,479)     2,129
     Other current assets and other assets...............................................     5,003     (4,801)     5,119
     Accounts payable....................................................................   (26,192)    18,651     (3,749)
     Accrued compensation and related benefits...........................................    (9,419)     2,110     12,688
     Other accrued liabilities...........................................................    11,334     21,205    (10,352)
     Deferred revenue....................................................................   (15,034)     8,609      9,539
                                                                                          ---------  ---------  ---------
       Cash provided by (used in) operating activities...................................   (35,067)     2,543     85,970
                                                                                          ---------  ---------  ---------
Cash flows from investing activities:
    Short-term investment purchases......................................................  (133,032)  (273,941)  (279,513)
    Short-term investment sales and maturities...........................................   158,690    378,591    239,615
    Acquisition of intellectual property.................................................        --       (200)        --
    Property and equipment purchases.....................................................   (50,230)   (66,584)   (33,292)
    Purchase of company, net of cash acquired............................................        --    (55,203)        --
                                                                                          ---------  ---------  ---------
       Cash used in investing activities.................................................   (24,572)   (17,337)   (73,190)
                                                                                          ---------  ---------  ---------
Cash flows from financing activities:
    Repurchase of common stock...........................................................        --    (25,057)   (21,708)
    Other common stock transactions, net.................................................     5,355     39,097     26,849
    Payments on capital lease obligations................................................      (396)      (245)        --
    Payments on notes payable............................................................        --     (1,676)    (1,624)
    Net proceeds from issuance of debt obligations.......................................    42,674         --         --
                                                                                          ---------  ---------  ---------
       Cash provided by financing activities.............................................    47,633     12,119      3,517
                                                                                          ---------  ---------  ---------
Effect of exchange rate changes on cash and cash equivalents.............................        26      2,393      1,458
                                                                                          ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents.........................................   (11,980)      (282)    17,755
                                                                                          ---------  ---------  ---------
Cash and cash equivalents:
    Beginning of year....................................................................    84,544     84,826     67,071
                                                                                          ---------  ---------  ---------
    End of year.......................................................................... $  72,564  $  84,544  $  84,826
                                                                                          =========  =========  =========
Supplemental disclosure of cash flow information:
    Cash paid for income taxes........................................................... $   1,443  $   3,708  $   2,529
    Cash paid for interest............................................................... $     741  $      93         --
Supplemental schedule of noncash investing and financing activities:
    Stock options issued in conjunction with acquisitions................................ $      --  $  10,422  $      --
    Property acquired under capital lease................................................ $      --  $   1,596  $      --

                See Notes to Consolidated Financial Statements

                       ASPECT COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization and Significant Accounting Policies

Organization

   Aspect Communications Corporation (Aspect or the Company) is a leading provider of business communications solutions that help companies improve customer satisfaction, reduce operating costs, gather market intelligence and increase revenue. Aspect provides the mission-critical software platform, development environment and applications that seamlessly integrate traditional telephony, e-mail, voicemail, web, fax, wireless business communications, and voice-over-IP while providing investment protection in a company's data and telephony infrastructures.

Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions relate to the allowance for doubtful accounts, excess inventory and obsolescence, impairment of long lived assets, valuation allowance and realization of deferred income taxes, and restructuring reserve. Actual amounts could differ significantly from these estimates and assumptions.

Reclassifications

   Certain prior-year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

   The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Restricted Cash

   Restricted cash consists of corporate notes and bonds, government obligations and interest bearing deposit accounts, which are restricted from use pursuant to certain loan and letter of credit agreements and line of credit arrangements. The Company has restricted cash of $5 million included within current other assets and $3 million included within non-current other assets.

Investments

   The Company has classified all of its marketable equity securities as available-for-sale. While the Company may hold debt securities to maturity, the Company has classified all debt securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management's strategies. The carrying value of all securities is adjusted to fair market value, with unrealized gains and losses, net of deferred taxes, being excluded from earnings and reported as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders' equity. Cost is based on the specific identification method for purposes of computing realized gains or losses. At December 31, 2001, the Company had no investments in marketable equity securities.

   The Company has investments in certain privately held companies, which it accounts for under the cost method. The carrying amount of such investments was $9 million and $10 million at December 31, 2001 and 2000, respectively.

Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes the purchase price of parts, assembly costs, and overhead.

Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed once assets are placed into service, using the straight-line method over their estimated useful lives as follows:

              Machinery and Equipment................   2-7 years
              Buildings and Improvements............. 15-30 years

   Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

Intangible Assets

   Goodwill and other intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from two to ten years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, the Company will no longer amortize goodwill and assembled workforce beginning in 2002 and will periodically assess these assets for impairment.

Long-Lived Assets

   The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amounts over the remaining estimated life. In determining whether an impairment exists, the Company uses undiscounted future cash flow without interest charges compared to the carrying value of the assets.

Revenue Recognition

   The Company derives its revenue primarily from two sources (i) product revenues, which include software licenses and hardware, and (ii) service revenues, which include support and maintenance, consulting and training revenue.

   The Company applies the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" and provisions of Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" to all transactions involving the sale of software products and hardware.

   The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

   At the time of the transaction, the Company assesses whether the fee associated with its revenue transactions is fixed or determinable and whether or not collection is probable. The assessment whether the fee is fixed or determinable is based on the payment terms associated with the transaction. If a significant portion of a fee is due after its normal payment terms, which are 30 to 90 days from invoice date, the Company accounts for the fee as not being fixed or determinable, in which case, the Company recognizes revenue as the fees become due.

   The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not typically request collateral from its customers. If the Company determines that collection of a fee is not probable, then the Company will defer the fee and recognize revenue upon receipt of cash.

   For arrangements with multiple elements, the Company allocates revenue to each component of the arrangement using the residual value method based on vendor specific objective evidence of the undelivered elements. This means that the Company defers the arrangement fee equivalent to the fair value of the undelivered elements until these elements are delivered.

   The Company recognizes revenue for maintenance services ratably over the contract term. The training and consulting services are billed based on hourly rates, and the Company generally recognizes revenue as these services are performed. However, at the time of entering into a transaction, the Company assesses whether or not any services included within the arrangement are essential to the functionality of other elements of the arrangement. If services are determined to be essential to other elements of the arrangement, the Company recognizes the license, consulting and training revenues using the percentage of completion method. The Company estimates the percentage of completion based on its estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

   In December 1999, the Securities and Exchange Commission (SEC) issued SAB No. 101, which summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 clarified delivery criteria, which affected the Company's revenue recognition policy. The Company applied the provisions of SAB No. 101 in the quarter ended December 31, 2000, retroactive as of the beginning of the fiscal year. Accordingly, the accompanying consolidated statement of operations for the years ended December 31, 2001 and 2000, are reflected in accordance with SAB No. 101. Had the Company applied the provisions of SAB No. 101 at the beginning of 1999, unaudited pro forma results of operations for 1999 would have been as follows (in thousands, except per share amounts):

                                                                          1999
                                                                        --------
Net loss as reported................................................... $(28,851)
Adjustment for the change in accounting principle applied retroactively    2,044
                                                                        --------
Net loss as adjusted................................................... $(26,807)
                                                                        ========
Basic and diluted net loss per share as reported....................... $  (0.60)
Effect of change per share.............................................     0.05
                                                                        --------
Basic and diluted net loss per share as adjusted....................... $  (0.55)
                                                                        ========

   The impact of adoption of SAB No. 101 in fiscal 2000 resulted in approximately $4 million of revenue being deferred to future periods. As such, the Company's net loss for the year ended December 31, 2000, under its revenue recognition policies prior to SAB No. 101 would have been approximately $32 million, and its basic and diluted loss per share would have been $0.63. There was no cumulative effect of this change in accounting principle at the beginning of fiscal 2000.

Deferred Revenue

   Deferred revenue primarily represents payments received from customers for maintenance support or products prior to revenue recognition.

Software Development Costs

   The costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed." Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

Advertising Expenses

   The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2001, 2000, and 1999, were approximately $9 million, $8 million, and $10 million, respectively.

Stock-Based Compensation

   In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option awards.

Per Share Information

   Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share further include the dilutive impact, if any, of stock options and restricted stock awards.

Foreign Currency Translation and Foreign Exchange Transactions

   Operations of the Company's foreign subsidiaries are measured using local currencies as the functional currency for each subsidiary. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect as of the balance sheet dates, and results of operations for each subsidiary are translated using the average rates in effect for the periods presented. Translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders' equity. The loss from foreign currency transactions was approximately $1.4 million in 2001 and was not material for 2000 and 1999.

   The Company enters into forward foreign exchange contracts that are designed to hedge intercompany account balances. Market value gains and losses on these contracts substantially offset foreign exchange gains or losses on the balances being hedged.

Concentration of Credit Risks

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Cash and cash equivalents are held primarily with three financial institutions and consist primarily of commercial paper and cash in bank accounts. The Company's short-term investments are managed primarily by two money managers and consist of corporate notes and bonds, municipal bonds, and government treasury notes. The Company has an Investment Committee that oversees compliance with the established investment policies. The Company sells its products primarily to large organizations in diversified industries worldwide. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains an allowance for doubtful accounts based on an assessment of the collectibility of such accounts.

Employee Benefit Plan

   Qualified employees are eligible to participate in the Company's 401(k) tax-deferred savings plan. Participants may contribute up to 17% of their eligible earnings (up to a maximum contribution of $10,500 in 2001) to this plan, for which the Company, at the discretion of the Board of Directors and within certain limitations, may make matching contributions and discretionary contributions. The Company temporarily suspended matching contributions in 2001. Contributions made by the Company to the plan were approximately $1 million in 2001, $3 million in 2000, and $3 million in 1999.

Comprehensive Income (Loss)

   Accumulated other comprehensive income (loss) at December 31 is comprised of (in thousands):

                                                                    2001     2000     1999
                                                                   -------  -------  -------
Accumulated unrealized gains on available-for-sale securities, net $   603  $ 5,320  $50,564
Accumulated translation adjustments, net..........................  (2,598)  (2,594)  (2,236)
                                                                   -------  -------  -------
Accumulated other comprehensive income (loss)..................... $(1,995) $ 2,726  $48,328
                                                                   =======  =======  =======

New Accounting Pronouncements

  SFAS 133

   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. Adoption of SFAS 133 did not have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

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

  SFAS 142

   In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will no longer amortize its goodwill and assembled workforce with a net carrying value of approximately $54 million at December 31, 2001 and the annual amortization of $14 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test to determine the impact. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. The Company has not determined whether adoption of SFAS No. 142 will have an impact on its financial results.

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

Note 2:  Business Combinations and Other Acquisitions

   On February 18, 2000, the Company acquired privately held PakNetX Corporation (PakNetX), an eBusiness software provider based in Salem, New Hampshire. The transaction enabled Aspect to integrate multimedia-over-IP technology into its flagship customer relationship portal software and strengthen the Company's CRM market position. The transaction was accounted for as a purchase and resulted in a one-time charge of approximately $5 million related to in-process technology in the quarter ended March 31, 2000. The Company initially paid approximately $55 million in cash for all the outstanding common and preferred shares and warrants of PakNetX. In addition, Aspect assumed the existing PakNetX stock option plan and converted PakNetX stock options into options to purchase approximately 160,000 shares of Aspect common stock with a fair value of approximately $10 million and incurred transaction costs of approximately $2 million. The historical operations of PakNetX are not material to the financial position or results of operations of the Company.

   The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired including purchased in-process technology are summarized as follows (in thousands):

                                                                              Amortization
     Total purchase price:              Purchase price allocation:           period (years)
-------------------------------- ----------------------------------------    --------------
Total cash consideration $54,948 Tangible assets                   $    301
Value of options assumed  10,422 Intangible assets:
Transaction costs.......   1,850   Developed and core technology     41,466        7
                                   Assembled workforce                  567        4
                                   Testing tools                        518        4
                                   Goodwill                          34,018        7
                                   In-process technology              5,018     Expensed
                                   Tangible liabilities              (1,790)
                                   Deferred tax liabilities         (12,878)
                         -------                                   --------
                         $67,220                                   $ 67,220
                         =======                                   ========

   As noted above, Aspect recorded a one-time charge of approximately $5 million in the first quarter of 2000 for purchased in-process technology that had not reached technological feasibility and had no alternative future use. The purchased in-process technology related to the development of Version 4.0 of PakNetX's integrated contact center solution that had not reached technological feasibility, and therefore successful development was uncertain. During 2000, some components of this technology were incorporated into Aspect products. The development of the remaining components was completed in 2001 and incorporated into additional Aspect products. During 2001 and 2000, we incurred $5 million and $4 million, respectively, in the development of this technology. The Company will no longer amortize goodwill and assembled workforce beginning in 2002.

   Significant assumptions used to determine the value of in-process technology included: (i) projected net cash flows that the Company expected to result from development efforts; (ii) an estimate of the percentage completion of the project; and (iii) a discount rate of approximately 25%. As of December 31, 2001, no significant departures from the assumptions included in the valuation analysis had occurred.

Note 3:  Investments

   Short-term investments in marketable debt and equity securities at December 31 consist of the following (in thousands):


                                                  2001
                                 ---------------------------------------
                                             Gross      Gross
                                 Amortized Unrealized Unrealized Market
                                   Cost      Gains      Losses   Value
                                 --------- ---------- ---------- -------
       Corporate notes and bonds  $40,187    $  731      $(62)   $40,856
       Government obligations...   21,414       315        --     21,729
                                  -------    ------      ----    -------
          Total.................  $61,601    $1,046      $(62)   $62,585
                                  =======    ======      ====    =======

                                                    2001
                                   ---------------------------------------
                                               Gross      Gross
                                   Amortized Unrealized Unrealized Market
                                     Cost      Gains      Losses   Value
                                   --------- ---------- ---------- -------
      Corporate notes and bonds...  $27,889    $  139      $(37)   $27,991
      Municipal obligations.......   37,361       253        --     37,614
      Government obligations......   21,211        61        (8)    21,264
                                    -------    ------      ----    -------
      Total short-term investments   86,461       453       (45)    86,869
      Marketable equity securities    1,233     8,312        --      9,545
                                    -------    ------      ----    -------
         Total....................  $87,694    $8,765      $(45)   $96,414
                                    =======    ======      ====    =======

   The maturity of short-term investments in marketable debt securities at December 31, 2001, was as follows (in thousands):

                                                           Market Value
                                                       --------------------
                                                        Within    One to
                                                       One Year Three Years
                                                       -------- -----------
     Corporate notes and bonds........................  $7,832    $33,024
     Government obligations...........................     891     20,838
                                                        ------    -------
        Total.........................................  $8,723    $53,862
                                                        ======    =======

   During 2001 and 2000, the Company realized pretax gains of approximately $563,000 (cost basis of approximately $1 million) and $20 million (cost basis of approximately $2 million), respectively, on the sale of appreciated marketable equity securities.

Note 4:  Fair Value of Financial Instruments

   The following summary disclosures are made in accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," which requires the disclosure of fair value information about both on- and off-balance sheet financial instruments where it is practicable to estimate the value. Fair value is defined in SFAS No. 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

   Amounts at December 31 consist of (in thousands):

                                                  2001                2000
                                           ------------------- -------------------
                                           Carrying Estimated  Carrying Estimated
                                            Amount  Fair Value  Amount  Fair Value
                                           -------- ---------- -------- ----------
Assets:
   Cash and cash equivalents.............. $72,564   $72,564   $84,544   $84,544
   Short-term investments.................  62,585    62,585    86,869    86,869
   Marketable equity securities...........      --        --     9,545     9,545
   Other investments in equity securities.   9,009     9,009    10,450    10,450
Liabilities:
   Borrowings.............................  43,641    43,641     1,351     1,351

   The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into forward foreign exchange contracts to hedge intercompany balances against future movements in foreign exchange rates.

   The forward foreign exchange contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa, and generally mature in one month or less. As of December 31, 2001 and 2000, the Company had outstanding forward foreign exchange sale contracts with aggregate notional amounts of approximately $24 million and $50 million, respectively, that had remaining maturities of one month or less. At December 31, 2001, forward exchange sale contracts were primarily for British pounds, Australian dollars and Euros. At December 31, 2000, forward foreign exchange sale contracts were primarily for Euros and British pounds. Gains and losses on the foreign exchange contracts, which were not significant in any of the periods presented, are included in interest and other income (expense), which offset foreign exchange gains or losses from revaluation of foreign currency denominated balance sheet items and intercompany balances. At December 31, 2001 and 2000, the estimated fair values of forward foreign exchange contracts were $24 million and $51 million, respectively. The fair value of foreign exchange contracts is based on prevailing financial market information. The Company has not entered into any other material financial derivative instruments.

   The fair value of cash and cash equivalents reported in the consolidated balance sheets approximates its carrying value. The fair value of short-term investments, and forward foreign exchange sale contracts is based on quoted market prices. Marketable equity securities comprise investments in companies in the historically volatile high-technology market.

Note 5:  Inventories

   Inventories at December 31 consist of (in thousands):

                                                               2001    2000
                                                              ------- -------
  Raw materials.............................................. $ 8,492 $14,779
  Work in progress...........................................   2,173   3,404
  Finished goods.............................................   1,379   1,757
                                                              ------- -------
     Total................................................... $12,044 $19,940
                                                              ======= =======

Note 6:  Other Current Assets

   Other assets at December 31 consist of (in thousands):

                                                          2001    2000
                                                         ------- -------
       Prepaid expenses................................. $10,412 $10,143
       Other receivables................................   4,304  13,388
       Deferred tax asset...............................   3,944   3,394
       Restricted Cash..................................   4,700      --
                                                         ------- -------
          Total......................................... $23,360 $26,925
                                                         ======= =======

Note 7:  Property and Equipment

   Property and equipment at December 31 consist of (in thousands):

                                                    2001       2000
                                                  ---------  ---------
        Land..................................... $   3,914  $   3,914
        Buildings and improvements...............    42,606     12,315
        Computer and development equipment.......   144,302    134,021
        Field spares.............................    21,745     21,524
        Office equipment.........................    36,461     31,664
        Leasehold improvements...................    21,881     23,083
        Construction in progress.................     3,591     15,375
                                                  ---------  ---------
           Total.................................   274,500    241,896
        Accumulated depreciation and amortization  (162,410)  (133,116)
                                                  ---------  ---------
        Property and equipment, net.............. $ 112,090  $ 108,780
                                                  =========  =========

   The Company began capitalizing interest costs relating to the construction of a new building during the third quarter of 2000. In 2001, the Company completed construction of the building and as of December 31, 2001, approximately $800,000 was capitalized into the cost of the building.

   During 2000, the Company entered into an equipment capital lease of approximately $2 million. At December 31, 2001 and 2000, accumulated amortization under this lease was approximately $800,000 and $300,000 respectively.

Note 8:  Intangible Assets

   Intangible assets at December 31 consist of (in thousands):

                                                          2001     2000
                                                        -------- --------
      Goodwill, net.................................... $ 54,138 $ 66,727
      Other intangible assets, net.....................   61,231   79,667
                                                        -------- --------
      Total intangible assets, net..................... $115,369 $146,394
                                                        ======== ========

   Other intangible assets include purchased existing technology, intellectual property, customer relationships and sales channels. Accumulated amortization at December 31, 2001 and 2000, was approximately $105 million and $74 million, respectively.

Note 9:  Other Accrued Liabilities

   Other accrued liabilities at December 31 consist of (in thousands):

                                                             2001    2000
                                                            ------- -------
     Accrued sales and use taxes........................... $ 6,986 $11,854
     Accrued restructuring.................................  16,835      --
     Accrued income taxes..................................  10,520  16,590
     Other accrued liabilities.............................  35,951  38,666
                                                            ------- -------
        Total.............................................. $70,292 $67,110
                                                            ======= =======

Note 10:  Loans to officers and employees

   Principal plus accrued interest due from current employees totaled approximately $675,000 and $1.6 million at December 31, 2001 and 2000, respectively. Interest rates on these loans are 6.0%. These loans plus accrued interest are subject to specific terms and conditions for forgiveness or repayment. In the event of employment termination, the outstanding loan balance and the imputed interest will be payable to the Company.

Note 11:  Convertible Subordinated Debentures and Notes Payable

   In August 1998, the Company completed a private placement of approximately $150 million ($490 million principal amount at maturity) of zero coupon convertible subordinated debentures due 2018. The debentures are priced at a yield to maturity of 6% per annum and are convertible into the Company's common stock anytime prior to maturity at a conversion rate of 8.713 shares per $1,000 principal amount at maturity. Holders can require the Company to repurchase the debentures on August 10, 2003, August 10, 2008, and August 10, 2013, for cash; or at the election of the Company, for the Company's common stock, if certain conditions are met. If the Company had to convert the debentures to equity on August 10, 2003 at the then accreted value of approximately $201 million using the ending stock price on December 31, 2001 of $3.88 per share, the Company would issue an additional 51.8 million common shares. The debentures are not secured by any of the Company's assets and are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to the debt of Aspect's subsidiaries. At December 31, 2001 and 2000, debt issuance costs of approximately $4 million and $4 million, respectively, net of amortization of approximately $775,000 and $550,000, respectively, are included in other assets in the consolidated balance sheets and are being amortized over the life of the debt. At December 31, 2001, the fair market value of the convertible subordinated debentures was $137 million. See Note 20 regarding the Company's repurchase of a portion of the convertible subordinated debentures in 2002.

Note 12:  Lines of Credit and Borrowings

   On June 19, 2001, the Company obtained a secured line of credit with a US commercial bank in the amount of $20 million, which bears interest at the Company's choice of either the bank's prime rate (4.75% at December 31, 2001) or LIBOR (1.93% at December 31, 2001) + 1.75%. The Company also obtained a secured equipment line of $5 million with the same bank, which bears interest at the Company's choice of either the bank's prime rate or LIBOR + 2.00%. Both credit facilities are secured by a general lien on all Company assets, excluding real property. Borrowings under the $20 million line of credit are available for one year from the date of the agreement. Borrowings under the equipment line were available through December 2001, at which time all borrowings thereunder become term notes, which are payable in equal monthly installments, including interest, over three years. At December 31, 2001, the Company had $15 million outstanding under the credit facility and $5 million outstanding under the equipment line. The Company was in compliance with all related covenants and restrictions at December 31, 2001. The financial covenants include adjusted tangible net worth, quick ratio, earnings before interest expense, income taxes, depreciation and amortization (EBITDA), unrestricted cash, and leverage ratio. Additionally, there is a covenant that requires the Company to obtain the written consent of the lender prior to repurchasing any convertible subordinated debentures.

   In October 2001, the Company entered into a 5-year loan with an investment bank in the amount of $25 million which bears interest at an initial rate of 8% which is then re-measured semi-annually beginning May 2002 at the rate of LIBOR + 3.75% subject to a floor of 8% and a ceiling of 14%. The loan is secured by a security interest in the Company owned buildings in San Jose. Borrowings are payable in equal monthly installments including interest computed on a 20-year amortization schedule until November 1, 2006, at which time the outstanding loan balance will become payable. At December 31, 2001, the Company had $23 million outstanding. The bank also required that the Company supply a $3 million letter of credit which is recorded as restricted cash on the balance sheet at December 31, 2001.

   In addition to the line of credit, the Company has utilized a fully collateralized (110%), line of credit with a European banking partner used for securing letters of credit or bank guarantees which are required for daily operations such as payroll, duty and facilities. At December 31, 2001, approximately $5 million was outstanding and $0 was available for future use under this credit line.

   Future minimum payments under the lines of borrowings as of December 31, 2001 are as follows (in thousands):

           2002............................................. $17,195
           2003.............................................   2,172
           2004.............................................   1,907
           2005.............................................     594
           2006.............................................     644
           2007 and thereafter..............................  20,174
                                                             -------
              Total payments................................ $42,686
                                                             =======

Note 13:  Commitments

   The Company leases its facilities and certain equipment under non-cancelable capital and operating leases. Future minimum lease payments under such capital and operating leases and the present value of minimum lease payments under capital leases as of December 31, 2001 are as follows (in thousands):

                                                       Capital Operating
                                                       ------- ---------
        2002.......................................... $  719  $ 20,027
        2003..........................................    308    19,188
        2004..........................................     --    18,020
        2005..........................................     --    17,921
        2006..........................................     --    12,853
        2007 and thereafter...........................     --    62,315
                                                       ------  --------
        Future minimum lease payments.................  1,027  $150,324
                                                               ========
        Amounts representing interest (10%)...........    (72)
                                                       ------
        Present value of future minimum lease payments    955

        Current portion...............................   (656)
                                                       ------
        Capital lease obligations..................... $  299
                                                       ======

   Rent expense incurred under the operating leases was approximately $15 million, $11 million, and $12 million, in 2001 2000, and 1999, respectively. Rent expense under the facilities leases is recognized on a straight-line basis over the term of the lease.

   At December 31, 2001, the Company had $11 million of non-cancelable purchase commitments payable within 2002 and $9 million payable within 3 years ($3 million in 2002, $3 million in 2003, $3 million in 2004)
under a patent license agreement and $322 million payable within 10 years ($39 million in 2002, $39 million in 2003, $40 million in 2004, $41 million in 2005, $33 million in 2006 and $131 million thereafter) under outsourced information technology agreements.

Note 14:  Shareholders' Equity

Stock Option Plans

   Under the Company's stock option plans, incentive and non-qualified stock options may be granted to employees, officers, and directors. All options are granted at fair market value. Options granted to non-directors vest and become exercisable as determined by the Board of Directors (generally over one to four years) and typically expire seven to ten years after the date of grant. Options granted to outside directors vest and become exercisable over four years and expire ten years after the date of grant.

   A summary of stock option activity follows:

                                                                       Number of   Weighted-Average
                                                                        Shares      Exercise Price
                                                                       ----------  ----------------
Outstanding as of January 1, 1999 (3,967,930 stock options exercisable
  at a weighted average exercise price of $11.05)..................... 10,528,842       $15.55
   Granted............................................................  5,310,584        11.41
   Canceled........................................................... (3,221,773)       16.69
   Exercised.......................................................... (2,192,175)        9.87
                                                                       ----------
Outstanding as of December 31, 1999 (3,009,237 stock options
  exercisable at a weighted average exercise price of $14.87)......... 10,425,478        14.28
   Granted............................................................  7,085,476        28.36
   Canceled........................................................... (2,181,687)       22.07
   Exercised.......................................................... (2,425,939)       13.63
                                                                       ----------
Outstanding as of December 31, 2000 (4,576,691 stock options
  exercisable at a weighted average exercise price of $14.18)......... 12,903,328        20.82
   Granted............................................................  7,101,150         4.90
   Canceled........................................................... (9,307,526)       22.25
   Exercised..........................................................   (285,062)        4.97
                                                                       ----------
Outstanding, as of December 31, 2001.................................. 10,411,890       $ 9.12
                                                                       ==========

   The following table summarizes information about stock options outstanding at December 31, 2001:

                                     Weighted Average
                                        Remaining
                           Number    Contractual Life Weighted Average   Number    Weighted Average
Range of Exercise Prices Outstanding    (in years)     Exercise Price  Exercisable  Exercise Price
------------------------ ----------- ---------------- ---------------- ----------- ----------------
   $ 0.80 -- $ 2.96       4,082,804        7.77            $ 2.90       1,470,238       $ 2.95
       3.14 --   6.99     1,682,576        9.07              6.15          66,473         5.76
     7.00 --  10.75       1,855,419        7.48              9.13       1,027,397         8.73
    10.94 --  13.94       1,034,333        7.74             12.79         556,452        13.21
    14.06 --  24.31       1,249,250        7.13             18.12         793,064        18.03
    24.75 --  36.38         256,908        7.74             32.21         121,350        31.41
    37.63 --  51.94         238,450        7.90             45.46         111,541        45.54
    59.56 --  62.44          12,150        8.17             61.93           5,361        61.91
                         ----------                                     ---------
   $ 0.80 -- $62.44      10,411,890        7.85            $ 9.12       4,151,876       $10.73
                         ==========                                     =========

   At December 31, 2001, 5,207,360 shares were available for future grant under the Company's stock option plans.

2001 Stock Option Exchange Program

   In April 2001, the Company's Board of Directors approved the 2001 Stock Option Exchange Program. Under this program, eligible employees could elect, by June 19, 2001, to exchange their existing options for new options to purchase the same number of shares of the Company's common stock, but with a grant date of December 20, 2001. Employees accepting the exchange offer were also required to exchange all options granted within six months of the exchange offer. The new options were issued from the Company's 1996 Employee Stock Option Plan and were nonstatutory stock options. The individuals that participated in this program were required to be employees of the Company on the re-grant date to be eligible to receive the new stock options. Executive officers were not eligible to participate in the program. No consideration for the canceled stock options was provided to individuals terminating employment prior to the re-grant date. The new grants have an exercise price of $2.96, the closing sale price of the Company's common stock on December 20, 2001, the date of re-grant. The new stock options vest on the same schedule as the canceled options; provided, however, that vesting was suspended from the June 19, 2001 cancellation date until December 20, 2001, the new grant date. The new stock options have the same expiration date as the cancelled options.

   At the expiration date of this program, June 19, 2001, the Company had accepted for exchange options to purchase 4,327,897 shares of common stock, representing approximately 48% of the options that were eligible to be tendered. Upon the terms and subject to the conditions of the program, the Company granted new options to purchase an aggregate of 3,446,311 shares of the Company's common stock on December 20, 2001.

Stock Repurchase Program

   In August 2000, the Company's Board of Directors approved a stock repurchase program to acquire up to 5 million shares of its common stock. Through December 31, 2001, the Company repurchased 1,350,000 shares in 2000 at a weighted average acquisition price of $18.56 per share. All shares repurchased have been retired. No additional shares were repurchased in 2001.

   In October 1998, the Company's Board of Directors approved a stock repurchase program to acquire up to 5 million shares of its common stock. A total of 5 million shares at a weighted average acquisition price of approximately $10.66 have been repurchased under this program, including 2,990,000 shares in 1999 at a weighted average exercise price of approximately $7.26 per share. The Company completed this program in June 1999 and all shares repurchased have been retired.

Shareholder Rights Plan

   On May 11, 1999, the Company's Board of Directors declared a dividend of one preferred share purchase right (Right) for each outstanding share of common stock, $0.01 par value, of the Company. The dividend was payable on May 26, 1999 to shareholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one thousandth of a share of Series A Participating Preferred Stock, $0.01 par value, of the Company, subject to adjustment, at a price of $80.00 per one-thousandth of a share, subject to adjustment. The rights are not exercisable until ten days after a person or group announces acquisition of 15% or more of the Company's common stock or tenders such an offer. The rights expire on May 11, 2009. The description and terms of the Rights are set forth in a Preferred Shares Rights Agreement dated December 12, 2001.

Employee Stock Purchase Plan

   In 1990, the Board of Directors established the 1990 Employee Stock Purchase Plan, under which 6 million common shares are currently authorized for sale to qualified employees through payroll withholdings at a price equal to 85% of the lower of the fair market value as of the beginning or end of each offering period. Shares purchased were 524,639, 435,093, and 940,427 at weighted average exercise prices of $8.44, $12.67, and $6.11 in 2001, 2000 and 1999, respectively. At December 31, 2001, 3,933,620 shares had been issued under this plan.

Shares Reserved for Issuance

   At December 31, 2001, the Company had reserved shares of common stock for issuance as follows:

          Stock option plans............................... 15,619,250
          Stock purchase plans.............................  2,066,380
          Other stock plans................................     14,010
                                                            ----------
                                                            17,699,640
                                                            ==========

   In addition, the Company may need to reserve additional shares in the future for the issuance of common stock in connection with the conversion of any convertible subordinated debentures.

Restricted Stock Issuance

   In July 2000, the Company's Board of Directors amended the 1996 Employee Stock Option Plan and granted 165,000 shares of restricted stock to specific employees. If an employee terminates before the third anniversary of the grant date, that employee's restricted common shares are subject to forfeiture. As of December 31, 2001, 47,550 shares were forfeited. The Company recorded a deferred stock compensation charge of approximately $3 million for the fair value of the common shares on the issuance date and amortizes the amount, net of forfeitures, over the three-year vesting period.

Stock-Based Compensation

   The Company utilizes stock options to attract new employees and retain existing employees. Such options provide the grantee an opportunity to purchase the Company's common stock at the fair market value of such shares as of the date of grant, pursuant to a vesting period. The options expire based on the earlier of the employee's termination date or typically ten years from the grant date. SFAS No. 123 requires that the fair value of stock-based awards to employees be calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock-based awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management believes that the pro forma amounts below, which are based on the methodology required under SFAS No. 123, do not necessarily provide a reliable single measure of the fair value of the Company's stock-based awards.

   The fair value of each option grant (estimated on the date of grant) was estimated using the Black-Scholes model with the following assumptions:

                                                    Year ended December 31,
                                                    ----------------------
                                                     2001     2000   1999
                                                    -----    ------  -----
       Employee Stock Options
       Expected life from vest date (in months)....     8         9     14
       Stock volatility............................   104%       88%    74%
       Risk-free interest rate.....................     4%        6%     5%
       Dividend yield..............................    --        --     --
       Weighted-average fair value................. $3.96    $23.10  $7.90
       Employee Stock Purchase Plan
       Expected life from vest date (in months)....     6         6      6
       Stock volatility............................   117%      122%    94%
       Risk-free interest rate.....................     4%        5%     5%
       Dividend yield..............................    --        --     --
       Weighted-average fair value................. $3.75    $15.45  $7.65

   The Company continues to account for stock-based awards to employees using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for stock option plans and the stock purchase plan. Had the compensation cost for the Company's stock-based awards been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                      2001       2000      1999
                                                    ---------  --------  --------
Net loss............................... As reported $(151,827) $(35,321) $(28,851)
                                        Pro forma    (181,833)  (84,211)  (46,709)
Basic and diluted loss per share....... As reported $   (2.95) $  (0.69) $  (0.60)
                                        Pro forma   $   (3.53) $  (1.65) $  (0.97)

Note 15:  Income Taxes

   Income tax benefits (provisions) for the years ended December 31 consist of (in thousands):

                                                      2001    2000     1999
                                                     ------ --------  -------
   Current:
      Federal....................................... $2,879 $(10,909) $ 5,057
      State.........................................    660   (1,247)     578
      Foreign.......................................    959   (2,171)     980
                                                     ------ --------  -------
          Subtotal..................................  4,498  (14,327)   6,615
   Deferred:
      Federal.......................................      0   (4,605)   3,645
      State.........................................      0    6,242    2,104
                                                     ------ --------  -------
          Subtotal..................................      0    1,637    5,749
                                                     ------ --------  -------
             Total.................................. $4,498 $(12,690) $12,364
                                                     ====== ========  =======

   Loss before income taxes for the years ended December 31 consists of (in thousands):

                                                    2001       2000      1999
                                                  ---------  --------  --------
Domestic......................................... $(123,520) $(13,886) $(19,556)
Foreign, net.....................................   (32,805)   (8,745)  (21,659)
                                                  ---------  --------  --------
   Total......................................... $(156,325) $(22,631) $(41,215)
                                                  =========  ========  ========

   A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of income (loss) before income taxes for the years ended December 31 is as follows:

                                                      2001    2000    1999
                                                      -----   -----   -----
  Tax at statutory rate.............................. (35.0)% (35.0)% (35.0)%
  State income taxes--net of federal effect..........  (3.0)   (4.0)   (3.5)
  Goodwill amortization..............................   3.0    18.0     6.3
  Research and development tax credits...............  (2.1)   (9.7)   (7.7)
  Tax-exempt investment income.......................  (0.3)   (3.1)   (1.4)
  Foreign sales corporation..........................    --    (3.1)   (0.7)
  Foreign losses for which no benefit may be realized   4.5    12.7    13.4
  Purchased in-process technology....................    --     8.6      --
  Change in valuation allowance......................  32.8    70.9      --
  Other..............................................  (2.8)    0.8    (1.4)
                                                      -----   -----   -----
     Total...........................................  (2.9)%  56.1%  (30.0)%
                                                      =====   =====   =====

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carry forwards and tax credits. Significant components of the Company's deferred income tax assets and liabilities as of December 31 were as follows (in thousands):

                                                                              2001      2000
                                                                            --------  --------
Deferred tax assets:
   Accruals deductible in different periods................................ $ 22,346  $ 15,289
   Deferred revenue........................................................    1,501     1,178
   Depreciation and amortization...........................................    8,484     7,010
   Net operating loss and tax credit carryovers of Aspect and subsidiaries.   47,348    23,026
   Net operating loss and tax credit carryovers of purchased companies.....    8,973     8,973
   Costs capitalized for state tax purposes................................    2,810     4,516
   Other deferred tax assets...............................................       90       794
                                                                            --------  --------
       Total...............................................................   91,552    60,786
   Valuation allowance.....................................................  (72,780)  (33,357)
                                                                            --------  --------
       Total deferred tax assets........................................... $ 18,772  $ 27,429
                                                                            ========  ========
Deferred tax liabilities:
   Unrealized gains on investments......................................... $   (385) $ (3,508)
   Purchased intangibles...................................................  (18,387)  (23,247)
   Other deferred tax liabilities..........................................       --      (674)
                                                                            --------  --------
       Total deferred tax liabilities...................................... $(18,772) $(27,429)
                                                                            --------  --------
          Net deferred tax asset (liability)............................... $     --  $     --
                                                                            ========  ========
Deferred taxes included in:
   Other current assets....................................................    3,944     3,394
   Other assets............................................................       --        --
   Other accrued liabilities...............................................       --        --
   Noncurrent deferred taxes...............................................   (3,944)   (3,394)
                                                                            --------  --------
       Net deferred tax asset (liability).................................. $     --  $     --
                                                                            ========  ========

   Due to the uncertainty surrounding the eventual realization of the benefits of its deferred tax assets, the Company has placed a valuation allowance against such assets. At December 31, 2001, approximately $4 million of the Company's total deferred tax assets related to net operating losses resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses will be accounted for as a credit to shareholder's equity rather than as a reduction of the income tax provision.

   At December 31, 2001, the Company had approximately $88 million of federal net operating losses, which will expire beginning in 2020. The net operating losses related to foreign jurisdictions amounted to approximately $22 million.

   At December 31, 2001, the Company had approximately $5 million of available Federal Research and Development Credits, which expire beginning in 2019; $800,000 of Minimum Tax Credit, which may be carried forward indefinitely; $3 million of available California Research and Development Credits, which may be carried forward indefinitely; and $500,000 of California Manufacturer's Investment Credits, which expire beginning in 2006.

   At December 31, 2001, the Company had approximately $23 million of federal net operating losses and $1 million of tax credit carryovers from its acquisitions, which were accounted for under the purchase method of accounting. The amount of the net operating losses and tax credits relating to these acquisitions that can be utilized in any given year to reduce certain future taxable income may be limited. The net operating losses and tax credit carryovers from these acquisitions will begin expiring in 2004.

Note 16:  Loss Per Share

   Basic and diluted loss per share for the years ended December 31 are calculated as follows (in thousands, except per share amounts):

                                                  2001       2000      1999
                                                ---------  --------  --------
  Weighted average shares outstanding..........    51,660    51,318    48,375
  Restricted common stock......................      (130)     (152)       --
                                                ---------  --------  --------
  Shares used in calculation, basic and diluted    51,530    51,166    48,375
                                                ---------  --------  --------
  Net loss..................................... $(151,827) $(35,321) $(28,851)
     Basic and diluted loss per share.......... $   (2.95) $  (0.69) $  (0.60)
                                                =========  ========  ========

   The Company had approximately 10 million, 13 million and 10 million common stock options outstanding for the periods ended December 31, 2001, 2000, and 1999, respectively, which could potentially dilute basic earnings per share in the future. These options were excluded from the computation of diluted earnings per share because inclusion of these shares would have had an anti-dilutive effect, as the Company had a net loss for the period. As of December 31, 2001, 2000, and 1999, the Company had 47 million, 21 million and 4 million shares respectively, of common stock issuable upon conversion of the convertible debentures. Additionally, the Company had 117,450 shares of restricted common stock outstanding at December 31, 2001. The weighted average of these shares were not included in the calculation of diluted earnings per share for any of the periods presented, because this inclusion would have been anti-dilutive.

Note 17:  Segment, Geographic, and Customer Information

   Under SFAS No. 131, the Company's operations are reported in two operating segments, which are product and services. All financial segment information required by SFAS No. 131 can be found in the consolidated financial statements. For geographical reporting, revenues are attributed to the geographic location in which customers are invoiced and revenue is recognized. Long-lived assets (excluding intangible assets for purposes of geographical reporting) consist of property and equipment and are attributed to the geographic location in which they are located. No single customer accounted for 10% or more of net revenues or accounts receivable in 2001, 2000, and 1999.

   The following presents net revenues for the years ended December 31, 2001, 2000, and 1999; and property and equipment as of December 31, 2001, 2000, and 1999, by geographic area (in thousands):

                                                 2001      2000      1999
                                               --------  --------  --------
   Net revenues:
      United States........................... $345,295  $477,777  $415,562
      United Kingdom..........................   40,693    57,714    67,547
      Other International ((less than)10%)....  129,238   144,030    72,895
      Eliminations............................  (65,838)  (89,000)  (66,892)
                                               --------  --------  --------
          Total consolidated.................. $449,388  $590,521  $489,112
                                               ========  ========  ========
   Long-lived assets (property and equipment):
      United States........................... $102,146  $ 91,741  $ 63,195
      United Kingdom..........................    7,092    13,413    12,639
      Other International ((less than)10%)....    3,893     5,294     6,175
      Eliminations............................   (1,041)   (1,668)   (2,612)
                                               --------  --------  --------
          Total consolidated.................. $112,090  $108,780  $ 79,397
                                               ========  ========  ========

Note 18:  Restructuring Charges

   In February, April and October 2001, the Company reduced its workforce by 6%, 11% and 10%, respectively, and consolidated selected facilities in its continuing effort to better optimize operations. These activities resulted in restructuring charges of $7 million, $13 million and $24 million, respectively. As of December 31, 2001, the total restructuring accrual was $30 million, of which, $17 million was a short-term liability and $13 million was a long-term liability. Components of the restructuring accrual as of December 31, 2001 were as follows (in thousands):

                                  Severance and Consolidation of Other Restructuring
                                  Outplacement  Facilities Costs        Costs         Total
                                  ------------- ---------------- ------------------- --------
February 2001 provision..........    $ 3,227        $ 3,219             $ 508        $  6,954
June 2001 provision..............      4,947          8,076               130          13,153
October 2001 provision...........      3,411         20,858              (425)         23,844
Payments and property write-downs     (9,428)        (4,646)             (112)        (14,186)
                                     -------        -------             -----        --------
Balance at December 31, 2001.....      2,157         27,507               101          29,765
                                     =======        =======             =====        ========

   Severance and outplacement costs are related to the termination of 740 employees (153 in February 2001, 304 in June 2001 and 283 in October 2001). Employee separation costs include severance and other related benefits. Functions impacted by the restructuring included sales and sales infrastructure, support services, manufacturing, marketing, research and development, and corporate functions. As of December 31, 2001, the Company made $9 million in severance payments and reduced the accrual by $292,000 for the February provision and $985,000 for the June provision as part of the October provision. The remaining balance will be paid by the end of 2002.

   Consolidation of facilities costs includes rent of unoccupied facilities, property write-downs, and other facilities related costs. As of December 31, 2001, the Company paid approximately $2 million in expenses and wrote down $3 million in property. The remaining accrual balance will be paid over the next eight years. The Company also increased the reserve for the February 2001 provision by $6 million and the June 2001 provision by $3 million as part of the October provision due to the change in the Company's estimates.

   Other restructuring costs primarily include legal, and travel expenses. The Company expects the remaining expenses to be paid by the end of the second quarter of 2002. The Company reduced the accrual by $421,000 for the February provision and $68,000 for the June provision as part of the October provision.

Note 19:  Legal Proceedings

   The Company is subject to various legal proceedings and claims, which arise, in the normal course of business. The Company does not believe that any current litigation or claims will have a material adverse effect on the Company's business, operating results or financial condition.

   See Note 20 below regarding the arbitration proceeding related to a dispute between the Company and Universities Superannuation Scheme Limited (USS).

Note 20:  Subsequent Events

   In January 2002 the Company paid $10 million to repurchase convertible subordinated debentures in the open market. The Company's carrying value of these securities at the date of repurchase was $12 million, thereby resulting in an extraordinary gain on debt extinguishment of approximately $2 million for the first quarter of 2002. This purchase reduced the principal amount of the Company's outstanding face value of the convertible debt from $490 million to $458 million.

   The Company is currently in an arbitration proceeding in the United Kingdom which relates to a dispute between the Company and USS regarding an Agreement to Lease between the Company and USS. USS is seeking specific performance by the Company of the Agreement to Lease and damages in excess of 50,000 (British pounds) (approximately US $75,000 at December 31, 2001). In July 2001, the High Court of Justice, Chancery Division in the United Kingdom granted a stay of the proceedings and the dispute was referred to arbitration. In February 2002, the arbitrator ordered the Company to specifically perform the Agreement to Lease and to pay currently outstanding rent, service charges and the rent deposit. The amount of the rent deposit is approximately $6 million. On February 28, 2002, the Company filed an appeal of the arbitrator's order with the High Court of Justice, Queen's Bench Division, Commercial Court in the United Kingdom. The Company's current estimate of its obligation relating to the lease is $9.4 million through the second quarter of 2006 which has been included in its restructuring accrual at December 31, 2001. The maximum obligation under the lease is estimated to be $31.5 million payable over 15 years. The Company will have to provide a deposit of $6 million in the event that it cannot secure a guarantee with a financial institution in the United Kingdom.

   On March 9, 2002, the President signed into law the Job Creation and Worker Assistance Act of 2002. A provision of this law extends the net operating loss carryback period for income tax purposes from 2 years to 5 years for losses incurred in 2001 and 2002. As a result of this change, the Company will record in the first quarter of 2002 an income tax benefit and corresponding income tax receivable of approximately $20 million from tax losses generated in 2001. The Company is still in the process of evaluating the effect of this change in tax law which could affect the actual amount realized and reported by the Company as required in its first quarter operating results for 2002, the year the tax law changed.

                 Selected Quarterly Financial Data (unaudited)

                                   Dec. 31    Sept. 30   June 30    Mar. 31
                                   --------   --------   --------   --------
                                    (in thousands, except per share amounts)
  2001 Quarters Ended
  Net revenues.................... $112,825   $108,651   $113,379   $114,533
  Gross margin....................   52,688     51,627     53,718     52,695
     (% of net revenues)..........       47%        48%        47%        46%
  Loss from operations............  (38,808)   (24,639)   (44,247)   (45,940)
  Net loss........................ $(33,892)  $(25,747)  $(45,957)  $(46,231)
     (% of net revenues)..........       30%        24%        41%        40%
  Basic and diluted loss per share $  (0.65)  $  (0.50)  $  (0.89)  $  (0.90)
  2000 Quarters Ended
  Net revenues.................... $166,018   $148,472   $131,608   $144,423
  Gross margin....................   88,540     76,826     66,129     74,801
     (% of net revenues)..........       53%        52%        50%        52%
  Loss from operations............   (7,405)   (12,286)   (16,486)    (7,362)
  Net loss........................ $(19,382)  $ (3,808)  $ (7,684)  $ (4,447)
     (% of net revenues)..........      (12)%       (3)%       (6)%       (3)%
  Diluted loss per share.......... $  (0.38)  $  (0.07)  $  (0.15)  $  (0.09)

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

   Not Applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the captions "Management," "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2001.

Executive Officers of the Company

   The following sets forth certain information with respect to the executive officers of the Company, and their ages as of February 28, 2002:

Name                          Age                               Position
----                          ---                               --------

Beatriz V. Infante........... 48  Chairman, President, and Chief Executive Officer

Gary E. Barnett.............. 48  Executive Vice President, Products, and Chief Technology Officer

Rod Butters.................. 44  Group President, Worldwide Market Development, Sales, and Services

Susanne O. Hereford.......... 38  Vice President, General Counsel, and Secretary

Betsy Rafael................. 40  Executive Vice President, Finance, Chief Financial Officer, and Chief
                                  Administrative Officer

   Executive officers serve at the election of the Board of Directors of the Company. There are no family relationships among any directors or executive officers of the Company.

   Beatriz V. Infante has been employed by the Company since October 1998, and has served as an executive officer since that time. Ms. Infante currently holds the position of Chairman, President and Chief Executive Officer. She has previously served as Co-President. Prior to joining the Company, Ms. Infante held various executive positions at Oracle Corporation from January 1994 to October 1998 including Senior Vice President, Application Server.

   Gary E. Barnett was a founding engineer of the Company and has served as an executive officer since April 2000. Mr. Barnett currently holds the position of Executive Vice President, Products and Chief Technology Officer. He has previously served as Executive Vice President eCRM Applications, and other technical leadership positions with the Company. Prior to joining the Company, Mr. Barnett served as President at Prospect Software, Inc. from August 1987 to October 1996.

   Rod Butters has been employed by the Company since December 1998 and has served as an executive officer since April 2000. Mr. Butters currently holds the position of Group President, World Wide Market Development, Sales, & Services. He has previously served as Executive Vice President Product Strategy/Portal Platforms and Chief Strategy Officer. Prior to joining the Company, Mr. Butters held various executive positions at Oracle Corporation from 1995 to 1998.

   Susanne O. Hereford has been employed by the Company since June 2001 and has served as an executive officer since October 2001. Ms. Hereford currently holds the position of Vice President, General Counsel and Secretary. From March 2000 to October 2001, Ms. Hereford served as Vice President and General Counsel at

Escalate Corporation. Prior to joining Escalate Corporation, Ms. Hereford served as Vice President, Senior Counsel of Baan Company N.V. from June 1995 to March 2000.

   Betsy Rafael has been employed by the Company since December 2000, and has served as an executive officer since that time. Ms. Rafael currently holds the position of Executive Vice President, Finance, Chief Financial Officer and Chief Administrative Officer. From May 2000 to November 2000, Ms. Rafael served as Senior Vice President and Chief Financial Officer at Escalate Corporation. Prior to joining Escalate Corporation, from November 1994 to May 2000, Ms. Rafael held various positions with Silicon Graphics Incorporated, including Senior Vice President and Chief Financial Officer.

Item 11.  Executive Compensation

   The information required by this Item is incorporated by reference to the information under the caption "Executive Compensation" contained in the Registrant's 2002 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Registrant's 2002 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

   The information required by this Item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" contained in the Registrant's 2002 Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

   (a) Documents filed as part of this report:

      1.  Financial Statements

   The financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

      2.  Financial Statement Schedule

   The financial statement schedule included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

      3.  Exhibits

                               INDEX TO EXHIBITS

Exhibit
Number                                              Description
------                                              -----------
 2.1    Agreement and Plan of Merger dated April 1, 1998, among the Registrant, Venus Acquisition
        Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, and Voicetek
        Corporation a Massachusetts corporation. (1)
 3.1    Amended and Restated Articles of Incorporation of the Registrant. (2)
 3.2    Certificate of Determination of the Rights, Preferences and Privileges of the Series A Participating
        Preferred Stock, dated May 11, 1999. (3)
 3.3    Bylaws of the Registrant, as amended to date. (2)
 3.4    Certificate of Amendment to Registrant's Articles of Incorporation, dated September 24, 1999. (2)
 4.1    Indenture, dated August 10, 1998, by and among the Registrant and State Street Bank and Trust
        Company of California, N.A., as Trustee, including the form of Debenture. (4)
 4.2    Form of Debenture (included in Exhibit 4.1). (4)
 4.3    Registration Rights Agreement, dated August 10, 1998, by and among the Registrant, Morgan
        Stanley & Co. Incorporated and Credit Suisse First Boston Corporation. (4)
 4.4    Preferred Shares Rights Agreement, dated May 11, 1999. (3)
10.2a   1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective
        January 22, 1991. (5)
10.2b   1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective May 20,
        1993. (5)
10.3a   1989 Directors' Stock Option Plan and forms of option agreements thereunder. (5)
10.3b   1998 Directors' Stock Option Plan, as amended. (2)
10.4a   1990 Employee Stock Purchase Plan and form of subscription agreement thereunder, as amended, effective July 1, 1991. (2)
10.4b   1996 Employee Stock Option Plan, as amended. (2)
10.6    Form of Stock Bonus Agreement for the Registrant's Newborn Stock Bonus Program. (5)
10.7    Form of Indemnification Agreement. (5)
10.39   Lease Agreement between the Registrant and Spieker Partners, dated October 1,1990, as amended. (2)
10.39a  Amendment Number One to the Lease Agreement between the Registrant and Spieker Partners, dated October 1, 1990. (2)
10.39b  Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated
        August 1, 1993. (2)
10.39c  Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated
        October 1, 1993. (2)
10.39d  Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P., dated
        July 12, 1995. (2)
10.39e  Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P. dated
        July 12, 1995. (2)
10.55   Agreement of Purchase and Sale between the Registrant and Arrow Electronics, Inc., dated April 22,
        1996. (2)
10.56   Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of
        January 1, 1998. (2)
10.58   Severance Agreement between the Registrant and Dennis L. Haar, dated November 11, 1998. (2)+
10.59   Severance Agreement between the Registrant and Robert A. Blatt, dated March 25, 1999. (2)+
10.62   Employment Agreement between the Registrant and Kathleen M. Cruz, dated March 1, 1999. (2)+
10.69   Employment Agreement between the Registrant and Eric J. Keller, dated May 15, 1999. (2)+
10.71   Form of Employment Agreement between the Registrant and certain executive officers of the
        Registrant. (2)+
10.72   Employment Agreement between the Registrant and Beatriz V. Infante, dated February 16, 2000. (2)+

Exhibit
Number                                            Description
------                                            -----------
10.73   Promissory Note between the Registrant and Barry Wright, dated August 9, 1999. (2)+
10.74   Cash Bonus Agreement between the Registrant and Barry Wright, dated August 9, 1999. (2)+
10.75   Employment Agreement between the Registrant and Gary L. Smith, dated April 6, 2000. (2)+
10.76   Severance Agreement between the Registrant and William H. Delevati, dated April 3, 2000. (2)+
10.77   Severance Agreement between the Registrant and Barry Wright, dated April 4, 2000. (2)+
10.78   Employment Agreement between the Registrant and James R. Carreker, dated April 25, 2000. (2)+
10.79   Employment Agreement between the Registrant and Beatriz V. Infante, dated April 26, 2000. (2)+
10.80   Form of Employment Agreement between the Registrant and certain executive officers of the
        Registrant. (2)+
10.82a  Employment Agreement between the Registrant and Donald P. Casey, dated January 30, 2001. (2)+
10.82b  Severance Agreement between the Registrant and Gary L. Smith, dated June 18, 2001. (2)+
10.83a  Board Agreement between the Registrant and David B. Wright, dated February 15, 2001. (2)+
10.83b  Comerica Bank Credit Agreement, dated June 19, 2001. (2)
10.84   Consulting Agreement between the Registrant and Barry Ariko, dated November 29, 2001
10.85   Employment Agreement between the Registrant and Susanne O. Hereford, dated June 19, 2001
10.86   Fremont Loan Agreement, dated September 28, 2001
10.87   Amendments to the Comerica Bank Credit Agreement, dated November 13, 2001 and December 26, 2001
21.1    Subsidiaries of the Registrant--Jurisdiction of Incorporation.
23.1    Independent Auditors' Consent.
24.1    Power of Attorney. (see page 59)

--------
(1) Incorporated by reference to the Registrant's Report on Form 8-K, dated May 11, 1998.
(2) Incorporated by reference to identically numbered exhibits to the Registrant's previously filed Form 10-K's or Form 10-Q's or to the exhibits to the Registrant's previously filed Form S-8's.
(3) Incorporated by reference to the Registrant's Registration Statement on Form 8-A filed June 25, 1999.
(4) Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-3 filed on December 21, 1998.
(5) Incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-33994), which became effective on April 30, 1990.
+  Management compensatory plan, contract or arrangement.

   (b) Reports on Form 8-K

      Not Applicable.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 28, 2002 on its behalf by the undersigned, thereunto duly authorized.

                                           ASPECT COMMUNICATIONS CORPORATION

                                           By:      /s/  BEATRIZ V. INFANTE
                                                 -------------------------------
                                                 Beatriz V. Infante, Chairman,
                                                     President, and Chief
                                                       Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally Beatriz V. Infante, Betsy Rafael, and Susanne O. Hereford, and each one of them, her attorneys in fact, each with the power of substitution, for her in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereunto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or her substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                       Title                  Date
          ---------                       -----                  ----

   /s/  BEATRIZ V. INFANTE    Chairman, President, and,     March 28, 2002
----------------------------- Chief Executive Officer
    (Beatriz V. Infante)

      /s/  BETSY RAFAEL       Executive Vice President,     March 28, 2002
----------------------------- Finance, Chief Financial
       (Betsy Rafael)         Officer, and Chief
                              Administrative Officer

  /s/  SUSANNE O. HEREFORD    Vice President, General       March 28, 2002
----------------------------- Counsel, and Secretary
    (Susanne O. Hereford)

  /s/  NORMAN A. FOGELSONG    Director                      March 28, 2002
-----------------------------
    (Norman A. Fogelsong)

    /s/  DAVID B. WRIGHT      Director                      March 28, 2002
-----------------------------
      (David B. Wright)

     /s/  DEBRA J. ENGEL      Director                      March 28, 2002
-----------------------------
      (Debra J. Engel)

      /s/  JOHN W. PETH       Director                      March 28, 2002
-----------------------------
       (John W. Peth)

          Signature                       Title                  Date
          ---------                       -----                  ----

 /s/  CHRISTOPHER B. PAISLEY  Director                      March 28, 2002
-----------------------------
  (Christopher B. Paisley)

    /s/  DONALD P. CASEY      Director                      March 28, 2002
-----------------------------
      (Donald P. Casey)

     /s/  BARRY M. ARIKO      Director                      March 28, 2002
-----------------------------
      (Barry M. Ariko)

                       ASPECT COMMUNICATIONS CORPORATION

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

         YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (in thousands)

                                                  Beginning                      Ending
                                                   Balance  Additions Deductions Balance
                                                  --------- --------- ---------- -------
2001
Allowance for doubtful accounts..................  $9,059    $4,291     $6,783   $6,567
Warranty reserve.................................  $1,728    $1,026     $1,744   $1,010

2000
Allowance for doubtful accounts..................  $7,180    $2,412     $  533   $9,059
Warranty reserve.................................  $  712    $2,387     $1,371   $1,728

1999
Allowance for doubtful accounts..................  $4,415    $6,722     $3,957   $7,180
Warranty reserve.................................  $3,347    $  935     $3,570   $  712