Form 10-Q
period 2002-03-31
ASPECT COMMUNICATIONS CORP
filed 2002-05-14
CIK 779390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                to

Commission file number: 0-18391

ASPECT COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

California	94-2974062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1310 Ridder Park Drive, San Jose, California 95131-2313
(Address of principal executive offices and zip code)

Registrant’s telephone number: (408) 325-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 52,504,309 at May 6, 2002.

ASPECT COMMUNICATIONS CORPORATION

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts—unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$61,803	$72,564
Short-term investments	69,483	62,585
Accounts receivable, net	89,286	83,762
Inventories	7,373	12,044
Other current assets	47,648	23,360

Total current assets	275,593	254,315
Property and equipment, net	106,315	112,090
Goodwill, net	54,138	54,138
Intangible assets, net	57,064	61,231
Other assets	20,618	20,651

Total assets	$513,728	$502,425

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$17,833	$17,851
Accounts payable	13,016	5,988
Accrued compensation and related benefits	20,748	18,916
Other accrued liabilities	66,919	70,292
Deferred revenues	31,415	29,776

Total current liabilities	149,931	142,823
Long term borrowings	27,047	25,790

Deferred taxes	4,166	3,944
Other long-term liabilities	11,573	13,324
Convertible subordinated debentures	174,145	183,577

Contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $.01 par value: 2,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value: 100,000,000 shares authorized, shares outstanding: 52,461,699 and 51,889,454 at March 31, 2002 and December 31, 2001, respectively	197,629	195,663
Deferred stock compensation	(937)	(1,147)
Accumulated other comprehensive loss	(2,435)	(1,995)
Accumulated deficit	(47,391)	(59,554)

Total shareholders’ equity	146,866	132,967

Total liabilities and shareholders’ equity	$513,728	$502,425

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data—unaudited)

	Three months ended March 31,
	2002	2001
Net revenues:
License	$22,939	$31,503
Services	65,577	60,885
Other	17,733	22,145

Total net revenues	106,249	114,533

Cost of revenues:
Cost of license revenues	2,884	3,235
Cost of services revenues	34,203	38,797
Cost of other revenues	18,534	19,806

Total cost of revenues	55,621	61,838

Gross margin	50,628	52,695
Operating expenses:
Research and development	18,081	25,941
Selling, general and administrative	43,077	65,740
Restructuring charges	—	6,954

Total operating expenses	61,158	98,635

Loss from operations	(10,530)	(45,940)
Interest and other income (expense), net	(226)	(216)

Loss before income taxes	(10,756)	(46,156)
Provision (benefit) for income taxes	(22,919)	75

Net income (loss) before extraordinary item	12,163	(46,231)

Basic earnings (loss) per share	$0.23	$(0.90)
Diluted earnings (loss) per share	$0.15	$(0.90)

Basic weighted average shares outstanding	52,065	51,238
Diluted weighted average shares outstanding	100,580	51,238

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands—unaudited)
	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$12,163	$(46,231)
Reconciliation of net income(loss) to cash provided by (used in) operating activities:
Depreciation	9,399	9,898
Amortization of intangible assets and stock-based compensation	4,301	8,025
Gain on extinguishment of debt	(1,922)	—
Non-cash interest expense on debentures	2,616	2,579
Deferred taxes	278	2,588
Changes in operating assets and liabilities:
Accounts receivable, net	(5,704)	41,447
Inventories	4,648	(5,961)
Other current assets and other assets	(24,062)	(1,289)
Accounts payable	6,783	(4,368)
Accrued compensation and related benefits	1,858	(3,564)
Other accrued liabilities	(4,735)	(7,560)
Deferred revenues	1,738	(1,581)

Cash provided by (used in) operating activities	7,361	(6,017)
Cash flows from investing activities:
Purchases of investments	(29,949)	(36,533)
Proceeds from sales and maturities of investments	22,337	39,612
Property and equipment purchases	(3,773)	(18,768)

Cash used in investing activities	(11,385)	(15,689)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,042	4,037
Payments on capital lease obligations	(185)	(120)
Proceeds from borrowings	2,000	—
Payments on borrowings	(576)	—
Payments on convertible debentures	(10,126)	—

Cash provided by (used in) financing activities	(6,845)	3,917
Effect of exchange rate changes on cash and cash equivalents	108	1,800

Net decrease in cash and cash equivalents	(10,761)	(15,989)
Cash and cash equivalents:
Beginning of period	72,564	84,544

End of period	$61,803	$68,555

Supplemental disclosure of cash flow information:
Cash paid for interest	$723	$34

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1:    Basis of Presentation

The condensed consolidated financial statements include the accounts of Aspect Communications Corporation (Aspect or the Company) and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2001 “Annual Financial Report to Shareholders”.

Certain prior-period amounts have been reclassified to conform to the current-period presentation. The reclassifications had no significant impact on major captions.

Note 2:    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$4,066	$8,492
Work in progress	767	2,173
Finished goods	2,540	1,379

Total inventories	$7,373	$12,044

Note 3:    Other Current Assets

Other current assets consist of (in thousands):

	March 31, 2002	December 31, 2001
Income Tax Receivable	$23,180	$849
Prepaid expenses	11,454	9,563
Restricted cash	4,700	4,700
Deferred tax asset	4,166	3,944
Other receivables	4,148	4,304

Total other current assets	$47,648	$23,360

Note 4:    Intangible Assets

Intangible assets consist of (in thousands):

	As of March 31, 2002			As of December 31, 2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Existing technology	$87,319	$39,420	$47,899	$87,319	$36,463	$50,856
Intellectual property	21,573	14,124	7,449	21,573	13,298	8,275
Customer relationships and sales channels	7,685	5,969	1,716	7,685	5,585	2,100

Total intangible assets	$116,577	$59,513	$57,064	$116,577	$55,346	$61,231

Amortization expense of all intangible assets was $4 million and $4 million respectively, for the three months ended March 31, 2002 and 2001. The estimated amortization for each of the five fiscal years subsequent to December 31, 2001 is as follows (in thousands):

Year ended December 31,	Amortization expense
2002	$16,664
2003	15,174
2004	12,957
2005	9,732
2006	5,924

Total	$60,451

Note 5:    Comprehensive Income (Loss)

Comprehensive income (loss) is calculated as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net income (loss)	$12,163	$(46,231)
Unrealized gain/(loss) on investments, net	(436)	(4,047)
Accumulated translation adjustments, net	(4)	80

Total comprehensive income (loss)	$11,723	$(50,198)

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

Note 6:    Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive impact of securities or other contracts to issue common stock (stock options, convertible subordinated debentures, and restricted stock). Basic and diluted earnings (loss) per share for the three months ended March 31 are calculated as follows (in thousands, except per share data):
	Three months ended March 31,
	2002	2001
Net income (loss)	$12,163	$(46,231)

Weighted average shares outstanding	52,181	51,381
Weighted average shares of restricted common stock	(116)	(143)

Shares used in calculation, basic	52,065	51,238

Basic earnings (loss) per share	$0.23	$(0.90)

	Three months ended March 31,
	2002	2001
Net income (loss)	$12,163	$(46,231)
After tax interest and debt discount amortization on convertible subordinated debentures	2,671	—

Net income (loss) used in calculation	$14,834	$(46,231)

Shares used in calculation, basic	52,065	51,238
Dilutive effect of restricted common stock	116	—
Dilutive effect of options	815	—
Dilutive effect of convertible debt	47,584	—

Shares used in calculation, diluted	100,580	51,238

Diluted earnings (loss) per share	$0.15	$(0.90)

The Company had approximately 11.1 million and 13.5 million common stock options outstanding as of March 31, 2002 and 2001, respectively, which could potentially dilute basic earnings per share in the future. The dilutive effect of these options were included in the computation of diluted earnings per share in March 31, 2002 but excluded for March 31, 2001 because inclusion of these shares would have had an anti-dilutive effect, as the Company had a net loss for the period. Based on the accreted value of the convertible subordinated debentures as of March 31, 2001, the Company also had 42 million shares of common stock issuable upon conversion of the convertible subordinated debentures which were excluded because inclusion of these shares had an antidilutive effect. The dilutive effect of the convertible subordinated debentures was included in the computation of diluted earnings per share for the three months ended March 31, 2002. In addition, the Company had 113,950 shares of restricted common stock outstanding at March 31, 2002. The weighted average of these shares were included in the calculation of diluted earnings per share for the three months ended March 31, 2002 but were not included in the calculation for the three months ended March 31, 2001 because this inclusion would have been anti-dilutive.

Note 7:    Restructuring Charge

        In February, April and October 2001, the Company reduced its workforce by 6%, 11%, and 10%, respectively, and consolidated selected facilities in its continuing effort to better optimize operations. These activities resulted in restructuring charges of $7 million, $13 million and $24 million, respectively. As of March 31, 2002, the total restructuring accrual was $27 million, of which, $16 million was a short-term liability and $11 million was a long-term liability. Components of the restructuring accrual as of March 31, 2002 were as follows (in thousands):

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

	Severance and Outplacement	Consolidation of Facilities Costs	Other Restructuring Costs	Total
February 2001 provision	$3,227	$3,219	$508	$6,954
June 2001 provision	4,947	8,076	130	13,153
October 2001 provision	3,411	20,858	(425)	23,844
Payments and property write-downs	(9,428)	(4,646)	(112)	(14,186)

Balance at December 31, 2001	2,157	27,507	101	29,765
Payments	(918)	(1,767)	(2)	(2,687)

Balance at March 31, 2002	$1,239	$25,740	$99	$27,078

Severance and outplacement costs are related to the termination of 740 employees (153 in February 2001, 304 in June 2001 and 283 in October 2001). Employee separation costs include severance and other related benefits. Functions impacted by the restructuring included sales and sales infrastructure, support services, manufacturing, marketing, research and development, and corporate functions. As of March 31, 2002, the Company made $10 million in severance payments. In addition, the Company reduced the reserve by $292,000 for the February 2001 provision and $985,000 for the June 2001 provision due to the change in the Company’s estimates in the fourth quarter of 2001. The remaining balance will be paid by the end of 2002.

Consolidation of facilities costs includes rent of unoccupied facilities, property write-downs, and other facilities related costs. As of March 31, 2002, the Company paid approximately $3 million in expenses and wrote down $3 million in property. The remaining reserve balance will be paid over the next eight years. The Company also increased the reserve for the February 2001 provision by $6 million and the June 2001 provision by $3 million due to the change in the Company’s estimates in the fourth quarter of 2001.

Other restructuring costs primarily include legal and travel expenses. The Company expects the remaining expenses to be paid by the end of the second quarter of 2002. The Company reduced the reserve by $421,000 for the February 2001 provision and $68,000 for the June 2001 provision due to the change in the Company’s estimates in the fourth quarter of 2001.

Note 8:    Convertible Subordinated Debentures and Notes Payable

In August 1998, the Company completed a private placement of approximately $150 million ($490 million principal amount at maturity) of zero coupon convertible subordinated debentures due 2018. The debentures are priced at a yield to maturity of 6% per annum and are convertible into the Company’s common stock anytime prior to maturity at a conversion rate of 8.713 shares per $1,000 principal amount at maturity. Holders can require the Company to repurchase the debentures on August 10, 2003, August 10, 2008, and August 10, 2013, for cash; or at the election of the Company, for the Company’s common stock, if certain conditions are met. If the Company had to convert the debentures to equity on August 10, 2003 at the then accreted value of approximately $189 million using the ending stock price on March 31, 2002 of $3.91 per share, the Company would issue an additional 48.3 million common shares. The debentures are not secured by any of the Company’s assets and are subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to the debt of Aspect’s subsidiaries. At March 31, 2002 and December 31, 2001, debt issuance costs of approximately $3 million and $4 million, respectively, net of amortization of approximately $1 million and $775,000, respectively, are included in other assets in the consolidated balance sheets and are being amortized over the life of the debt. In January 2002 the Company paid $10 million to repurchase convertible subordinated debentures in the open market. The Company’s carrying value of these securities at the date of repurchase was $12 million, thereby resulting in a gain on extinguishment of debt of approximately $2 million for the first quarter of 2002. This repurchase reduced the principal amount of the Company’s outstanding face value of the convertible subordinated debentures from $490 million to $458 million.

Note 9:    Bank Line of Credit

On June 19, 2001, the Company obtained a secured line of credit with a US commercial bank in the amount of $20 million, which bears interest at the Company’s choice of either the bank’s prime rate (4.75% at March 31, 2002) or LIBOR (1.88% at March 31, 2002) + 1.75%. The Company also obtained a secured equipment line of $5 million with the same bank, which bears

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

interest at the Company’s choice of either the bank’s prime rate or LIBOR + 2.00%. Both credit facilities are secured by a general lien on all Company assets, excluding real property. Borrowings under the $20 million line of credit are available for one year from the date of the agreement. Borrowings under the equipment line were available through December 2001, at which time all borrowings thereunder became term notes, which are payable in equal monthly installments, including interest, over three years. At March 31, 2002, the Company had $15 million outstanding under the credit facility and $4 million outstanding under the equipment line. The Company was in compliance with all related covenants and restrictions at March 31, 2002. The financial covenants include adjusted tangible net worth, quick ratio, earnings before interest expense, income taxes, depreciation and amortization (EBITDA), unrestricted cash, and leverage ratio. Additionally, there is a covenant that requires the Company to obtain the written consent of the lender prior to repurchasing any convertible subordinated debentures.

In October 2001, the Company entered into a 5-year loan with an investment bank in the amount of $25 million which bears interest at an initial rate of 8% which is then re-measured semi-annually beginning May 2002 at the rate of LIBOR + 3.75% subject to a floor of 8% and a ceiling of 14%. The loan is secured by a security interest in the Company owned buildings in San Jose. Borrowings are payable in equal monthly installments including interest computed on a 20-year amortization schedule until November 1, 2006, at which time the outstanding loan balance will become payable. At March 31, 2002, the Company had $25 million outstanding. The bank also required that the Company supply a $3 million letter of credit which is recorded as restricted cash on the balance sheet at March 31, 2002.

In addition to the line of credit, the Company has utilized a fully collateralized (110%) line of credit with a European banking partner used for securing letters of credit or bank guarantees which are required for daily operations such as payroll, duty and facilities. At March 31, 2002, approximately $5 million was outstanding and $0 was available for future use under this credit line.

Note 10:    Recent Accounting Pronouncements

SFAS 142

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company discontinued the amortization of its goodwill and assembled workforce with a net carrying value of approximately $54 million at March 31, 2002 and the annual amortization of $14 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test to determine the impact. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. The Company has completed the first phase of the SFAS 142 analysis and has determined that an impairment may exist for the Company’s product reporting unit. The Company will determine the impairment charge during the second quarter of 2002.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in thousands, except per share amounts):

	Three Months Ended, March 31
	2002	2001
Reported net income	$12,163	$(46,231)
Add: Goodwill amortization, net of tax	—	3,467

Adjusted net income	$12,163	$(42,764)

Diluted earnings per common share:
As reported	$0.15	$(0.90)
Goodwill amortization, net of tax	—	0.07

As adjusted	$0.15	$(0.83)

SFAS 144

In August 2001, FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 for its fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s financial results.

SFAS 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company has elected to early adopt SFAS No. 145. The Company has classified the $2 million gain on extinguishment of debt recognized in the quarter ended March 31, 2002 in the Company’s other income in the statement of operations.

Note 11:    Contingencies

The Company is from time to time involved in litigation or claims that arise in the normal course of business. The Company does not expect that any current litigation or claims will have a material adverse effect on the Company’s business, operating results, or financial condition.

        The Company is currently in an arbitration proceeding in the United Kingdom which relates to a dispute between the Company and Universities Superannuation Scheme Limited (USS) regarding an Agreement to Lease between the Company and USS. USS is seeking specific performance by the Company of the Agreement to Lease and damages in excess of 50,000 (British pounds) (approximately US $75,000 at March 31, 2002). In July 2001, the High Court of Justice, Chancery Division in the United Kingdom granted a stay of the proceedings and the dispute was referred to arbitration. In February 2002, the arbitrator ordered the Company to specifically perform the Agreement to Lease and to pay currently outstanding rent, service charges and the rent deposit. The amount of the rent deposit is approximately $6 million. On February 28, 2002, the Company filed an appeal of the arbitrator’s order with the High Court of Justice, Queen’s Bench Division, Commercial Court in the United Kingdom. The

Company’s current estimate of its obligation relating to the lease is $8.7 million through the second quarter of 2006 which has been included in its restructuring accrual at March 31, 2002. The maximum obligation under the lease is estimated to be $31.5 million payable over 15 years. Should the Company not be successful on appeal, it will have to provide a deposit of $6 million in the event that it cannot secure a guarantee with a financial institution in the United Kingdom.

Note 12:    Subsequent Events

In May 2002, the Company paid $10 million to repurchase convertible subordinated debentures in the open market. The Company’s carrying value of these securities at the date of the repurchase was $11 million, thereby resulting in a gain on debt extinguishment of approximately $1 million for the second quarter of 2002. This purchase reduced the principal amount of the Company’s outstanding face value of the convertible debt from $458 million to $430 million.

Item 2.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis in the Company’s 2001 Annual Financial Report to Shareholders.

The matters discussed in this report including, but not limited to, statements relating to (i) the Company’s anticipated revenue and gross margin levels; (ii) changes in anticipated spending levels in capital expenditures, research and development, selling, general and administrative expenses; and (iii) the adequacy of our financial resources to meet currently anticipated cash flow requirements for the next twelve months are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Forward-looking statements may be identified by phrases such as “we anticipate,” “are expected to,” and “on a forward-looking basis,” and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Specific factors that could cause actual revenue and earnings per share results to differ include a potentially prolonged period of generally poor economic conditions that could impact our customers’ purchasing decisions; the significant percentage of our quarterly sales that are consummated in the last few days of the quarter, making financial predictions difficult and raising a substantial risk of variance in actual results; fluctuations in our North American and international business levels; the hiring and retention of key employees; changes in product line revenues; insufficient, excess, or obsolete inventory and variations in valuation; and foreign exchange rate fluctuations. For a discussion of these and other risks related to our business, see the section entitled “Business Environment and Risk Factors” below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

Background

Aspect Communications Corporation is a leading provider of business communications solutions that help companies improve customer satisfaction, reduce operating costs, gather market intelligence and increase revenue. Aspect is the trusted mission-critical partner of 76 percent of the Fortune 50 Companies, daily managing more than 3 million customer sales and service professionals worldwide. Aspect provides the mission-critical software platform, development environment and applications that seamlessly integrate traditional telephony, e-mail, voicemail, web, fax, wireless business communications and voice-over-IP, while providing investment protection in a company’s existing data and telephony infrastructures. Aspect’s leadership in business communications solutions is based on more than 16 years of experience and over 7,600 implementations deployed worldwide. Aspect was incorporated on August 16, 1985, in California and is headquartered in San Jose, California. Aspect has offices around the world, as well as an extensive global network of systems integrators, independent software vendors and distribution partners.

During 1999, the Company initiated a transformation of its business from a telecommunication equipment supplier to a provider of software solutions. The transformation included repackaging and repricing Aspect’s products and services, developing and launching new software based products and services, changing the Company’s internal processes and systems, establishing key systems integration and technology partnerships, enhancing the Company’s senior management team, and retaining key employees. During 2001, due to the drastic changes in the economic environment, Aspect took action to right-size the Company, and at the same time, realigned the organization to better leverage the relationships with existing as well as new partners.

Critical Accounting Policies

The Securities and Exchange Commission (SEC) recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements in the Company’s 2001 “Annual Financial Report to Shareholders” includes a summary of the significant accounting policies and methods used in the preparation of Company’s Consolidated Financial Statements.

The preparation of financial statements in conformity with accounting standards generally accepted in the United States of

America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the allowance for doubtful accounts, excess inventory and obsolescence, impairment of long-lived assets, valuation allowance and realization of deferred income taxes, and restructuring reserve. Actual amounts could differ significantly from these estimates.

Aspect’s critical accounting policies include revenue recognition, allowance for doubtful accounts, accounting for income taxes, inventories and allowance for excess and obsolete inventory, impairment of long-lived assets and loss contingencies. The following is a brief discussion of the critical accounting policies and methods used by the Company.

Revenue recognition:    The Company derives its revenue primarily from two sources (i) product revenues, which include software licenses and hardware, and (ii) service revenues, which include support and maintenance, consulting and training revenue.

The Company applies the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and provisions of Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements” to all transactions involving the sale of software products and hardware.

The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

At the time of the transaction, the Company assesses whether the fee associated with its revenue transactions is fixed or determinable and whether or not collection is probable. The assessment of whether the fee is fixed or determinable is based on the payment terms associated with the transaction. If a significant portion of a fee is due after its normal payment terms, which are 30 to 90 days from invoice date, the Company accounts for the fee as not being fixed or determinable, in which case, the Company recognizes revenue as the fees become due.

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

The Company recognizes revenue for maintenance services ratably over the contract term. The training and consulting services are billed based on hourly rates, and the Company recognizes revenue as these services are performed. However, at the time of entering into a transaction, the Company assesses whether or not any services included within the arrangement are essential to the functionality of other elements of the arrangement. If services are determined to be essential to other elements of the arrangement, the Company recognizes the license, consulting and training revenue using the percentage of completion method. The Company determines the percentage of completion based on the costs incurred to date as a percentage of the total costs estimated to complete the project.

Allowance for doubtful accounts:    Company’s management must make estimates of the uncollectability of accounts receivables. Management specifically analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $89 million, net of allowance for doubtful accounts of $7 million as of March 31, 2002.

Accounting for income taxes:    As part of the process of preparing its consolidated financial statements the Company is required to estimate its income taxes in each of the tax jurisdictions in which the Company operates. This process involves management’s estimation of the Company’s actual current tax exposure together with an assessment of temporary differences resulting from differing tax and accounting treatment of items. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or adjusts this allowance in a period, the Company must include a tax benefit or expense within the tax provision in the statement of operations.

Significant management judgment is required in determination of the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has a valuation allowance of $54 million as of March 31, 2002, due to uncertainties related to the Company’s ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward, research tax credits, and temporary differences between financial accounting standards and income tax laws. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods the Company may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

Inventories and allowance for excess and obsolete inventory:    The Company values inventory at the lower of the actual cost or the current estimated market value of the inventory. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand and production requirements. Management’s estimates of future product demand may prove to be inaccurate, in which case the allowance for excess and obsolete inventory may require adjustment. If inventory is determined to be overvalued in the future, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Although management makes every effort to ensure the accuracy of its forecast of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. The inventories balance was $7 million, net of an excess and obsolete provision of $11 million at March 31, 2002.

Impairment of long- lived assets:    The Company’s long-lived assets include property and equipment, long term investments, goodwill and other intangible assets. The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amounts over the remaining estimated life. In determining whether an impairment exists, the Company uses undiscounted future cash flow without interest charges compared to the carrying value of the assets.

The fair value of the long-term investments is dependent on the performance of the companies in which the Company has invested, as well as volatility inherent in the external markets for these investments. In assessing a potential impairment for these investments, the Company considers these factors as well as the forecasted financial performance of its investees. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary.

In assessing the recoverability of the Company’s goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” for its fiscal year beginning January 1, 2002 and is required to analyze its goodwill for impairment issues within the first six months of fiscal 2002 and then on a periodic basis thereafter. The Company has completed the first phase of the SFAS 142 analysis and has determined that an impairment may exist for the Company’s product reporting unit. The Company will determine the impairment charge during the second quarter of 2002.

Loss contingencies:    The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of the incurrence of a liability as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to us to determine whether such accruals should be adjusted.

Results of Operations

The following table sets forth statements of operations data for the three months ended March 31, 2002 and 2001 expressed as a percentage of total revenues:

	Three months ended
	March 31,
	2002	2001
Net revenues:
License	21%	28%
Services	62%	53%
Other	17%	19%

Total net revenues	100%	100%

Cost of revenues:
Cost of license revenues	3%	3%
Cost of services revenues	32%	34%
Cost of other revenues	17%	17%

Total cost of revenues	52%	54%

Gross margin	48%	46%
Operating expenses:
Research and development	17%	23%
Selling, general and administrative	41%	57%
Restructuring charges	—	6%

Total operating expenses	58%	86%

Loss from operations	(10%)	(40%)
Interest and other income (expense), net	(1%)	0%

Loss before income taxes	(11%)	(40%)
Provision (benefit) for income taxes	(22%)	0%

Net income (loss) before extraordinary item	11%	(40%)

Revenues

The Company markets its products in the United States primarily through its direct sales force and internationally through a direct sales force supplemented by distribution partners in various countries. International revenues accounted for approximately 30% of total revenue generated in the first quarter of 2002 and 2001 respectively.

Net revenues decreased by 7% to $106 million in the first quarter of 2002, from $115 million in the corresponding period of 2001. The decrease primarily resulted from the decrease in license and other revenues. On a forward looking basis, while the Company anticipates measured sequential increases in revenue, if global economic conditions continue to deteriorate, revenues could continue to decline.

License revenues decreased by 27% to $23 million in the first quarter of 2002, from $32 million in the corresponding period of 2001. The decline in license revenues was primarily due to continuing weak economic conditions and the resulting delays and/or reduction in capital spending by the Company’s customers. On a forward-looking basis, the Company anticipates that software license revenues will increase slightly as a percentage of license and other revenues.

Services revenues increased by 8% to $66 million in the first quarter of 2002, from $61 million in the corresponding period of 2001. Services revenues are comprised of support services, professional services and educational services. The increase was primarily due to a continuing shift towards new service products, and a larger installed customer base. On a forward-looking basis, the Company anticipates that services revenues will increase, primarily in base support.

Other revenues decreased by 20% to $18 million in the first quarter of 2002 from $22 million in the corresponding period of 2001. Other revenues consist primarily of hardware revenues. Other revenues has been negatively impacted by the same adverse economic conditions that are currently impacting license revenues. On a forward-looking basis, the Company anticipates that other revenues will remain relatively flat in absolute dollars.

Gross Margin

Total gross margin increased to 48% in the first quarter of 2002 from 46% in the corresponding period of 2001. The Company anticipates that gross margins will increase slightly in 2002. Any variability in the Company’s gross margins will result from continued operating efficiencies and from revenue mix.

Gross margin on license revenues decreased to 87% in the first quarter of 2002 from 90% in the corresponding period of 2001. Cost of license revenues include third party software royalties, product packaging, and documentation. The decrease in license margins is due to a slight increase in third party software purchases. On a forward-looking basis, the Company expects overall product margin to increase slightly.

Gross margin on services revenues increased to 48% in the first quarter of 2002 from 36% in the corresponding period of 2001. Cost of service revenues consist primarily of employee salaries and benefits, facilities, systems costs to support maintenance, consulting and education. The increase in services margin was primarily due to an increase in support and maintenance revenue and a decrease in employee salaries and benefits as a result of workforce adjustments and other cost reduction activities implemented in 2001 and 2002. On a forward-looking basis, the Company anticipates that services margin will increase as cost reductions take effect and infrastructure investment decisions are postponed.

Gross margin on other revenues decreased to negative 5% in the first quarter of 2002 from 11% in the corresponding period of 2001. Cost of other revenues include labor, materials, overhead, and other directly allocated costs involved in the manufacture and delivery of the products. The decrease in other revenues margin was primarily due to a decline in hardware margins resulting from the lower overall volume of hardware revenues and an increase in excess and obsolete inventory write-downs resulting mainly from the Company’s transition to more standardized product lines. On a forward-looking basis, the Company expects other revenues gross margin to increase.

Operating Expenses

Research and development (“R&D”) expenses relate to the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities, systems costs, and consulting expenses. R&D expenses decreased by 30% to $18 million in the first quarter of 2002, from $26 million in the corresponding period of 2001. The decrease was primarily caused by the decrease in employee salaries and benefits resulted from workforce adjustments during 2001 and by the decrease in consulting expenses resulting from savings in cost reduction activities related to outside services. As a percentage of net revenues, R&D expenses were 17% in the first quarter of 2002 and 23% in the corresponding period of 2001. Excluding amortization of intangible assets, R&D expenses were $15 million in the first quarter of 2002, and $23 million in the corresponding period of 2001. As a percentage of net revenues, R&D expenses, excluding amortization of intangible assets, were 15% in the first quarter of 2002 and 20% in the corresponding quarter of 2001. The Company anticipates, on a forward-looking basis, that R&D expenses in absolute dollars and as a percentage of revenue will decline due to cost reductions implemented in 2001 and additional efficiencies in 2002.

Selling, general and administrative (“SG&A”) expenses consist primarily of employee salaries and benefits, commissions, facilities, systems costs and administrative support. SG&A decreased by 34% to $43 million in the first quarter of 2002, from $66 million in the corresponding period of 2001. The decrease was primarily due to decreases in headcount, lower marketing and advertising expenses. SG&A expenses as a percentage of net revenues were 41% in the first quarter of 2002 and 57% in the corresponding period of 2001. Excluding amortization of intangible assets, SG&A expenses were $43 million in the first quarter of 2002 and $62 million in the corresponding period of 2001. As a percentage of net revenues, SG&A expenses, excluding amortization of intangible assets, were 40% in the first quarter of 2002 and 54% in the corresponding period of 2001. The Company anticipates, on a forward-looking basis, that SG&A expenses will decline in absolute dollars and as a percentage of revenues, based on the cost reductions implemented in 2001 and additional efficiencies in 2002.

Restructuring charges were $7 million in the first quarter of 2001, resulting from the Company reducing its workforce by 6% in the first quarter of 2001.

Interest and Other Income (Expense) is comprised of the following (in thousands):

	Three months ended March 31,
	2002	2001
Interest income	$1,022	$2,429
Interest expense	(3,340)	(2,869)
Gain on extinguishment of debt	1,922	—
Gain on sale of investments	297	434
Other, net	(127)	(210)

Total	$(226)	$(216)

The decrease in interest income was primarily the result of lower balances in cash, cash equivalents and short-term investments. Interest expense represents interest on the Company’s convertible subordinated debentures as well as interest resulting from additional short-term and long-term borrowings. The gain on extinguishment of debt resulted from the repurchase of convertible subordinated debentures during the first quarter of 2002.

Provision for Income Taxes

The Company recorded an income tax benefit of $23 million for the first quarter of 2002 compared with a $75,000 provision for the corresponding period of 2001. The tax benefit for the first quarter of 2002 differs from the tax provision recorded in the corresponding period of the prior year due to a change in the tax law during the quarter that extends the net operating loss carryback period for income tax purposes from 2 years to 5 years for losses incurred in 2001 and 2002. As a result of the tax law change becoming effective during the quarter, the Company will receive a current tax benefit for the carryback of its tax losses incurred in 2001 along with anticipated losses in 2002. The tax provision for the first quarter of 2001 differs from the expected statutory amount due to current year net operating losses for which no benefit is provided as a result of the full valuation allowance against the Company’s deferred tax assets.

Liquidity and Capital Resources

        As of March 31, 2002, cash, cash equivalents, and short-term investments totaled $131 million, which represented 26% of total assets, as the Company’s principal source of liquidity. In addition, the Company had restricted cash of $8 million.

        The net cash provided by operating activities was $7 million for the first quarter of 2002, while net cash used in operating activities was $6 million in the corresponding period of 2001. Net cash provided by operating activities in the first quarter of 2002 related primarily to the net income of $12 million, and $17 million of depreciation and amortization of intangible assets, non-cash interest expense on debentures and deferred taxes and is offset by a $2 million gain on extinguishment of debt, and a net $19 million cash used in working capital. The main contributors to the $19 million cash used in working capital were the $24 million increase in other current assets resulting from the $23 million tax receivable from the change in the Job Creation and Worker Assistance Act of 2002, and the $6 million increase in accounts receivable which was offset by a $5 million reduction in inventory due to increasing inventory write-downs and a $7 million increase in accounts payable.

The net cash used in investing activities was $11 million in the first quarter of 2002 compared to $16 million in the corresponding period of 2001. Net cash used in investing activities in the first quarter of 2002 related primarily to net short-term investment purchases of $7 million, and property and equipment purchases of $4 million. The Company currently anticipates consistent spending levels for capital equipment in 2002.

The net cash used in financing activities was $7 million in the first quarter of 2002 while net cash provided by financing activities was $4 million in the corresponding period of 2001. Net cash used in financing activities in the first quarter of 2002 resulted from the payment for the extinguishment of convertible debt of $10 million which was offset by proceeds from borrowings of $2 million and proceeds from issuances of common stock for $2 million.

The primary sources of cash during the first quarter of 2001 were proceeds from the issuance of common stock under various stock plans of $4 million and net sales and maturities of short-term investments of $3 million. The primary uses of cash during the first three months of 2001 were $19 million for the purchase of property and equipment and $6 million for operating activities.

The Company incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. The Company paid $10 million in January 2002 and an additional $10 million in May 2002 to repurchase convertible subordinated debentures in the open market. The Company’s carrying value of these securities at the date of repurchase was $12 million, thereby resulting in a gain on extinguishment of debt of approximately $2 million for the first quarter of 2002. This purchase reduced the principal amount of the Company’s outstanding face value of the convertible subordinated debentures from $490 million to $458 million. The fair market value of these zero coupon convertible subordinated debentures at March 31, 2002 was approximately $152 million as compared to an accreted value or book value of $174 million. The convertible subordinated debentures can be put to the Company on August 10, 2003, and the exercise of this put could require the Company to pay the then accreted value of approximately $189 million.

On June 19, 2001, the Company obtained a secured line of credit with a US commercial bank in the amount of $20 million, which bears interest at the Company’s choice of either the bank’s prime rate (4.75% at March 31, 2002) or LIBOR (1.88% at March 31, 2002) + 1.75%. The Company also obtained a secured equipment line of $5 million with the same bank, which bears interest at the Company’s choice of either the bank’s prime rate or LIBOR + 2.00%. Both credit facilities are secured by a general lien on all Company assets, excluding real property. Borrowings under the $20 million line of credit are available for one year from the date of the agreement. Borrowings under the equipment line were available through December 2001, at which time all borrowings thereunder become term notes, which are payable in equal monthly installments, including interest, over three years. At March 31, 2002, the Company had $15 million outstanding under the credit facility and $4 million outstanding under the equipment line. The Company was in compliance with all related covenants and restrictions at March 31, 2002. The financial covenants include adjusted tangible net worth, quick ratio, earnings before interest expense, income taxes, depreciation and amortization (EBITDA), unrestricted cash, and leverage ratio. Additionally, there is a covenant that requires the Company to obtain the written consent of the lender prior to repurchasing any convertible subordinated debentures.

In October 2001, the Company entered into a 5-year loan with an investment bank in the amount of $25 million which bears interest at an initial rate of 8% which is then re-measured semi-annually beginning May 2002 at the rate of LIBOR + 3.75% subject to a floor of 8% and a ceiling of 14%. The loan is secured by a security interest in the Company owned buildings in San Jose. Borrowings are payable in equal monthly installments including interest computed on a 20-year amortization schedule until November 1, 2006, at which time the outstanding loan balance will become payable. At March 31, 2002, the Company had $25 million outstanding. The bank also required that the Company supply a $3 million letter of credit which is recorded as restricted cash on the balance sheet at March 31, 2002.

In addition to the line of credit, the Company has utilized a fully collateralized (110%) line of credit with a European banking partner used for securing letters of credit or bank guarantees which are required for daily operations such as payroll, duty and facilities. At March 31, 2002, approximately $5 million was outstanding and $0 was available for future use under this credit line.

The Company believes that cash, cash equivalents, and short-term investments will be sufficient to meet its operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company continually evaluates opportunities to sell additional equity or debt securities, obtain and re-negotiate credit facilities from lenders, or restructure its long-term debt for strategic reasons or to further strengthen its financial position. The sale of additional equity or convertible debt securities could result in additional dilution to the Company’s shareholders. In addition, the Company will, from time to time, consider the acquisition of, or investment in complimentary businesses, products, services and technologies, and the repurchase and retirement of debt, which might affect the Company’s liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Recent Developments

In May 2002, the Company paid $10 million to repurchase convertible subordinated debentures in the open market. The Company’s carrying value of these securities at the date of repurchase was $11 million, thereby resulting in a gain on debt extinguishment of approximately $1 million for the second quarter of 2002. This purchase reduced the principal amount of the Company’s outstanding face value of the convertible debt from $458 million to $430 million.

Effect of Recent Accounting Pronouncements

SFAS 142

In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company discontinued the amortization of its goodwill and assembled workforce with a net carrying value of approximately $54 million at March 31, 2002 and the annual amortization of $14 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test to determine the impact. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. The Company has completed the first phase of the SFAS 142 analysis and has determined that an impairment may exist for the Company’s product reporting unit. The Company will determine the impairment charge during the second quarter of 2002.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in thousands, except per share amounts):

	Three Months Ended, March 31
	2002	2001
Reported net income	$12,163	$(46,231)
Add: Goodwill amortization, net of tax	—	3,467

Adjusted net income	$12,163	$(42,764)

Diluted earnings per common share:
As reported	$0.15	$(0.90)
Goodwill amortization, net of tax	—	0.07

As adjusted	$0.15	$(0.83)

SFAS 144

In August 2001, FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 for its fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s financial results.

SFAS 145

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company has elected to early adopt SFAS No. 145. The Company has classified the $2 million gain on extinguishment of debt recognized in the quarter ended March 31, 2002 in the Company’s other income in the statement of operations.

Business Environment and Risk Factors

The Overall Economic Climate Continues to Be Weak:    Our products typically represent substantial capital commitments by customers, involving a potentially long sales cycle. As a result, customer purchase decisions may be significantly affected by a variety of factors including trends in capital spending for telecommunications, enterprise software, market competition, and the availability or announcement of alternative technologies. Continued recent weakness in global economic conditions has resulted in many of our customers delaying and/or reducing their capital spending related to information systems. If the economy continues to be weak, demand for the Company’s products could decrease resulting in lower revenues and a decline in the overall rate of the Company’s revenue levels.

Our Company’s Business Focus Continues to Evolve:    Historically, we have supplied the hardware, software, and associated support services for implementing call center solutions. Our shift to an enterprise software business model has required and will continue to require substantial change, potentially resulting in some disruption to our business. Our inability to successfully continue or complete this transition in a timely manner could materially affect our business, operating results, or financial condition. These changes may include the following:

•	Changes in management and technical personnel;

•	Modifications to the pricing and positioning of our products which could impact revenues and operating results;

•	Expanded or differing competition resulting from entry into the enterprise software market;

•	More revenues being deferred to future periods under software revenue recognition rules; and/or

•	An increased reliance on systems integrators to develop, deploy, and/or manage our applications.

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

Our Gross Margins Are Dependent on Our Product Mix And Operating Efficiencies:    It is difficult to predict the exact blended mix of products (for example, the proportion of high margin software and lower margin hardware sales), and therefore, our actual gross margins may vary from predictions.

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

Doing Business Globally Involves Significant Risk:    We market our products and services worldwide and anticipate entering additional countries in the future. If we fail to enter certain major international markets successfully, our competitive position could be impaired and we may be unable to compete on a global scale. The financial resources required to enter, establish, and grow new and existing international markets may be substantial, and international operations are subject to additional risks including:

•	The cost and timing of the multiple governmental approvals and product modifications required by many countries;

•	Market acceptance;

•	Exchange rate fluctuations;

•	Delays in market deregulation; and

•	Difficulties in staffing and managing foreign subsidiary operations; and/or

•
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

•	Pending or new legislation may lead to an increase in our costs related to audits in particular and regulatory compliance generally

•	Pending or new legislation may force us to seek other service providers for non-audit-related services, which may raise costs

•	Changes in the legal climate may lead to additional liability fears which may result in increased insurance costs

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

The convergence of voice and data networks, and wired and wireless communications could require substantial modification and customization of our current products and business models, as well as the introduction of new products. Further, customer acceptance of these new technologies may be slower than we anticipate. We may not be able to compete effectively in these markets. In addition, Aspect’s products must readily integrate with major third-party security, telephony, front-office, and back-office systems. Any changes to these third-party systems could require us to redesign our products, and any such redesign might not be possible on a timely basis or achieve market acceptance.

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

Financial/Capital Market Risks

Our Debt and Debt Service Obligations Are Significant:    We incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. The fair market value of our zero coupon convertible subordinated debentures at March 31, 2002 was approximately $152 million as compared to an accreted value or book value of $174 million. The convertible subordinated debentures can be put to the Company on August 10, 2003, the exercise of this put could require the Company to pay the then accreted value of approximately $189 million. If the Company had to convert these debentures using equity as of the end of fiscal 2001, using the closing price of the Company’s common stock on March 31, 2002, this conversion would require the Company to issue approximately 48.3 million shares of its common stock, resulting in significant dilution to the Company’s stockholders.

We obtained a secured line of credit and an equipment line totaling $25 million in June 2001. We had $15 million outstanding under the credit facility and $4 million under the equipment line at March 31, 2002. We obtained a loan totaling $25 million in October 2001 secured by our buildings in San Jose. We had $25 million outstanding under the loan at March 31, 2002.

These debt obligations resulted in a ratio of long-term debt to total shareholders’ equity of approximately 137% at March 31, 2002. As a result of these transactions, we have substantially increased our principal and interest obligations. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing or renew existing financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.

We Are Exposed to Fluctuations in Foreign Currency Exchange Rates, Interest and Investment Income, and Debt Interest Rate Expense:    We perform sensitivity analysis studies on portions of our foreign currency exchange rate exposure, and on our interest and investment income exposure to U.S. interest rates, both using a 10% threshold. Further, we evaluate the impact on the value of our zero coupon convertible subordinated debentures from a plus or minus 50-basis-point change and the effect this would have on our long-term debt. All of these factors, as well as combinations of these risks, could impact our financial performance. For further details, you should refer to the full detailed discussion in the “Quantitative and Qualitative Disclosures About Financial Market Risk” section.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the information appearing under the caption “Quantitative and Qualitative Disclosures About Market Risk” of the Registrant’s 2001 Annual Financial Report to Shareholders, which information is hereby incorporated by reference. The Company believes there were no material changes in the Company’s exposure to financial market risk during the first quarter of 2002.

Part II:  Other Information

Item 1.     Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the normal course of business. The Company does not believe that any current litigation or claims will have a material adverse effect on the Company’s business, operating results or financial condition.

The Company is currently in an arbitration proceeding in the United Kingdom which relates to a dispute between the Company and Universities Superannuation Scheme Limited (USS) regarding an Agreement to Lease between the Company and USS. USS is seeking specific performance by the Company of the Agreement to Lease and damages in excess of 50,000 British pounds (approximately US $75,000 at March 31, 2002). In July 2001, the High Court of Justice, Chancery Division in the United Kingdom granted a stay of the proceedings and the dispute was referred to arbitration. In February 2002, the arbitrator ordered the Company to specifically perform the Agreement to Lease and to pay currently outstanding rent, service charges and the rent deposit. The amount of the rent deposit is approximately $6 million. On February 28, 2002, the Company filed an appeal of the arbitrator’s order with the High Court of Justice, Queen’s Bench Division, Commercial Court in the United Kingdom. The Company’s current estimate of its obligation relating to the lease is $8.7 million through the second quarter of 2006 which has been included in its restructuring accrual at March 31, 2002. The maximum obligation under the lease is estimated to be $31.5 million payable over 15 years. Should the Company not be successful on appeal, it will have to provide up a deposit of $6 million in the event that it cannot secure a guarantee with a financial institution in the United Kingdom.

Item 6.     Exhibits and Reports on Form 8-K

A.  Exhibits

10.88	Addendum Number One to Form of Employment Agreement between the Registrant and certain executive officers of the Registrant, dated January 3, 2002

10.89	Board Agreement between the Registrant and Barry Ariko, dated January 18, 2002

10.90	Resignation Agreement between the Registrant and Betsy Rafael, dated March 29, 2002

B. Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT COMMUNICATIONS CORPORATION (Registrant)

By:	/s/ GARY A. WETSEL

Gary A. Wetsel Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer

Date: May 14, 2002