Form 10-Q/A
period 2002-03-31
ASPECT COMMUNICATIONS CORP
filed 2002-08-14
CIK 779390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Pursuant to this Form 10-Q/A, the registrant amends “Item 1: Financial Statements—Condensed Consolidated Balance Sheets as of March 31, 2002, Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002, Condensed Consolidated Statements of Cash flows for the Three Months Ended March 31, 2002, Notes to Condensed Consolidated Financial Statements and Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I: Financial Information, of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 to reflect the impact of goodwill impairment in the amount of $51 million resulting from the goodwill impairment test in accordance with the initial adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. The loss has been recognized as a cumulative effect of change in accounting principle and the goodwill, accumulated deficit, net loss and loss per share amounts have been adjusted accordingly. In addition, the registrant amends “Item 6: Exhibits and Reports on Form 8-K” of Part II: Other Information to add the certifications of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. No other changes have been made to the Form 10-Q for the quarterly period ended March 31, 2002.

A SPECT COMMUNICATIONS CORPORATION

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts—unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$61,803	$72,564
Short-term investments	69,483	62,585
Accounts receivable, net	89,286	83,762
Inventories	7,373	12,044
Other current assets	47,648	23,360

Total current assets	275,593	254,315
Property and equipment, net	106,315	112,090
Goodwill, net	2,707	54,138
Intangible assets, net	57,064	61,231
Other assets	20,618	20,651

Total assets	$462,297	$502,425

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$17,833	$17,851
Accounts payable	13,016	5,988
Accrued compensation and related benefits	20,748	18,916
Other accrued liabilities	66,919	70,292
Deferred revenues	31,415	29,776

Total current liabilities	149,931	142,823
Long term borrowings	27,047	25,790

Deferred taxes	4,166	3,944
Other long-term liabilities	11,573	13,324
Convertible subordinated debentures	174,145	183,577

Contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $.01 par value: 2,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value: 100,000,000 shares authorized, shares outstanding: 52,461,699 and 51,889,454 at March 31, 2002 and December 31, 2001, respectively	197,629	195,663
Deferred stock compensation	(937)	(1,147)
Accumulated other comprehensive loss	(2,435)	(1,995)
Accumulated deficit	(98,822)	(59,554)

Total shareholders’ equity	95,435	132,967

Total liabilities and shareholders’ equity	$462,297	$502,425

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data—unaudited)

	Three Months Ended March 31,
	2002	2001
Net revenues:
License	$22,939	$31,503
Services	65,577	60,885
Other	17,733	22,145

Total net revenues	106,249	114,533

Cost of revenues:
Cost of license revenues	2,884	3,235
Cost of services revenues	34,203	38,797
Cost of other revenues	18,534	19,806

Total cost of revenues	55,621	61,838

Gross margin	50,628	52,695
Operating expenses:
Research and development	18,081	25,941
Selling, general and administrative	43,077	65,740
Restructuring charges	—	6,954

Total operating expenses	61,158	98,635

Loss from operations	(10,530)	(45,940)
Interest and other income (expense), net	(226)	(216)

Loss before income taxes	(10,756)	(46,156)
Provision (benefit) for income taxes	(22,919)	75

Net income (loss) before cumulative effect of change in accounting principle	12,163	(46,231)
Cumulative effect of change in accounting principle	(51,431)	—

Net loss	(39,268)	(46,231)

Basic earnings (loss) per share before cumulative effect of change in accounting principle	$0.23	$(0.90)
Cumulative effect of change in accounting principle	(0.98)	—

Basic loss per share	$(0.75)	$(0.90)
Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$0.15	$(0.90)
Cumulative effect of change in accounting principle	(0.51)	—

Diluted loss per share	$(0.36)	$(0.90)
Basic weighted average shares outstanding	52,065	51,238
Diluted weighted average shares outstanding	100,580	51,238

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands—unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(39,268)	$(46,231)
Reconciliation of net loss to cash provided by (used in) operating activities:
Depreciation	9,399	9,898
Amortization of intangible assets and stock-based compensation	4,301	8,025
Gain on extinguishment of debt	(1,922)	—
Non-cash interest expense on debentures	2,616	2,579
Cumulative effect of change in accounting principle	51,431	—
Deferred taxes	278	2,588
Changes in operating assets and liabilities:
Accounts receivable, net	(5,704)	41,447
Inventories	4,648	(5,961)
Other current assets and other assets	(24,062)	(1,289)
Accounts payable	6,783	(4,368)
Accrued compensation and related benefits	1,858	(3,564)
Other accrued liabilities	(4,735)	(7,560)
Deferred revenues	1,738	(1,581)

Cash provided by (used in) operating activities	7,361	(6,017)
Cash flows from investing activities:
Purchases of investments	(29,949)	(36,533)
Proceeds from sales and maturities of investments	22,337	39,612
Property and equipment purchases	(3,773)	(18,768)

Cash used in investing activities	(11,385)	(15,689)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,042	4,037
Payments on capital lease obligations	(185)	(120)
Proceeds from borrowings	2,000	—
Payments on borrowings	(576)	—
Payments on convertible debentures	(10,126)	—

Cash provided by (used in) financing activities	(6,845)	3,917
Effect of exchange rate changes on cash and cash equivalents	108	1,800

Net decrease in cash and cash equivalents	(10,761)	(15,989)
Cash and cash equivalents:
Beginning of period	72,564	84,544

End of period	$61,803	$68,555

Supplemental disclosure of cash flow information:
Cash paid for interest	$723	$34
Supplemental disclosure of non-cash investing and financing activities:
Cancellation of restricted stock, net of issuances	$(65)	$(231)

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1:    Basis of Presentation

Pursuant to this Form 10-Q/A, the Company amends its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 to reflect the impact of goodwill impairment in the amount of $51 million resulting from the goodwill impairment test in accordance with the initial adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. The loss has been recognized as a cumulative effect of change in accounting principle and the goodwill, accumulated deficit, net loss and loss per share amounts have been adjusted accordingly. No other changes have been made to the Form 10-Q for the quarterly period ended March 31, 2002.

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

Note 2:    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$4,066	$ 8,492
Work in progress	767	2,173
Finished goods	2,540	1,379

Total inventories	$7,373	$12,044

Note 3:    Other Current Assets

Other current assets consist of (in thousands):

	March 31, 2002	December 31, 2001
Income Tax Receivable	$23,180	$ 849
Prepaid expenses	11,454	9,563
Restricted cash	4,700	4,700
Deferred tax asset	4,166	3,944
Other receivables	4,148	4,304

Total other current assets	$47,648	$23,360

Note 4:    Intangible Assets

Intangible assets consist of (in thousands):

	As of March 31, 2002			As of December 31, 2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Existing technology	$87,319	$39,420	$47,899	$87,319	$36,463	$50,856
Intellectual property	21,573	14,124	7,449	21,573	13,298	8,275
Customer relationships and sales channels	7,685	5,969	1,716	7,685	5,585	2,100

Total intangible assets	$116,577	$59,513	$57,064	$116,577	$55,346	$61,231

ASPECT COMMUNICATIONS

NOTES TO CONDENSED FINANCIAL CONSOLIDATED STATEMENT—UNAUDITED—(Continued)

Amortization expense of all intangible assets was $4 million and $4 million respectively, for the three months ended March 31, 2002 and 2001. The estimated amortization for each of the five fiscal years subsequent to December 31, 2001 is as follows (in thousands):

Year ended December 31,	Amortization expense
2002	$16,664
2003	15,174
2004	12,957
2005	9,732
2006	5,924

Total	$60,451

Note 5:    Comprehensive Income (Loss)

Comprehensive income (loss) is calculated as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net loss	$(39,268)	$(46,231)
Unrealized gain/(loss) on investments, net	(436)	(4,047)
Accumulated translation adjustments, net	(4)	80

Total comprehensive loss	$(39,708)	$(50,198)

Note 6:    Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive impact of securities or other contracts to issue common stock (stock options, convertible subordinated debentures, and restricted stock). Basic and diluted earnings (loss) per share before cumulative effect of change in accounting principle for the three months ended March 31 are calculated as follows (in thousands, except per share data):

	Three months ended March 31,
	2002	2001
Net income (loss) before cumulative effect of change in accounting principle	$12,163	$(46,231)

Weighted average shares outstanding	52,181	51,381
Weighted average shares of restricted common stock	(116)	(143)

Shares used in calculation, basic	52,065	51,238

Basic earnings (loss) per share before cumulative effect of change in accounting principle	$ 0.23	$ (0.90)

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

	Three months ended March 31,
	2002	2001
Net income (loss) before cumulative effect of change in accounting principle	$12,163	$(46,231)
After tax interest and debt discount amortization on convertible subordinated debentures	2,671	—

Net income (loss) before cumulative effect of change in accounting principle used in calculation	$14,834	$(46,231)

Shares used in calculation, basic	52,065	51,238
Dilutive effect of restricted common stock	116	—
Dilutive effect of options	815	—
Dilutive effect of convertible debt	47,584	—

Shares used in calculation, diluted	100,580	51,238

Diluted earnings (loss) before cumulative effect of change in accounting principle per share	$0.15	$(0.90)

The Company had approximately 11.1 million and 13.5 million common stock options outstanding as of March 31, 2002 and 2001, respectively, which could potentially dilute basic earnings per share in the future. The dilutive effect of these options were included in the computation of diluted earnings per share in March 31, 2002 but excluded for March 31, 2001 because inclusion of these shares would have had an anti-dilutive effect, as the Company had a net loss for the period. Based on the accreted value of the convertible subordinated debentures as of March 31, 2001, the Company also had 42 million shares of common stock issuable upon conversion of the convertible subordinated debentures which were excluded because inclusion of these shares had an anti-dilutive effect. The dilutive effect of the convertible subordinated debentures was included in the computation of diluted earnings per share for the three months ended March 31, 2002. In addition, the Company had 113,950 shares of restricted common stock outstanding at March 31, 2002. The weighted average of these shares were included in the calculation of diluted earnings per share for the three months ended March 31, 2002 but were not included in the calculation for the three months ended March 31, 2001 because this inclusion would have been anti-dilutive.

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

	Severance and Outplacement	Consolidation of Facilities Costs	Other Restructuring Costs	Total
February 2001 provision	$3,227	$ 3,219	$508	$ 6,954
June 2001 provision	4,947	8,076	130	13,153
October 2001 provision	3,411	20,858	(425)	23,844
Payments and property write-downs	(9,428)	(4,646)	(112)	(14,186)

Balance at December 31, 2001	2,157	27,507	101	29,765
Payments	(918)	(1,767)	(2)	(2,687)

Balance at March 31, 2002	$1,239	$25,740	$ 99	$27,078

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

ASPECT COMMUNICATIONS

NOTES TO CONDENSED FINANCIAL CONSOLIDATED STATEMENT—UNAUDITED—(Continued)

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

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

Note 10:    Recent Accounting Pronouncements

SFAS 142

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company discontinued the amortization of its recorded goodwill as of that date, identified its reporting units based on its current segment reporting structure and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units. The Company determined the fair value of its reporting units utilizing discounted cash flow models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated that an impairment might exist for the Company’s product reporting unit. The Company then performed Step 2 under SFAS No. 142 and compared the carrying amount of goodwill in the Products reporting unit to the implied fair value of the goodwill and determined that an impairment loss existed. This impairment is primarily attributable to the change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principle Board Opinion No. 17, to the fair value approach, which is stipulated in SFAS No. 142 and the requirement under SFAS No. 142 to evaluate goodwill impairment at the reporting unit level. A non-cash charge totaling $51.4 million has been recorded as a change in accounting principle effective January 1, 2002 to write-off the goodwill of $51.4 million in the Products segment. The remaining recorded goodwill for the Services segment after this impairment write down was $2.7 million as of March 31, 2002.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in thousands, except per share amounts):

	Three Months Ended, March 31
	2002	2001
Reported net income (loss) before cumulative effect of change in accounting principle	$12,163	$(46,231)
Add: Goodwill amortization, net of tax	—	3,467

Adjusted net income (loss) before cumulative effect of change in accounting principle	12,163	(42,764)

Cumulative effect of change in accounting principle	(51,431)	—

Adjusted net loss	$(39,268)	$(42,764)
Basic earnings (loss) per common share:
As reported before cumulative effect of change in accounting principle	$0.23	$(0.90)
Goodwill amortization, net of tax	—	0.07

As adjusted before cumulative effect of change in accounting principle	0.23	(0.83)
Cumulative effect of change in accounting principle	(0.98)	—

Adjusted basic loss per common share	$(0.75)	$(0.83)
Diluted earnings (loss) per common share:
As reported before cumulative effect of change in accounting principle	$0.15	$(0.90)
Goodwill amortization, net of tax	—	0.07

As adjusted before cumulative effect of change in accounting principle	0.15	(0.83)
Cumulative effect of change in accounting principle	(0.51)	—

Adjusted diluted loss per common share	$(0.36)	$(0.83)

SFAS 144

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

SFAS No. 144 for its fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s financial results.

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

Allowance for doubtful accounts:    Company’s management must make estimates of the uncollectability of accounts receivable. Management specifically analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $89 million, net of allowance for doubtful accounts of $7 million as of March 31, 2002.

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

Impairment of long-lived assets:    The Company’s long-lived assets include property and equipment, long term investments, goodwill and other intangible assets. The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amounts over the remaining estimated life. In determining whether an impairment exists, the Company uses undiscounted future cash flow without interest charges compared to the carrying value of the assets.

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

In assessing the recoverability of the Company’s goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” for its fiscal year beginning January 1, 2002 and is required to analyze its goodwill for impairment issues within the first six months of fiscal 2002 and then on a periodic basis thereafter. The Company has completed its SFAS 142 analysis and has recorded a non-cash charge of $51.4 million as a cumulative effect of change in accounting principle effective January 1, 2002 to write-off goodwill of $51.4 million in the Products segment. The remaining recorded goodwill following this impairment write down is in the Services segment and was $2.7 million as of March 31, 2002. As required under SFAS No. 142, the Company will continue to review at least annually the impairment (if any) of all of the goodwill and record future impairment charges to operating expenses. See Note 10 to the Condensed Consolidated Financial Statements.

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

Results of Operations

The following table sets forth statements of operations data for the three months ended March 31, 2002 and 2001 expressed as a percentage of total revenues:

	Three months ended March 31,
	2002	2001
Net revenues:
License	21%	28%
Services	62%	53%
Other	17%	19%

Total net revenues	100%	100%

Cost of revenues:
Cost of license revenues	3%	3%
Cost of services revenues	32%	34%
Cost of other revenues	17%	17%

Total cost of revenues	52%	54%

Gross margin	48%	46%
Operating expenses:
Research and development	17%	23%
Selling, general and administrative	41%	57%
Restructuring charges	—	6%

Total operating expenses	58%	86%

Loss from operations	(10%)	(40%)
Interest and other income (expense), net	(1%)	0%

Loss before income taxes	(11%)	(40%)
Provision (benefit) for income taxes	(22%)	0%

Net income (loss) before cumulative effect of change in accounting principle	11%	(40%)
Cumulative effect of change in accounting principle	(48%)	—

Net loss	(37%)	(40%)

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

Cumulative Effect of Change in Accounting Principle

The cumulative effect of change in accounting principle was $51.4 million for the three months ended March 31, 2002. The accounting change was due to the Company’s adoption of SFAS No. 142.

Liquidity and Capital Resources

As of March 31, 2002, cash, cash equivalents, and short-term investments totaled $131 million, which represented 26% of total assets, as the Company’s principal source of liquidity. In addition, the Company had restricted cash of $8 million.

The net cash provided by operating activities was $7 million for the first quarter of 2002, while net cash used in operating activities was $6 million in the corresponding period of 2001. Net cash provided by operating activities in the first quarter of 2002 related primarily to the net loss of $39 million, the cumulative effect of change in accounting principle of $51 million, and $17 million of depreciation and amortization of intangible assets, non-cash interest expense on debentures and deferred taxes and is offset by a $2 million gain on extinguishment of debt, and a net $19 million cash used in working capital. The main contributors to the $19 million cash used in working capital were the $24 million increase in other current assets resulting from the $23 million tax receivable from the change in the Job Creation and Worker Assistance Act of 2002, and the $6 million increase in accounts receivable which was offset by a $5 million reduction in inventory due to increasing inventory write-downs and a $7 million increase in accounts payable.

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

Effect of Recent Accounting Pronouncements

SFAS 142

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company discontinued the amortization of its recorded goodwill as of that date, identified its reporting units based on its current segment reporting structure and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units. The Company determined the fair value of its reporting units utilizing discounted cash flow models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated that an impairment might exist for the Company’s product reporting unit. The Company then performed Step 2 under SFAS No. 142 and compared the carrying amount of goodwill in the Products reporting unit to the implied fair value of the goodwill and determined that an impairment loss existed. This impairment is primarily attributable to the change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principle Board Opinion No. 17, to the fair value approach, which is stipulated in SFAS No. 142 and the requirement under SFAS No. 142 to evalulate the goodwill impairment at the reporting unit level. A non-cash charge totaling $51.4 million has been recorded as a change in accounting principle effective January 1, 2002 to write-off the goodwill of $51.4 million in the Products segment. The remaining recorded goodwill for the Services segment after this impairment write down was $2.7 million as of March 31, 2002.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in thousands, except per share amounts):

	Three Months Ended, March 31
	2002	2001
Reported net income (loss) before cumulative effect of change in accounting principle	$12,163	$(46,231)
Add: Goodwill amortization, net of tax	—	3,467

Adjusted net income (loss) before cumulative effect of change in accounting principle	12,163	(42,764)

Cumulative effect of change in accounting principle	(51,431)	—

Adjusted net loss	$(39,268)	$(42,764)
Basic earnings per common share:
As reported before cumulative effect of change in accounting principle	$0.23	$(0.90)
Goodwill amortization, net of tax	—	0.07

As adjusted before cumulative effect of change in accounting principle	0.23	(0.83)

Cumulative effect of change in accounting principle	(0.98)	—

Adjusted basic earnings per common share	$(0.75)	$(0.83)
Diluted earnings per common share:
As reported before cumulative effect of change in accounting principle	$0.15	$(0.90)
Goodwill amortization, net of tax	—	0.07

As adjusted before cumulative effect of change in accounting principle	0.15	(0.83)

Cumulative effect of change in accounting principle	(0.51)	—

Adjusted diluted earnings per common share	$(0.36)	$(0.83)

SFAS 144

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 for its fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s financial results.

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

Item 6.     Exhibits and Reports on Form 8-K

A.    Exhibits

10.88	Addendum Number One to Form of Employment Agreement between the Registrant and certain executive officers of the Registrant, dated January 3, 2002*

10.89	Board Agreement between the Registrant and Barry Ariko, dated January 18, 2002*

10.90	Resignation Agreement between the Registrant and Betsy Rafael, dated March 29, 2002*

99.1	Beatriz Infante’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Gary Westel’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.    Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

*	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 14, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT COMMUNICATIONS CORPORATION (Registrant)

By:	/s/ GARY A. WETSEL
Gary A. Wetsel Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer

Date:	August 14, 2002

EXHIBIT INDEX

Exhibit No.

10.88	Addendum Number One to Form of Employment Agreement between the Registrant and certain executive officers of the Registrant, dated January 3, 2002*

10.89	Board Agreement between the Registrant and Barry Ariko, dated January 18, 2002*

10.90	Resignation Agreement between the Registrant and Betsy Rafael, dated March 29, 2002*

99.1	Beatriz Infante’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Gary Westel’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.    Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

*	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 14, 2002.