Form 10-Q
period 2002-06-30
ASPECT COMMUNICATIONS CORP
filed 2002-08-14
CIK 779390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 52,560,988 at July 29, 2002.

ASPECT COMMUNICATIONS CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts—unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$79,497	$72,564
Short-term investments	67,795	62,585
Accounts receivable, net	76,054	83,762
Inventories	6,596	12,044
Other current assets	20,428	23,360

Total current assets	250,370	254,315
Property and equipment, net	100,262	112,090
Goodwill	2,707	54,138
Intangible assets, net	52,894	61,231
Other assets	10,539	20,651

Total assets	$416,772	$502,425

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,641	$17,851
Accounts payable	14,840	5,988
Accrued compensation and related benefits	20,178	18,916
Other accrued liabilities	68,116	70,292
Deferred revenues	33,605	29,776

Total current liabilities	141,380	142,823
Long-term borrowings	39,485	25,790
Deferred taxes	3,186	3,944
Other long-term liabilities	10,008	13,324
Convertible subordinated debentures	144,353	183,577

Contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $.01 par value: 2,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value: 100,000,000 shares authorized, shares outstanding: 52,560,148 and 51,889,454 at June 30, 2002 and December 31, 2001, respectively	197,929	195,663
Deferred stock compensation	(761)	(1,147)
Accumulated other comprehensive loss	(2,333)	(1,995)
Accumulated deficit	(116,475)	(59,554)

Total shareholders’ equity	78,360	132,967

Total liabilities and shareholders’ equity	$416,772	$502,425

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data—unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenues:
License	$17,780	$28,609	$40,719	$60,112
Services	60,424	64,827	126,001	125,712
Other	17,829	19,943	35,562	42,088

Total net revenues	96,033	113,379	202,282	227,912

Cost of revenues:
Cost of license revenues	3,121	3,251	6,005	6,486
Cost of services revenues	34,562	37,843	68,765	76,640
Cost of other revenues	14,023	18,567	32,557	38,373

Total cost of revenues	51,706	59,661	107,327	121,499

Gross margin	44,327	53,718	94,955	106,413

Operating expenses:
Research and development	17,456	24,716	35,537	50,658
Selling, general and administrative	40,693	60,096	83,770	125,835
Restructuring charges	—	13,153	—	20,107

Total operating expenses	58,149	97,965	119,307	196,600

Loss from operations	(13,822)	(44,247)	(24,352)	(90,187)
Interest and other income (expense), net	(9,291)	(1,635)	(9,517)	(1,851)

Loss before income taxes	(23,113)	(45,882)	(33,869)	(92,038)
Provision (benefit) for income taxes	(5,460)	75	(28,379)	150

Net loss before cumulative effect of change in accounting principle	(17,653)	(45,957)	(5,490)	(92,188)
Cumulative effect of change in accounting principle	—	—	(51,431)	—

Net loss	$(17,653)	$(45,957)	$(56,921)	$(92,188)

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.34)	$(0.89)	$(0.11)	$(1.79)
Cumulative effect of change in accounting principle	—	—	(0.98)	—

Basic and diluted loss per share	$(0.34)	$(0.89)	$(1.09)	$(1.79)

Basic and diluted weighted average shares outstanding	52,400	51,486	52,233	51,362

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands—unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(56,921)	$(92,188)
Reconciliation of net loss to cash provided by (used in) operating activities:
Depreciation	18,780	19,502
Amortization of intangible assets and stock-based compensation	8,658	16,003
Gain on sale of marketable securities	—	(409)
Loss on disposal of assets	648	—
Gain on extinguishment of debt	(3,550)	—
Cumulative effect of change in accounting principle	51,431	—
Impairment of property	—	1,843
Impairment of investments	8,859	1,300
Non-cash interest expense on debentures	4,975	5,191
Deferred taxes	82	3,147
Changes in operating assets and liabilities:
Accounts receivable, net	7,708	48,511
Inventories	5,448	(2,765)
Other current assets and other assets	3,427	8,207
Accounts payable	8,852	(5,788)
Accrued compensation and related benefits	1,262	(5,759)
Other accrued liabilities	(5,492)	1,039
Deferred revenues	3,829	(6,170)

Cash provided by (used in) operating activities	57,996	(8,336)
Cash flows from investing activities:
Purchases of investments	(63,497)	(156,669)
Proceeds from sales and maturities of investments	58,076	180,085
Property and equipment purchases	(7,600)	(32,674)

Cash used in investing activities	(13,021)	(9,258)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,331	4,039
Payments on capital lease obligations	(372)	(243)
Proceeds from borrowings	2,000	—
Payments on borrowings	(1,143)	—
Repurchase of convertible debentures	(40,649)	—

Cash (used in) provided by financing activities	(37,833)	3,796
Effect of exchange rate changes on cash and cash equivalents	(209)	2,609

Net increase (decrease) in cash and cash equivalents	6,933	(11,189)
Cash and cash equivalents:
Beginning of period	72,564	84,544

End of period	$79,497	$73,355

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,364	$65
Supplemental disclosure of non-cash investing and financing activities:
Cancellation of restricted stock, net of issuances	$(65)	$(285)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2001 “Annual Financial Report to Shareholders”.

Certain prior-period amounts have been reclassified to conform to the current-period presentation. The reclassifications had no significant impact on major captions.

Note 2:    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$3,800	$8,492
Work in progress	159	2,173
Finished goods	2,637	1,379

Total inventories	$6,596	$12,044

Note 3:    Other Current Assets

Other current assets consist of (in thousands):

	June 30, 2002	December 31, 2001
Prepaid expenses	$10,064	$10,412
Deferred tax asset	3,186	3,944
Restricted cash	3,154	4,700
Other receivables	4,024	4,304

Total other current assets	$20,428	$23,360

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

Note 4:    Intangible Assets

Intangible assets consist of (in thousands):

	June 30, 2002			December 31, 2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Existing technology	$87,319	$42,379	$44,940	$87,319	$36,463	$50,856
Intellectual property	21,573	14,951	6,622	21,573	13,298	8,275
Customer relationships and sales channels	7,685	6,353	1,332	7,685	5,585	2,100

Total intangible assets	$116,577	$63,683	$52,894	$116,577	$55,346	$61,231

Amortization expense of all intangible assets, except goodwill and assembled workforce was $8 million and $9 million for the six months ended June 30, 2002 and 2001, respectively. The estimated amortization for each of the five fiscal years subsequent to December 31, 2001 is as follows (in thousands):

Year ended December 31,	Amortization expense
2002	$16,664
2003	15,174
2004	12,957
2005	9,732
2006	5,924

Total	$60,451

Note 5:    Comprehensive Loss

Comprehensive loss is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(17,653)	$(45,957)	$(56,921)	$(92,188)
Unrealized gain/(loss) on investments, net	307	(876)	(129)	(4,923)
Accumulated translation adjustments, net	(205)	73	(209)	153

Total comprehensive loss	$(17,551)	$(46,760)	$(57,259)	$(96,958)

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

Note 6:    Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive impact of securities or other contracts to issue common stock (stock options, convertible subordinated debentures, and restricted stock). Basic and diluted loss per share before cumulative effect of change in accounting principle for the three and six months ended June 30 are calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss before cumulative effect of change in accounting principle	$(17,653)	$(45,957)	$(5,490)	$(92,188)

Weighted average shares outstanding	52,514	51,616	52,347	51,499
Weighted average shares of restricted common stock	(114)	(130)	(114)	(137)

Shares used in calculation, basic	52,400	51,486	52,233	51,362

Basic loss per share before cumulative effect of change in accounting principle	$(0.34)	$(0.89)	$(0.11)	$(1.79)

The Company had approximately 13.6 million and 7.9 million common stock options outstanding as of June 30, 2002 and 2001, respectively, which could potentially dilute basic earnings per share in the future. The dilutive effect of these options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2002 and 2001 because inclusion of these shares would have had an anti-dilutive effect, as the Company had a net loss for the three and six months ended June 30, 2002 and 2001. Based on the accreted value of the convertible subordinated debentures as of June 30, 2002 and 2001 and the average stock price for the period, the Company also had 37.6 million and 33.8 million shares of common stock issuable upon conversion of the convertible subordinated debentures which were excluded because inclusion of these shares had an anti-dilutive effect. In addition, the Company had 113,950 shares and 155,250 of restricted common stock outstanding at June 30, 2002 and 2001, respectively. The dilutive effect of these shares was not included in the calculation for the three and six months ended June 30, 2002 because this inclusion would have been anti-dilutive.

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

Note 7:    Restructuring Charge

In February, April and October 2001, the Company reduced its workforce by 6%, 11%, and 10%, respectively, and consolidated selected facilities in its continuing effort to better optimize operations. These activities resulted in restructuring charges of $7 million, $13 million and $24 million, respectively. As of June 30, 2002, the total restructuring accrual was $26 million, of which, $16 million was a short-term liability and $10 million was a long-term liability. Components of the restructuring accrual as of June 30, 2002 were as follows (in thousands):

	Severance and Outplacement	Consolidation of Facilities Costs	Other Restructuring Costs	Total
February 2001 provision	$3,227	$3,219	$508	$6,954
June 2001 provision	4,947	8,076	130	13,153
October 2001 provision	3,411	20,858	(425)	23,844
Payments and property write-downs	(9,428)	(4,646)	(112)	(14,186)

Balance at December 31, 2001	2,157	27,507	101	29,765
Payments	(918)	(1,767)	(2)	(2,687)

Balance at March 31, 2002	1,239	25,740	99	27,078
Payments	(407)	(946)	—	(1,353)

Balance at June 30, 2002	$832	$24,794	$99	$25,725

Severance and outplacement costs are related to the termination of 740 employees (153 in February 2001, 304 in June 2001 and 283 in October 2001). Employee separation costs include severance and other related benefits. Functions impacted by the restructuring included sales and sales infrastructure, support services, manufacturing, marketing, research and development, and corporate functions. As of June 30, 2002, the Company made $11 million in severance payments. In addition, the Company reduced the reserve by $292,000 for the February 2001 provision and $985,000 for the June 2001 provision due to the change in the Company’s restructuring estimates in the fourth quarter of 2001. The remaining balance will be paid by the end of 2002.

Consolidation of facilities costs includes rent of unoccupied facilities, property write-downs, and other facilities related costs. As of June 30, 2002, the Company paid approximately $4 million in expenses and wrote down $3 million in property. The remaining reserve balance will be paid over the next eight years. The Company also increased the reserve for the February 2001 provision by $6 million and the June 2001 provision by $3 million due to the change in the Company’s restructuring estimates in the fourth quarter of 2001.

Other restructuring costs primarily include legal and travel expenses. The Company expects the remaining expenses to be paid by the end of 2002. The Company reduced the reserve by $421,000 for the February 2001 provision and $68,000 for the June 2001 provision due to the change in the Company’s estimates in the fourth quarter of 2001.

Note 8:    Convertible Subordinated Debentures and Notes Payable

In August 1998, the Company completed a private placement of approximately $150 million ($490 million principal amount at maturity) of zero coupon convertible subordinated debentures due 2018. The debentures are priced at a yield to maturity of 6% per annum and are convertible into the Company’s common stock anytime prior to maturity at a conversion rate of 8.713 shares per $1,000 principal amount at maturity. Holders can require the Company to repurchase the debentures on August 10, 2003, August 10, 2008, and August 10, 2013,

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

for cash; or at the election of the Company, for the Company’s common stock, if certain conditions are met. The debentures are not secured by any of the Company’s assets and are subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to the debt of Aspect’s subsidiaries. At June 30, 2002 and December 31, 2001, debt issuance costs of approximately $3 million and $4 million, respectively, net of amortization of approximately $2 million and $775,000, respectively, are included in other assets in the consolidated balance sheets and are being amortized over the life of the debt. In January 2002 the Company paid $10 million to repurchase convertible subordinated debentures in the open market. The Company’s carrying value of these securities at the date of repurchase was $12 million, thereby resulting in a gain on extinguishment of debt of approximately $2 million for the first quarter of 2002. In May and June 2002 the Company paid $30 million to repurchase convertible subordinated debentures in the open market. The Company’s carrying value of these securities at the date of repurchase was $32 million, thereby resulting in a gain on extinguishment of debt of approximately $2 million for the second quarter of 2002. These repurchases reduced the principal amount of the Company’s outstanding face value of the convertible subordinated debentures from $490 million to $374 million. If the Company had to convert the remaining debentures to equity on August 10, 2003 at the then accreted value of approximately $154 million using the ending stock price on June 30, 2002 of $3.20 per share, the Company would issue an additional 48.2 million common shares.

Note 9:    Bank Line of Credit

On June 19, 2001, the Company obtained a secured line of credit with a US commercial bank in the amount of $20 million, which bears interest at the Company’s choice of either the bank’s prime rate (4.75% at June 30, 2002) or LIBOR (1.84% at June 30, 2002) + 1.75%. The Company also obtained a secured equipment line of $5 million with the same bank, which bears interest at the Company’s choice of either the bank’s prime rate or LIBOR + 2.00%. Both credit facilities are secured by a general lien on all Company assets, excluding real property. Borrowings under the $20 million line of credit are available for one year from the date of the agreement. The agreement was amended to extend the maturity date to August 31, 2002. Borrowings under the equipment line were available through December 2001, at which time all borrowings thereunder became term notes, which are payable in equal monthly installments, including interest, over three years. At June 30, 2002, the Company had $15 million outstanding under the credit facility and $4 million outstanding under the equipment line. The borrowings include financial covenants which include adjusted tangible net worth, quick ratio, earnings before interest expense, income taxes, depreciation and amortization (EBITDA), unrestricted cash, and leverage ratio. Additionally, there is a covenant that requires the Company to obtain the written consent of the lender prior to repurchasing any convertible subordinated debentures. The Company was not in compliance with the EBITDA covenant at June 30, 2002 and has received a waiver from the bank on July 9, 2002 for the non compliance. The Company has reclassified $13 million from short term borrowings to long term borrowings as the Company refinanced the line of credit in August 2002 (see Note 12).

In October 2001, the Company entered into a 5-year loan with an investment bank in the amount of $25 million which bears interest at an initial rate of 8% which is then re-measured semi-annually beginning May 2002 at the rate of LIBOR + 3.75% subject to a floor of 8% and a ceiling of 14%. The loan is secured by a security interest in the Company owned buildings in San Jose. Borrowings are payable in equal monthly installments including interest computed on a 20-year amortization schedule until November 1, 2006, at which time the outstanding loan balance will become payable. At June 30, 2002, the Company had $25 million outstanding. The bank also required that the Company provide a $3 million letter of credit which is recorded as restricted cash in other assets on the balance sheet at June 30, 2002.

In addition to the line of credit, the Company has utilized a fully collateralized (110%) line of credit with a European banking partner used for securing letters of credit or bank guarantees which are required for daily operations such as payroll, duty and facilities. At June 30, 2002, approximately $3 million was outstanding and $0 was available for future use under this credit line.

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

Note 10:    Recent Accounting Pronouncements

SFAS 142

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No.142, the Company discontinued the amortization of its recorded goodwill as of that date, identified its reporting units based on its current segment reporting structure and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units. The Company determined the fair value of its reporting units utilizing discounted cash flow models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated that an impairment might exist for the Company’s Product reporting unit. The Company then performed Step 2 under SFAS No. 142 and compared the carrying amount of goodwill in the Products reporting unit to the implied fair value of the goodwill and determined that an impairment existed. This impairment is primarily attributable to the change in the evaluation criteria of goodwill from an undiscounted cash flow approach to a fair value approach under FAS 142, which requires the Company to evaluate goodwill impairment at the reporting unit level. A non-cash charge totaling $51.4 million has been recorded as a change in accounting principle effective January 1, 2002 to write-off the goodwill of $51.4 million in the Products segment. The remaining recorded goodwill for the Services segment after this impairment write down was $2.7 million as of June 30, 2002.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended, June 30,
	2002	2001	2002	2001
Reported net loss before cumulative effect of change in accounting principle	$(17,653)	$(45,957)	$(5,490)	$(92,188)
Add: Goodwill amortization, net of tax	—	3,467	—	6,934

Adjusted net loss before cumulative effect of change in accounting principle	(17,653)	(42,490)	(5,490)	(85,254)
Cumulative effect of change in accounting principle	—	—	(51,431)	—

Adjusted net loss	$(17,653)	$(42,490)	$(56,921)	$(85,254)

Basic and diluted loss per common share:
As reported before cumulative effect of change in accounting principle	$(0.34)	$(0.89)	$(0.11)	$(1.79)
Goodwill amortization, net of tax	—	0.06	—	0.13

As adjusted before cumulative effect of change in accounting principle	(0.34)	(0.83)	(0.11)	(1.66)
Cumulative effect of change in accounting principle	—	—	(0.98)	—

Adjusted basic and diluted loss per common share	$(0.34)	$(0.83)	$(1.09)	$(1.66)

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

SFAS 144

In August 2001, FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 for its fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s financial results.

SFAS 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company has elected to early adopt SFAS No. 145. The Company has classified the $4 million gain on extinguishment of debt recognized in the six months ended June 30, 2002 in other income in the statement of operations.

SFAS 146

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Note 11:    Contingencies

The Company is from time to time involved in litigation or claims that arise in the normal course of business. The Company does not expect that any current litigation or claims will have a material adverse effect on the Company’s business, operating results, or financial condition.

The Company is currently in an arbitration proceeding in the United Kingdom which relates to a dispute between the Company and Universities Superannuation Scheme Limited (USS) regarding an Agreement to Lease between the Company and USS. USS is seeking specific performance by the Company of the Agreement to Lease. In July 2001, the High Court of Justice, Chancery Division in the United Kingdom granted a stay of the proceedings and the dispute was referred to arbitration. In February 2002, the arbitrator ordered the Company to specifically perform the Agreement to Lease and to pay currently outstanding rent, service charges and the rent deposit. On February 28, 2002, the Company filed an appeal of the arbitrator’s order with the High Court of Justice, Queen’s Bench Division, Commercial Court in the United Kingdom. The Company did not prevail in the initial appeal proceedings but the Company has the right to further appeal the decision. The appeal proceeding will commence in March 2003. The Company’s current estimate of its obligation relating to the lease is $8.7 million through the second quarter of 2006 which has been included in its restructuring accrual at June 30, 2002. The maximum obligation under the lease is estimated to be $31.5 million payable over 15 years. However,

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

the Company is actively marketing the sublease of this facility. Should the Company not be successful on appeal, it will have to provide a deposit of $6 million in the event that it cannot secure a guarantee with a financial institution in the United Kingdom. In addition, the Company will be required to pay $2.5 million for overdue rent, which is already included within $8.7 million lease obligation accrual as at June 30, 2002.

Note 12:    Subsequent Events

On July 18, 2002, the Company announced that it expects to take a restructuring charge of approximately $6 to $8 million in the third quarter of 2002 as a result of a planned workforce reduction of approximately 22%.

On July 26, 2002, the Company paid $5 million to repurchase convertible subordinated debentures on the open market. The Company’s carrying value of these securities at the date of repurchase was $6 million, thereby resulting in a gain on debt extinguishment of approximately $1 million. This purchase reduced the principal amount of the Company’s outstanding face value of the convertible subordinated debentures to $359 million.

On August 9, 2002 the Company entered into a Credit Agreement with Comerica Bank-California, as administrative agent and CIT Business Credit, as collateral agent which provides the Company with a $25,000,000 revolving loan facility and a $25,000,000 senior secured term loan. The revolver has a three year term and is secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the revolver include a Eurocurrency Rate and a Base Rate plus the applicable margins adjusted on a quarterly basis. The term loan has a four year term and payments are due in quarterly installments of $1.6 million, plus interest beginning October 1, 2002. The term loan is also secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the term loan include a Eurocurrency Rate and Base Rate plus applicable margins. In the event that the Company terminates either facility prior to the maturity date, the lenders will receive a prepayment penalty fee from the Company. Mandatory prepayment of the facilities is required from 100% of permitted asset sales, 100% of the proceeds from future debt issuances and 50% of the proceeds from future equity issuances, subject to certain exclusions. The facilities can be used for working capital, general corporate purposes and to repurchase the Company’s outstanding convertible subordinated debt. The Credit Agreement includes customary representations and warranties and covenants. The financial covenants include unrestricted cash, liquidity ratio, fixed charge coverage ratio, tangible net worth and earnings before interest expense, income taxes, depreciation and amortization (EBITDA).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I–Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis in the Company’s 2001 Annual Financial Report to Shareholders.

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

Background

Aspect Communications Corporation is a leading provider of business communications solutions that help companies improve customer satisfaction, reduce operating costs, gather market intelligence and increase revenue. Aspect is the trusted mission-critical partner of 76 percent of the Fortune 50 Companies, daily managing more than 3 million customer sales and service professionals worldwide. Aspect provides the mission-critical software platform, development environment and applications that seamlessly integrate traditional telephony, e-mail, voicemail, web, fax, wireless business communications and voice-over-IP, while providing investment protection in a company’s existing data and telephony infrastructures. Aspect’s leadership in business communications solutions is based on more than 16 years of experience and over 7,600 implementations deployed worldwide. Aspect was incorporated on August 16, 1985, in California and is headquartered in San Jose, California. Aspect has offices around the world, as well as an extensive global network of systems integrators, independent software vendors, and distribution partners.

During 1999, the Company initiated a transformation of its business from a telecommunication equipment supplier to a provider of software solutions. The transformation included repackaging and repricing Aspect’s products and services, developing and launching new software based products and services, changing the Company’s internal processes and systems, establishing key systems integration and technology partnerships, enhancing the Company’s senior management team, and retaining key employees. During 2001 and 2002, due to the extended economic downturn, Aspect took action to right-size the Company, and at the same time, realigned the organization to better leverage the relationships with existing as well as new partners.

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

The Company applies the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” and provisions of Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” to all transactions involving the sale of software products and hardware.

The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

At the time of the transaction, the Company assesses whether the fee associated with its revenue transactions is fixed and determinable and whether or not collection is probable. The assessment of whether the fee is fixed and determinable is based on the payment terms associated with the transaction. If a significant portion of a fee is due after its normal payment terms, which are 30 to 90 days from invoice date, the Company accounts for the fee as not being fixed and determinable, in which case, the Company recognizes revenue as the fees become due.

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

The Company recognizes revenue for maintenance services ratably over the contract term and training revenue as these services are performed. Consulting revenue is recognized on a percentage of completion or milestone basis. However, at the time of entering into a transaction, the Company assesses whether or not any services included within the arrangement are essential to the functionality of other elements of the arrangement.

If services are determined to be essential to other elements of the arrangement, the Company recognizes the license, consulting and training revenue using the percentage of completion method. The Company determines the percentage of completion based on the costs incurred to date as a percentage of the total costs estimated to complete the project.

Allowance for doubtful accounts:    Company’s management must make estimates of the uncollectibility of accounts receivable. Management specifically analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $76 million, net of allowance for doubtful accounts of $8 million as of June 30, 2002.

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

Significant management judgment is required in determination of the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has a valuation allowance of $58 million as of June 30, 2002, due to uncertainties related to the Company’s ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward, research tax credits, and temporary differences between financial accounting standards and income tax laws. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods the Company may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

Inventories and allowance for excess and obsolete inventory:    The Company values inventory at the lower of the actual cost or the current estimated market value of the inventory. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand and production requirements. Management’s estimates of future product demand may prove to be inaccurate, in which case the allowance for excess and obsolete inventory may require adjustment. If inventory is determined to be overvalued in the future, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Although management makes every effort to ensure the accuracy of its forecast of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. The inventories balance was $7 million, net of an excess and obsolete provision of $11 million at June 30, 2002.

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

The fair value of the long-term investments is dependent on the performance of the companies in which the Company has invested, as well as volatility inherent in the external markets for these investments. In assessing a potential impairment for these investments, the Company considers these factors as well as the forecasted financial performance of its investees. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. For the three months ended June 30, 2002, the Company has recorded an impairment on an investment of $9 million. At June 30, 2002, the Company has one investment of $150,000 recorded in other assets in the condensed consolidated balance sheet.

In assessing the recoverability of the Company’s goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” for its fiscal year beginning January 1, 2002 and is required to analyze its goodwill for impairment issues within the first six months of fiscal 2002 and then on a periodic basis thereafter. The Company has completed its SFAS 142 analysis and has recorded a non-cash charge of $51.4 million as a cumulative effect of change in accounting principle effective January 1, 2002 to write-off goodwill of $51.4 million in the Products segment. The remaining recorded goodwill following this impairment write down is in the Services segment and was $2.7 million as of June 30, 2002. As required under SFAS No. 142, the Company will continue to review at least annually the impairment (if any) of all of the goodwill and record future impairment charges to operating expenses. See Note 10 to the Condensed Consolidated Financial Statements.

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

Results of Operations

The following table sets forth statements of operations data for the three and six months ended June 30, 2002 and 2001 expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenues:
License	19%	25%	20%	26%
Services	62%	57%	62%	55%
Other	19%	18%	18%	19%

Total net revenues	100%	100%	100%	100%

Cost of revenues:
Cost of license revenues	3%	3%	3%	3%
Cost of services revenues	36%	33%	34%	33%
Cost of other revenues	15%	17%	16%	17%

Total cost of revenues	54%	53%	53%	53%

Gross margin	46%	47%	47%	47%
Operating expenses:
Research and development	18%	22%	18%	22%
Selling, general and administrative	42%	53%	41%	55%
Restructuring charges	—	11%	—	9%

Total operating expenses	60%	86%	59%	86%

Loss from operations	(14%)	(39%)	(12%)	(39%)
Interest and other income (expense), net	(10%)	(1%)	(5%)	(1%)

Loss before income taxes	(24%)	(40%)	(17%)	(40%)
Provision (benefit) for income taxes	(6%)	1%	(14%)	0%

Net loss before cumulative effect of change in accounting principle	(18%)	(41%)	(3%)	(40%)
Cumulative effect of change in accounting principle	—	—	(25%)	— %

Net loss	(18%)	(41%)	(28%)	(40%)

Revenues

The Company markets its products in the United States primarily through its direct sales force and internationally through a direct sales force supplemented by distribution partners in various countries. International revenues accounted for approximately 33% and 29% of total revenue generated in the second quarter of 2002 and 2001 respectively and 32% and 29% for the first six months of 2002 and 2001, respectively.

Net revenues decreased by 15% to $96 million in the second quarter of 2002, from $113 million in the corresponding period of 2001. Net revenues for the first six months of 2002 decreased 11% to $202 million from $228 million in the first six months of 2001. On a forward looking basis, the Company anticipates that revenues in the second half of 2002 compared with the revenues generated in the first six months of 2002 will be slightly down.

License revenues,primarily consisting of business communications software licensing sales, decreased by 38% to $18 million in the second quarter of 2002, from $29 million in the corresponding period of 2001. License revenues for the first six months of 2002 decreased 32% to $41 million from $60 million in the first six months of 2001. The decline in license revenues was primarily due to continuing weak economic conditions and the resulting delays and/or reduction in capital spending by the Company’s customers. On a forward-looking basis, the Company anticipates that software license revenues in the second half of 2002 compared to the first six months of 2002 will remain relatively flat.

Services revenues, consisting of support and maintenance fees, consulting services and training, decreased by 7% to $60 million in the second quarter of 2002, from $65 million in the corresponding period of 2001 due to lower installation and consulting revenues and a decrease in the base line support and maintenance revenues, consistent with the decrease in product revenues. Service revenues remained consistent at $126 million for the first six months of 2002 and 2001. On a forward-looking basis, the Company anticipates that services revenues in the second half of 2002 compared to the first six months of 2002 will decrease.

Other revenues, primarily consisting of hardware revenues, decreased by 11% to $18 million in the second quarter of 2002 from $20 million in the corresponding period of 2001. Other revenues for the first six months of 2002 decreased 16% to $36 million from $42 million in the first six months of 2001. Other revenues has been negatively impacted by the same adverse economic conditions that are currently impacting license revenues. On a forward-looking basis, the Company anticipates that other revenues in the second half of 2002 compared to the first six months of 2002 will remain relatively flat.

Gross Margin

Total gross margin decreased to 46% in the second quarter of 2002 from 47% in the corresponding period of 2001. Gross margins remained consistent at 47% for the first six months of 2002 and 2001. The Company anticipates that gross margins will increase slightly in the second half of 2002. Any variability in the Company’s gross margins will result from continued operating efficiencies and from revenue mix.

Gross margin on license revenues decreased to 82% in the second quarter of 2002 from 89% in the corresponding period of 2001. Gross margin on license revenues decreased to 85% for the first six months of 2002 from 90% in the first six months of 2001. Cost of license revenues include third party software royalties, product packaging, and documentation. The decrease in license margins is due to a lower mix of higher margin products and lower revenues. On a forward-looking basis, the Company expects overall license margin in the second half of 2002 compared to the first six months of 2002 to increase slightly.

Gross margin on services revenues increased to 43% in the second quarter of 2002 from 42% in the corresponding period of 2001. Gross margin on services revenue increased to 45% for the first six months of 2002 from 39% in the first six months of 2001. Cost of service revenues consist primarily of employee salaries and benefits, facilities, and systems costs to support maintenance, consulting, and education. The increase in services margin was primarily due to a decrease in employee salaries and benefits as a result of workforce adjustments and other cost reduction activities implemented in 2001 and 2002. On a forward-looking basis, the Company anticipates that services margin in the second half of 2002 compared to the first six months of 2002 will increase slightly.

Gross margin on other revenues increased to 21% in the second quarter of 2002 from 7% in the corresponding period of 2001. Gross margin on other revenues remained flat in the first six months of 2002 compared to the first six months of 2001. Cost of other revenues include labor, materials, overhead, and other directly allocated costs involved in the manufacture and delivery of the products. The increase in other revenues margin in the second quarter of 2002 compared to the second quarter of 2001 was due to cost savings resulting from outsourcing activities On a forward-looking basis, the Company expects other revenues gross margin in the second half of 2002 compared to the first six months of 2002 to remain flat or decrease slightly.

Operating Expenses

Research and development (“R&D”) expenses relate to the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities, systems costs, and consulting expenses. R&D expenses decreased by 29% to $17 million in the second quarter of 2002, from $25 million in the corresponding period of 2001. R&D expenses decreased 30%

to $36 million for the first six months of 2002 from $51 million in the first six months of 2001. The decrease was primarily caused by the decrease in employee salaries and benefits resulted from workforce adjustments during 2001 and by the decrease in consulting expenses resulting from cost reduction activities related to outside services. As a percentage of net revenues, R&D expenses were 18% and 22% for the second quarter of 2002 and 2001, respectively and 18% and 22% for the first six months of 2002 and 2001, respectively. The decrease was primarily due to headcount reductions and efficiencies realized through other infrastructure cost reductions. Excluding amortization of intangible assets, R&D expenses were $15 million and $22 million for the second quarter of 2002 and 2001, respectively and $30 million and $45 million for the first six months of 2002 and 2001, respectively. As a percentage of net revenues, R&D expenses, excluding amortization of intangible assets, were 15% and 19% in the second quarter of 2002 and 2001 and 15% and 20% for the first six months of 2002 and 2001. The Company anticipates, on a forward-looking basis, that R&D expenses in absolute dollars and as a percentage of revenue will slightly decline due to workforce adjustments and cost reductions implemented in 2001 and 2002, in addition to operational efficiencies implemented during 2002.

Selling, general and administrative (“SG&A”) expenses consist primarily of employee salaries and benefits, commissions, facilities, systems costs and administrative support. SG&A decreased by 32% to $41 million in the second quarter of 2002, from $60 million in the corresponding period of 2001. SG&A decreased by 33% to $84 million in the first six months of 2002 from $126 million in the first six months of 2001. The decrease was primarily due to headcount reductions, lower marketing and advertising, training expenses, and reduced commissions resulting from lower revenue levels. SG&A expenses as a percentage of net revenues were 42% and 53% in the second quarter of 2002 and 2001, respectively and 41% and 55% for the first six months of 2002 and 2001, respectively. Excluding amortization of intangible assets, SG&A expenses were $40 million and $56 million in the second quarter of 2002 and 2001, respectively and $83 million and $118 million for the first six months of 2002 and 2001, respectively. As a percentage of net revenues, SG&A expenses, excluding amortization of intangible assets, were 42% and 49% in the second quarter of 2002 and 41% and 52% for the first six months of 2002 and 2001, respectively. The Company anticipates, on a forward-looking basis, that SG&A expenses will decline in absolute dollars and as a percentage of revenues, based on the cost reductions implemented in 2001 and 2002, in addition to operational efficiencies implemented during 2002.

Restructuring charges were $13 million and $20 million for the second quarter of 2001 and the first six months of 2001, resulting from the Company reducing its workforce by 6% in the first quarter of 2001 and 11% in the second quarter of 2001. On July 18, 2002, the Company announced that it expects to take a restructuring charge of approximately $6 to $8 million in the third quarter of 2002 as a result of a planned workforce reduction of approximately 22%.

Interest and Other Income (Expense) is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest income	$906	$1,264	$1,927	$3,021
Interest expense	(3,034)	(2,822)	(6,340)	(5,018)
Gain on extinguishment of debt	1,628	—	3,550	—
(Loss) gain on investments	(8,665)	70	(8,368)	494
Other, net	(126)	(147)	(286)	(348)

Total	$(9,291)	$(1,635)	$(9,517)	$(1,851)

The decrease in interest income was primarily the result of lower balances in cash, cash equivalents and short-term investments. Interest expense represents interest on the Company’s convertible subordinated debentures as well as interest resulting from additional short-term and long-term borrowings. The gain on extinguishment of debt resulted from the repurchase of convertible subordinated debentures during the first and second quarter of 2002. The loss on investments for the second quarter of 2002 represents a non-cash write down of a long-term investment for which the Company determined a decline in value that was other than temporary.

Cumulative Effect of the Change in Accounting Principles

The cumulative effect of the change in accounting principles related to the Company’s adoption of SFAS No. 142 was $51.4 million for the six months ended June 30, 2002.

Provision for Income Taxes

The Company recorded an income tax benefit of $5 million for the second quarter of 2002 compared with a $75,000 provision for the corresponding period of 2001. For the first six months of 2002, the Company recorded a total income tax benefit of $28 million compared to a tax provision of $150,000 for the first six months of 2001. The tax benefit for the second quarter and first six months of 2002 differs from the tax provision recorded in the corresponding periods of the prior year due to a change in the tax law that extends the net operating loss carryback period for income tax purposes from 2 years to 5 years for losses incurred in 2001 and 2002. As a result of the tax law change, the Company received current tax benefit for the carryback of its tax losses incurred in 2001 along with anticipated losses in 2002. The tax provision for the second quarter and first six months of 2001 differs from the expected statutory amount due to current year net operating losses for which no benefit is provided as a result of the full valuation allowance against the Company’s deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2002, cash, cash equivalents, and short-term investments totaled $147 million, which represented 35% of total assets, which are the Company’s principal source of liquidity. In addition, the Company had restricted cash of $6 million.

The net cash provided by operating activities was $58 million for the first six months of 2002, while net cash used in operating activities was $8 million in the corresponding period of 2001. Net cash provided by operating activities in the first six months of 2002 related primarily to the net loss of $57 million and the gain on extinguishment of debt of $4 million, offset by $51 million for the cumulative effect of change in accounting principle, $27 million of depreciation and amortization of intangible assets, $5 million of non-cash interest expense on debentures, $9 million for the write down of a long term investment and $25 million cash provided by working capital. The main contributors to the $25 million cash provided by working capital were the $8 million decrease in accounts receivable, $6 million decrease in inventories, $9 million increase in accounts payable and a $4 million increase in deferred revenues offset by a $6 million decrease in accrued liabilities.

The net cash used in investing activities was $13 million in the first six months of 2002 compared to $9 million in the corresponding period of 2001. Net cash used in investing activities in the first six months of 2002 related primarily to net short-term investment purchases of $5 million, and property and equipment purchases of $8 million. The Company currently anticipates lower spending levels for capital equipment in the second half of 2002.

The net cash used in financing activities was $38 million in the first six months of 2002 while net cash provided by financing activities was $4 million in the corresponding period of 2001. Net cash used in financing activities in the first six months of 2002 resulted from the payment for the extinguishment of convertible debt of $40 million which was offset by proceeds from issuances of common stock for $2 million.

The primary sources of cash during the first six months of 2001 were net sales of short-term investments of $23 million and proceeds from the issuance of common stock under various stock plans of $4 million. The primary uses of cash during the first six months of 2001 were $33 million for the purchase of property and equipment and $8 million to support operating activities.

The Company incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. The Company paid $10 million in January 2002 and an additional $30 million in May and June 2002 to repurchase convertible subordinated debentures in the open market. The Company’s carrying value of these securities at the date of repurchase was $44 million, thereby resulting in a gain on extinguishment of debt of approximately $4 million for the first six months of 2002. This purchase reduced the principal amount of the Company’s outstanding face value of the convertible subordinated debentures from $490 million to $374 million. The fair market value of these zero coupon convertible subordinated debentures at June 30, 2002 was approximately $128 million as compared to an accreted value or book value of $144 million. The convertible subordinated debentures can be put to the Company on August 10, 2003, and the exercise of this put could require the Company to pay the then accreted value of approximately $154 million in cash, or at the election of the Company, for the Company’s common stock, if certain conditions are met.

On June 19, 2001, the Company obtained a secured line of credit with a US commercial bank in the amount of $20 million, which bears interest at the Company’s choice of either the bank’s prime rate (4.75% at June 30, 2002) or LIBOR (1.84% at June 30, 2002) + 1.75%. The Company also obtained a secured equipment line of $5 million with the same bank, which bears interest at the Company’s choice of either the bank’s prime rate or LIBOR + 2.00%. Both credit facilities are secured by a general lien on all Company assets, excluding real property. Borrowings under the $20 million line of credit are available for one year from the date of the agreement. The agreement was amended to extend the maturity date to August 31, 2002. Borrowings under the equipment line were available through December 2001, at which time all borrowings thereunder become term notes, which are payable in equal monthly installments, including interest, over three years. At June 30, 2002, the Company had $15 million outstanding under the credit facility and $4 million outstanding under the equipment line. The borrowings include financial covenants which include adjusted tangible net worth, quick ratio, earnings before interest expense, income taxes, depreciation and amortization (EBITDA), unrestricted cash, and leverage ratio. Additionally, there is a covenant that requires the Company to obtain the written consent of the lender prior to repurchasing any convertible subordinated debentures. The Company was not in compliance with the EBITDA covenant at June 30, 2002 and has received a waiver from the bank on July 9, 2002 for the non-compliance. The Company has reclassified $13 million from short term borrowings to long term borrowings as the Company refinanced the line of credit in August 2002 (see Note 12 to consolidated financial statements).

In October 2001, the Company entered into a 5-year loan with an investment bank in the amount of $25 million which bears interest at an initial rate of 8% which is then re-measured semi-annually beginning May 2002 at the rate of LIBOR + 3.75% subject to a floor of 8% and a ceiling of 14%. The loan is secured by a security interest in the Company owned buildings in San Jose. Borrowings are payable in equal monthly installments including interest computed on a 20-year amortization schedule until November 1, 2006, at which time the outstanding loan balance will become payable. At June 30, 2002, the Company had $25 million outstanding. The bank also required that the Company supply a $3 million letter of credit which is recorded as restricted cash in other assets on the balance sheet at June 30, 2002.

In addition to the line of credit, the Company has utilized a fully collateralized (110%) line of credit with a European banking partner used for securing letters of credit or bank guarantees which are required for daily operations such as payroll, duty and facilities. At June 30, 2002, approximately $3 million was outstanding and $0 was available for future use under this credit line.

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

Recent Developments

On July 18, 2002, the Company announced that it expects to take a restructuring charge of approximately $6 to $8 million in the third quarter of 2002 as a result of a planned workforce reduction of approximately 22%.

On July 26, 2002, the Company paid $5 million to repurchase convertible subordinated debentures on the open market. The Company’s carrying value of these securities at the date of repurchase was $6 million, thereby resulting in a gain on debt extinguishment of approximately $1 million. This purchase reduced the principal amount of the Company’s outstanding face value of the convertible subordinated debentures to $359 million.

On August 9, 2002 the Company entered into a Credit Agreement with Comerica Bank-California as administrative agent and CIT Business Credit as collateral agent which provides the Company with a $25,000,000 revolving loan facility and a $25,000,000 senior secured term loan. The revolver has a three year term and is secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the revolver include a Eurocurrency Rate and a Base Rate plus the applicable margins adjusted on a quarterly basis. The term loan has a four year term and payments are due in quarterly installments of $1.6 million plus interest beginning October 1, 2002. The term loan is also secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the term loan include a Eurocurrency Rate and Base Rate plus applicable margins. In the event that the Company terminates either facility prior to the maturity date, the lenders will receive a prepayment penalty fee from the Company. Mandatory prepayment of the facilities is required from 100% of permitted asset sales, 100% of the proceeds from future debt issuances and 50% of the proceeds from future equity issuances, subject to certain exclusions. The facilities can be used for working capital, general corporate purposes and to repurchase the Company’s outstanding convertible subordinated debt. The Credit Agreement includes customary representations and warranties and covenants. The financial covenants include unrestricted cash, liquidity ratio, fixed charge coverage ratio, tangible net worth and earnings before interest expense, income taxes, depreciation and amortization (EBITDA).

Effect of Recent Accounting Pronouncements

SFAS 142

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No.142, the Company discontinued the amortization of its recorded goodwill as of that date, identified its reporting units based on its current segment reporting structure and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units. The Company determined the fair value of its reporting units utilizing discounted cash flow models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated that an impairment might exist for the Company’s Product reporting unit. The Company then performed Step 2 under SFAS No. 142 and compared the carrying amount of goodwill in the Products reporting unit to the implied fair value of the goodwill and determined that an impairment existed. This impairment is primarily attributable to the change in the evaluation criteria of goodwill from an undiscounted cash flow approach to a fair value approach under FAS 142, which requires the Company to evaluate goodwill impairment at the reporting unit level. A non-cash charge totaling $51.4 million has been recorded as a change in accounting principle effective January 1, 2002 to write-off the goodwill of $51.4 million in the Products segment. The remaining recorded goodwill for the Services segment after this impairment write was $2.7 million as of June 30, 2002.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended, June 30,
	2002	2001	2002	2001
Reported net loss before cumulative effect of change in accounting principle	$(17,653)	$(45,957)	$(5,490)	$(92,188)
Add: Goodwill amortization, net of tax	—	3,467	—	6,934

Adjusted net loss before cumulative effect of change in accounting principle	(17,653)	(42,490)	(5,490)	(85,254)
Cumulative effect of change in accounting principle	—	—	(51,431)	—

Adjusted net loss	$(17,653)	$(42,490)	$(56,921)	$(85,254)

Basic and diluted loss per common share:
As reported before cumulative effect of change in accounting principle	$(0.34)	$(0.89)	$(0.11)	$(1.79)
Goodwill amortization, net of tax	—	0.06	—	0.13

As adjusted before cumulative effect of change in accounting principle	(0.34)	(0.83)	(0.11)	(1.66)
Cumulative effect of change in accounting principle	—	—	(0.98)	—

Adjusted basic and diluted loss per common share	$(0.34)	$(0.83)	$(1.09)	$(1.66)

SFAS 144

In August 2001, FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 for its fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s financial results.

SFAS 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company has elected to early adopt SFAS No. 145. The Company has classified the $4 million gain on extinguishment of debt recognized in the six months ended June 30, 2002 in other income in the statement of operations.

SFAS 146

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Business Environment and Risk Factors

The Overall Economic Climate Continues to Be Weak:    Our products typically represent substantial capital commitments by customers, involving a potentially long sales cycle. As a result, customer purchase decisions may be significantly affected by a variety of factors including general economic trends in the allocation of capital spending budgets for communication software, services and systems, lengthened sales cycles, customer approval processes, market competition, and the availability or announcement of alternative technologies. Continued recent weakness in global economic conditions has resulted in many of our customers delaying and/or reducing their capital spending related to information systems. If the economy continues to be weak, demand for the Company’s products could decrease resulting in lower revenues and a decline in the overall rate of the Company’s revenue levels.

Our Company’s Business Focus Continues to Evolve:    Historically, we have supplied the hardware, software, and associated support services for implementing call center solutions. Our shift to provide business communication software on open systems has required and will continue to require substantial change. Our inability to successfully continue or complete this transition in a timely manner could materially affect our business, operating results, or financial condition. These changes may include the following:

•	Expanded or differing competition;

•	Changes in management and technical personnel;

•	Requirement to tightly integrate with a customer’s telephony, front and back office infrastructure; and/or

•	An increased reliance on systems integrators to develop, deploy, and/or manage our applications.

Our Product Revenues Are Dependent on a Small Number of Products:    Historically, sales and installations of a small number of our products accounted for a substantial portion of net revenues. Demand for our products could be adversely affected by not meeting customer specifications and/or by problems with system performance, system availability, installation or service delivery commitments, or market acceptance. We need to develop new products and to manage product transitions in order to succeed. If we fail to introduce new products and new versions and releases of these products in a timely manner, or enhancements and bug fixes to our existing products, customers may license competing products and we may suffer lost sales and could fail to achieve anticipated results. Our future operating results will depend on the demand for the products by new and existing customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to our products in performance or price, or if we fail to enhance our products or introduce new features and functionality in a timely manner, demand for our products may decline. New versions of our products may not be released on schedule or may contain defects when released.

Our Service Revenues Are Dependent on Our Installed Base of Customers:    We derive a significant portion of our revenues from services which include support, consulting, and education. As a result, if we lose a major customer or if a contract is delayed or cancelled, our revenues would be adversely affected. In addition, customers who have accounted for significant service revenues in the past may not generate revenues in future periods. Our failure to obtain new customers or additional orders from existing customers could also materially affect our operating results.

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

Doing Business Globally Involves Significant Risk:    We market our products and services worldwide and anticipate entering additional countries in the future. If we fail to enter certain major international markets successfully, our competitive position could be impaired and we may be unable to compete on a global scale. The financial resources required to enter, establish, and grow new and existing international markets may be substantial, and international operations are subject to additional risks including:

•	The cost and timing of the multiple governmental approvals and product modifications required by many countries;

•	Reduced ability to enforce intellectual property protection;

•	Regional market acceptance;

•	Exchange rate fluctuations;

•	Delays in market deregulation;

•	Difficulties in staffing and managing foreign subsidiary operations; and/or

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

Required revisions to generally accepted accounting principles will require us to review our accounting and financial reporting procedures in order to ensure continued compliance with required policies. From time to time such changes may have a short-term impact in the reporting that we do, and these changes may impact market perception of our financial condition. Some of these changes and their impact are as follows:

•	Pending or new legislation may lead to an increase in our costs related to audits in particular and regulatory compliance generally

•	Pending or new legislation may force us to seek other service providers for non-audit-related services, which may raise costs

•	Changes in the legal climate may lead to additional liability fears which may result in increased insurance costs

We May Experience a Shortfall in Revenue or Earnings or Otherwise Fail to Meet Public Market Expectations, Which Could Materially and Adversely Affect Our Business and the Market Price of Our Common Stock:    Our revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. Some of these factors include:

•	Product and price competition;

•	Our ability to develop and market new products and control costs;

•	Timing of new product introductions and product enhancements;

•	Further deterioration and changes in domestic and foreign markets and economies;

•	Success in improving the productivity of our global services organization and direct sales force, and expanding our indirect distribution channels and system integrator relationships;

•	Activities of and acquisitions by competitors;

•	Appropriate mix of products licensed and services sold;

•	Levels of international transactions;

•	Delay or deferral of customer implementations of our products;

•	Size and timing of individual license transactions;

•	Length of our sales cycle;

•	Customers requiring proof of company viability and related financial statements; and

•	Performance by outsourced service providers that are critical to our operations.

One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our revenues and operating results to fluctuate significantly. Based upon the preceding factors, we may experience a shortfall in revenues or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business, financial condition, results of operations and the market price of our common stock.

Our Failure to Grow and Maintain Our Relationships with Systems Integrators Could Impact Our Ability to Market and Implement Our Products and Reduce Future Revenues:    Failure to establish or maintain relationships with systems integrators would significantly harm our ability to license our products. Systems integrators install and deploy our products, and perform custom integration of systems and applications. If these relationships fail, we will have to devote substantially more resources to the sales and marketing, implementation and support of our products than we would have to otherwise.

If We Become Subject to Intellectual Property Infringement Claims, These Claims Could Be Costly and Time-Consuming to Defend, Divert Management’s Attention, Cause Product Delays and Have an Adverse Effect on Our Revenues and Operating Results:    We expect that software product developers and providers of software in markets similar to our markets will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlap. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention, or cause product delays. If any of our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

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

We Depend on Technology Licensed to Us by Third Parties, and the Loss or Inability to Maintain These Licenses Could Prevent or Delay Sales of Our Products:    We license technologies from several software providers that are incorporated into our products. Defects in third party products associated with our products could impair our products’ functionality and our reputation. Implementation of our products depends upon the successful operation of third-party products in conjunction with our products. Any undetected errors in these third-party products could prevent the implementation or impair the functionality of our products, delay new product introductions or negatively impact our reputation.

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

Operational/Performance Risks

Our Revenues and Operating Results Are Uncertain and May Fluctuate:    Our revenues may fluctuate significantly from period to period. There are many reasons for this variability, including the shift in our focus from supplying telecommunications equipment to becoming a provider of business communications software, and associated software applications; reduced demand for some of our products and services; a limited number of large orders accounting for a significant portion of product revenues in any particular quarter; the timing of consulting projects and completion of project milestones; the size and timing of individual software license transactions; dependence on our existing customer base for a significant percentage of product revenues and dependence on acquisition of new customers; the ability of our sales force to achieve quarterly revenue objectives; fluctuations in the results of existing operations, recently acquired subsidiaries, or distributors of our products or services; seasonality and mix of products and services and channels of distribution; our ability to sell support agreements and subsequent renewal agreements for support of our products; our ability to develop and market new products and control costs; and/or changes in market growth rates for different products and services.

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

We Are Dependent on Key Personnel:    We depend on certain key management and technical personnel and on our ability to attract and retain highly qualified personnel in labor markets characterized by high turnover among, high demand for, and limited supply of, qualified people. If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or fail to reach expected levels of productivity, our ability to develop and market our products will be impacted. We have recently undergone significant changes in senior management and technical personnel and may experience additional changes as a result of our shift from supplying telecommunications equipment to becoming a provider contact server software, and associated software applications.

We Are Dependent on Third Parties:    We outsource substantial elements of our manufacturing to third parties and we depend on certain critical components in the production of our products and services. Certain of these components are obtained only from a single supplier and only in limited quantities. In addition, some of our major suppliers use proprietary technology and software code that could require significant redesign of our products in the case of a change in vendor. Further, suppliers could discontinue their products, or modify them in manners incompatible with our current use, or use manufacturing processes and tools that could not be easily migrated to other vendors.

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

Financial/Capital Market Risks

Our Debt and Debt Service Obligations Are Significant:    We incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. The fair market value of our zero coupon convertible subordinated debentures at June 30, 2002 was approximately $128 million as compared to an accreted value or book value of $144 million. The convertible subordinated debentures can be put to the Company on August 10, 2003, the exercise of this put could require us to pay the then accreted value of approximately $154 million. If we had to convert these debentures using equity as of the end of the second quarter of 2002, using the closing price of our common stock on June 30, 2002, this conversion would require us to issue approximately 48.2 million shares of common stock, resulting in significant dilution to the our stockholders.

We obtained a secured line of credit and an equipment line totaling $20 million in June 2001. We had $15 million outstanding under the credit facility and $4 million under the equipment line at June 30, 2002. We obtained a loan totaling $25 million in October 2001 secured by our buildings in San Jose. We had $25 million outstanding under the loan at June 30, 2002.

These debt obligations resulted in a ratio of long-term debt to total shareholders’ equity of approximately 218% at June 30, 2002. As a result of these transactions, we have substantially increased our principal and interest obligations. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing or renew existing financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.

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

The Company is currently in an arbitration proceeding in the United Kingdom which relates to a dispute between the Company and Universities Superannuation Scheme Limited (USS) regarding an Agreement to Lease between the Company and USS. USS is seeking specific performance by the Company of the Agreement to Lease. In July 2001, the High Court of Justice, Chancery Division in the United Kingdom granted a stay of the proceedings and the dispute was referred to arbitration. In February 2002, the arbitrator ordered the Company to specifically perform the Agreement to Lease and to pay currently outstanding rent, service charges and the rent deposit. On February 28, 2002, the Company filed an appeal of the arbitrator’s order with the High Court of Justice, Queen’s Bench Division, Commercial Court in the United Kingdom. The Company did not prevail in the initial appeal proceedings but the Company has the right to appeal the decision. The appeal proceeding will commence in March 2003. The Company’s current estimate of its obligation relating to the lease is $8.7 million through the second quarter of 2006 which has been included in its restructuring accrual at June 30, 2002. The maximum obligation under the lease is estimated to be $31.5 million payable over 15 years. However, the Company is actively marketing the sublease of this facility. Should the Company not be successful on appeal, it will have to provide up a deposit of $6 million in the event that it cannot secure a guarantee with a financial institution in the United Kingdom. In addition, the Company will be required to pay $2.5 million for overdue rent, which is already included within $8.7 million lease obligation accrual as at June 30, 2002.

Item 4.    Submission of Matters to a Vote of Security Holders

On June 6, 2002, the Annual Meeting of Shareholders of Aspect Communications Corporation was held in San Jose, California.

An election of directors was held with the following individuals being elected to the Board of Directors of the Company:

	For	Withheld
Barry M. Ariko	47,932,676	1,338,499
Donald P. Casey	47,943,922	1,327,253
Norman A. Fogelsong	48,055,484	1,215,691
Beatriz V. Infante	47,890,192	1,380,983
Christopher B. Paisley	48,075,071	1,196,104
John W. Peth	48,072,244	1,198,931
David B. Wright	47,893,173	1,378,002

Other matters voted upon and approved at the meeting, and the number of affirmations and negative votes cast with respect to each such matters were as follows:

To approve an amendment to the 1990 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 2,250,000 shares (45,084,305 votes in favor, 4,127,734 votes opposed, 59,136 votes abstaining).

To approve an amendment to the Annual Retainer Compensation Plan for the Board of Directors to increase the number of shares of common stock reserved for issuance thereunder by 150,000 shares (45,533,530 votes in favor, 3,679,988 votes opposed, 57,657 votes abstaining).

To approve an amendment to the 1998 Directors’ Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 150,000 shares (32,627,780 votes in favor, 16,581,714 votes opposed, 61,681 votes abstaining).

To ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2002 (48,837,799 votes in favor, 364,863 votes opposed, 68,513 votes abstaining).

Item 6.    Exhibits and Reports on Form 8-K

A.    Exhibits

10.91	Employment Agreement between the Registrant and Gary A. Wetsel, dated April 1, 2002

10.92	Amendment No. 3 to the Credit Agreement between the Registrant and Comerica Bank-California, dated June 11, 2002

10.93	Amendment No. 4 to the Credit Agreement between the Registrant and Comerica Bank-California, dated July 30, 2002

99.1	Beatriz Infante’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Gary Wetsel’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.    Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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