Form 10-Q/A
period 2001-06-30
ASPECT COMMUNICATIONS CORP
filed 2002-08-27
CIK 779390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	Amendment to Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2001.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

Commission file number: 0-18391

ASPECT COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

California	94-2974062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1310 Ridder Park Drive, San Jose, California 95131-2313
(Address of principal executive offices and zip code)

(408) 325-2200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 51,653,418 at July 31, 2001.

The Registrant hereby amends Part II, Item 6 of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as set forth below:

PART II.    OTHER INFORMATION

ITEM 6:    Exhibits and Reports on Form 8-K

A.    Exhibits

10.82	Severance Agreement between the Registrant and Gary L. Smith, dated June 18, 2001.*

10.83	Credit Agreement by and between Registrant and Comerica Bank—California dated June 19, 2001.

*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

B.    Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aspect Communications Corporation (Registrant)

Date: August 26, 2002	By:	/s/ GARY A. WETSEL
Gary A. Wetsel Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer

EXHIBIT INDEX

Exhibit No.
10.82	Severance Agreement between the Registrant and Gary L. Smith dated June 18, 2001.*

10.83	Credit Agreement by and between Registrant and Comerica Bank—California dated June 19, 2001.

*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.