Form 10-K/A
period 2001-12-31
ASPECT COMMUNICATIONS CORP
filed 2002-11-15
CIK 779390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
Amendment No. 1

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 2002, was $199,351,591 based upon the last sale price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13G’s filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of March 21, 2002 was 52,460,945.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into items 10, 11, 12, and 13 hereof.

EXPLANATORY NOTE REGARDING THIS AMENDMENT ON FORM 10-K/A

Aspect Communications (the “Company”) is filing this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 to correct the consolidated financial statements for each of the three years in the period ended December 31, 2001 with respect to the following matters:

•
to correct certain billing errors attributable to customer support contracts, including a reduction in the provision for doubtful accounts as a result of the related reduction in the corrected accounts receivable balance,

•	to correct the period over which capitalized debt issuance costs are amortized,

•	to expense certain costs that were determined not to qualify for capitalization as a fixed asset, and

•	to reflect the related tax effects of these adjustments.

The effects of the restatement are presented in Note 21 to the consolidated financial statements.

The Company is amending only the following sections of the Annual Report on Form 10-K to reflect the effect of the restatement:

Part I	Forward-Looking Statements, to clarify references to “this” Annual Report, meaning this Annual Report on Form 10-K/A

Part I, Item 1.	Business, to clarify references to “this” Annual Report, meaning this Annual Report on Form 10-K/A

Part II, Item 6.	Selected Financial Data

Part II, Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8.	Financial Statements and Supplementary Data including Selected Quarterly Financial Data

Part IV, Item 14.	Exhibits 23.1, 24.1, 99.1 and 99.2 and Financial Statement Schedule

This amendment does not otherwise update the disclosures set forth in such items originally filed and does not otherwise reflect events occurring after the original filing of the Annual Report on Form 10-K on March 28, 2002.

ASPECT COMMUNICATIONS CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Forward-Looking Statements

The matters discussed in this report including, but not limited to, statements relating to anticipated revenue and gross margin levels, anticipated spending levels for capital equipment, research and development, and selling, general and administrative expenses, adequacy of our financial resources to meet currently anticipated cash flow requirements for the next twelve months, lack of significant changes in financial market risk exposures to the Company, and general economic conditions are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Such forward-looking statements, which may be identified by phrases such as “we anticipate,” “we believe,” and “on a forward-looking basis,” are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific factors that may cause actual revenue and earnings per share results to differ include the significant percentage of Aspect’s quarterly sales consummated in the last few days of the quarter, making financial predictions especially difficult and raising a substantial risk of variance in actual results; fluctuations in our North American and International business levels and/or economic conditions; the hiring and retention of key employees; changes in product line revenues; insufficient, excess, or obsolete inventory and variations in valuation; and foreign exchange rate fluctuations. For a discussion of additional risks, see “Business Environment and Risk Factors,” appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

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

Acquisitions

On February 18, 2000, the Company acquired privately held PakNetX Corporation (PakNetX), an eBusiness software provider based in Salem, New Hampshire. The transaction enables Aspect to integrate multimedia-over-IP technology into its flagship Contact Server platform and strengthen the Company’s market position. The Company paid $55 million in cash for all the outstanding common and preferred shares and warrants of PakNetX. In addition, Aspect assumed the existing PakNetX stock option plan and converted PakNetX stock options into options to purchase 160,000 shares of Aspect common stock with a fair value of $10 million, and incurred transaction costs of $2 million. The transaction was accounted for as a purchase and resulted in a one-time charge of $5 million related to in-process technology that had not reached technological feasibility in the quarter ended March 31, 2000. The historical operations of PakNetX are not material to the financial position or results of operations of the Company.

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

Voice over Internet Protocol (VoIP), working in concert with other Internet technologies, is anticipated to be the next major communications advance. Going forward, CRM solutions will be based increasingly on IP technology, and as contact centers move into the IP world—handling VoIP calls, e-mail, web chat, and Customer Service Relationship (CSR)-assisted browsing—businesses will have new opportunities to better serve their customers and build more lasting customer relationships. In IP contact centers, the entire operation is run by a software-based switching application that blends voice, e-mail, and Web communications into a unified queue, then routes them cost-effectively over a single data network to any destination in the enterprise.

Products

Aspect’s integrated applications and customer services are developed around the Aspect Contact Server platform and can be installed in tandem with legacy technology which includes both software and hardware products.

The Aspect Contact Server is at the center of Aspect’s solutions architecture and can integrate a company’s CRM and business communications resources. The Aspect Enterprise Contact Server handles multichannel queuing and management and centralized administration of multi-site contact centers.

Aspect’s integrated applications are developed around the Aspect Contact Server and Enterprise Contact Server and can be installed in tandem with legacy technology. These applications include:

Intelligence—Aspect Customer DataMart consolidates information from enterprise resources in multiple contact centers and enables customers to analyze multisite operations as a single, virtual contact center.

Routing—Contact routing lets a business route data with voice to the appropriate desktop. Enterprise routing makes it possible to route contacts based on a combination of customer information, business rules, and multiple agent skills, and enables centralized management and administration of multiple contact center sites. Multichannel routing enables a business to view telephone, e-mail, and interactive web contact channels as components of a single multichannel contact center. Aspect Carrier Routing reduces PSTN charges by making routing decisions while the call is in a carrier network.

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

Customer Services

Aspect offers technical support and maintenance, consulting, and education services to ensure the Company’s customers’ continued growth and success.

To enhance all of Aspect’s software solutions, Aspect Customer Services offers complete end-to-end strategy, design, development, implementation, training, and ongoing technical support for all Aspect solutions.

Aspect’s technical support and maintenance services include on-site and remote access to support personnel, which are provided primarily by Aspect support centers located around the world. Pricing of support services is generally based on the level of support contracted and the number of users authorized to access the products. These contracts generally include update rights for licensed products.
Aspect’s consulting services include professional services, project management, and installation which are provided by employees, consultants or partners and are primarily based on time and material contracts.

Aspect’s education services include training courses which are provided in the Company’s training centers around the world.

Product Development

The Company has a continuing program of product development directed toward the enhancement of existing products based upon current and anticipated customer needs. The Company’s research and product development efforts also emphasize introduction of new products to broaden the Company’s product lines and to reach a larger segment of the CRM market. During the past three years, the Company has made significant investments in its product development efforts, spending $96 million on research and development in 2001, $109 million in 2000 and $87 million in 1999.

Manufacturing

The Company’s manufacturing operations consist primarily of configuration, final assembly and testing of customer contact hardware platforms and software replication. Substantial elements of the Company’s manufacturing operations are outsourced to third parties. The Company believes that its approach to design and development has allowed flexibility in the manufacturing process and has allowed the Company to satisfy a wide variety of customer configuration requirements while achieving high quality and reasonable lead times.

The Company orders materials with different lead times, generally 30 to 120 days ahead of required date of delivery. Because this is a longer time frame than the average customer order to shipment cycle, the Company acquires materials and builds standard assemblies based on forecasted production requirements. Upon receipt of firm orders from customers, the Company assembles fully configured systems, and performs a number of tests before shipment. The Company’s manufacturing procedures are designed to achieve rapid response to customer orders.

During the fourth quarter of 2001, the Company engaged with a third party to outsource its remaining configuration, final assembly and testing activities. These activities should be completed by mid 2002.

Markets, Segments, and Customers

The Company’s operations are reported as two operating segments, which are product and services. The complete financial segment information, as well as geographical information, can be found in the consolidated financial statements and notes thereto in this Annual Report and is incorporated by reference herein. The Company markets and sells its products and services primarily to large organizations in diversified industries worldwide. Aspect markets its products in the United States largely through its direct sales force and internationally has a direct sales force supplemented through distribution partners and value-added resellers in various countries. The Company anticipates that an increased portion of sales will need to be generated through third party resellers to achieve targeted market share goals.

A key part of Aspect’s overall strategy is to increase sales through indirect channels including Value Added Resellers (VARs), Technology Alliances (TAs), and System Integrators (SIs). The Company plans to continue to develop alliances with key technology players who integrate their products or services with Aspect products or services thereby enabling the customer to purchase a complete solution.

Backlog

The Company’s backlog at December 31, 2001 was approximately $3 million compared with a backlog of approximately $24 million at December 31, 2000. The Company includes in its backlog only orders confirmed with a purchase order for products to be shipped within 90 days to customers with approved credit status. While the Company believes that all of the orders included in its backlog are firm, the Company may determine that it is in its best interest to allow orders to be cancelled without penalty. In addition, as a result of the deterioration of a customer’s financial condition, a customer may be unable to pay for its purchases.

Competition

The market for Aspect’s products is intensely competitive, and competition is likely to intensify as companies in Aspect’s industry consolidate to offer integrated solutions. Aspect’s principal competitors currently include companies in the CRM contact center market and companies that market traditional telephony products and services.

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

The Company believes that the principal competitive factors in its market include: the quality, performance, reliability, price and market acceptance of the Company’s products; the Company’s level of customer support and reputation with its customers; the timeliness and quality of new products; and the Company’s market presence.

Intellectual Property and Related Matters

The Company’s success depends in part upon its internally developed technology. The Company generally enters into confidentiality or license agreements with its employees, consultants, and vendors, and generally controls access to and distribution of its software, documentation, and other proprietary information. Despite these precautions, unauthorized third parties may copy or otherwise obtain and use the Company’s technology. In addition, third parties may develop similar technology independently.

The Company files patent applications to protect inventions and improvements that are significant to the development of its business. In October 1997, the Company acquired certain rights to two intellectual property portfolios by paying $9.8 million in cash and issuing $10 million in notes payable. In July and September 1998, the Company acquired the remaining rights under these intellectual portfolios by making additional payments of $7.5 million and $3.8 million, respectively. Including these portfolios, the Company currently holds approximately 104 issued United States patents and a lesser number of issued foreign patents and has pending approximately 65 United States patent applications and a lesser number of corresponding foreign patent applications that cover various components of its technology. The Company’s issued United States patents expire on dates ranging from 2004 through at least 2017. There can be no assurance that any of the claims in the pending applications will be allowed, or that any issued patents will be upheld, or that competitors will not circumvent the Company’s patents, or that any patents or licenses will provide competitive advantages for the Company’s products.

The Company develops and maintains proprietary software that is licensed to its customers.

The Company holds licenses from multiple third parties regarding engineering and manufacturing rights to certain technology that the Company incorporates in its products. Certain of these technology license rights expire at various dates through 2004. The Company has also entered into standard commercial license agreements with several suppliers of operating systems, databases, and other software used for development and implementation of the Company’s products. These licenses are ongoing and generally involve the payment of royalties based on the volume of systems the Company ships over periods of time.

Employees

As of December 31, 2001, the Company employed 1,842 full-time employees.

Item 2.    Properties

Aspect’s headquarters currently occupies three office buildings, totaling approximately 285,000 square feet, in San Jose, California. The Company owns two of the three buildings on 10 acres acquired in 1996, one of which is approximately 104,000 square feet, with the other being a newly constructed building of approximately 105,000 square feet. The Company occupies approximately 90,000 square feet in facilities located in Tennessee that are leased through 2006. The Company also occupies 80,000 square feet in Massachusetts that are leased through 2009. Other North American sales and support functions operate from various leased multi-tenant offices nationwide covering a total of 75,000 square feet with leases expiring as late as 2010.

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

The Company believes its existing facilities are adequate to meet current requirements and that suitable additional or alternative space will be available as needed on commercially reasonable terms. See Note 13 to “Notes to Consolidated Financial Statements,” in item 8 of this Annual Report.

Item 3.    Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the normal course of business. The Company does not believe that any current litigation or claims will have a material adverse effect on the Company’s business, operating results or financial condition.

The Company is currently in an arbitration proceeding in the United Kingdom which relates to a dispute between the Company and Universities Superannuation Scheme Limited (USS) regarding an Agreement to Lease between the Company and USS. USS is seeking specific performance by the Company of the Agreement to Lease and damages in excess of 50,000 British pounds (approximately US $75,000 at December 31, 2001). In July 2001, the High Court of Justice, Chancery Division in the United Kingdom granted a stay of the proceedings and the dispute was referred to arbitration. In February 2002, the arbitrator ordered the Company to specifically perform the Agreement to Lease and to pay currently outstanding rent, service charges and the rent deposit. The amount of the rent deposit is approximately $6 million. On February 28, 2002, the Company filed an appeal of the arbitrator’s order with the High Court of Justice, Queen’s Bench Division, Commercial Court in the United Kingdom. The Company’s current estimate of its obligation relating to the lease is $9.4 million through the second quarter of 2006 which has been included in its restructuring accrual at December 31, 2001. The maximum obligation under the lease is estimated to be $31.5 million payable over 15 years. The Company will have to provide up a deposit of $6 million in the event that it cannot secure a guarantee with a financial institution in the United Kingdom.

Item 4.    Submission Of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

	2001 Quarters Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Quarterly per share stock price:
High	$3.92	$6.57	$6.99	$14.00
Low	$1.52	$1.51	$3.56	$4.25

	2000 Quarters Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Quarterly per share stock price:
High	$22.44	43.88	$49.25	$67.97
Low	$7.53	16.00	$28.25	$33.88

Stock Listing: Aspect Communications Corporation’s common stock is traded on the Nasdaq Stock Market under the symbol “ASPT.” As of December 31, 2001, there were approximately 1,020 shareholders of record of Aspect’s common stock.

Dividend Policy: Aspect has never paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business.

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share and employee data)

	Years Ended December 31, (a)
	2001	2000	1999	1998	1997
	(As Restated)(c)	(As Restated)(c)	(As Restated)(c)
Net revenues	$445,773	$589,306	$488,285	$512,316	$390,642
Gross margin	207,113	305,081	245,116	284,132	221,669
(% of net revenues)	46%	52%	50%	55%	57%
Research and development	96,003	109,427	86,890	67,877	45,723
(% of net revenues)	21%	19%	18%	13%	12%
Selling, general and administrative	224,532	235,457	199,050	150,118	104,431
(% of net revenues)	50%	40%	40%	29%	27%
Income (loss) from operations	(157,373)	(44,821)	(40,824)	56,238	52,605
(% of net revenues)	(35)%	(8)%	(8)%	11%	13%
Net income (loss)	$(156,250)	$(37,288)	$(29,934)	$32,490	$35,182
(% of net revenues)	(35)%	(6)%	(6)%	6%	9%
Earnings (loss) per share:
Basic	$(3.03)	$(0.73)	$(0.62)	$0.64	$0.71
Diluted	$(3.03)	$(0.73)	$(0.62)	$0.61	$0.67

	As of December 31,
	2001	2000	1999	1998	1997
	(As Restated)(c)	(As Restated)(c)	(As Restated)(c)
Cash, cash equivalents, short-term investments, and marketable equity securities	$135,149	$180,958	$338,805	$196,111	$146,216
Working capital	107,107	187,454	313,127	258,177	169,814
Total assets	495,038	631,936	635,165	560,659	370,343
Long-term debt (b)	209,367	173,893	163,107	153,744	6,531
Shareholders’ equity	$125,494	$280,475	$330,116	$298,157	$267,795
Shares outstanding	51,889	51,125	49,462	49,309	49,997
Capital spending	$49,950	$66,093	$33,292	$28,884	$24,922
Regular full-time employees	1,842	2,740	2,360	2,280	1,610

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

(c)	See Note 21 of the notes to the consolidated financial statements regarding the restatement of the Company’s 2001, 2000, and 1999 financial statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Explanatory Note

The Company is filing this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 to correct the consolidated financial statements for each of the three years in the period ended December 31, 2001 with respect to the following matters:

•
to correct certain billing errors attributable to customer support contracts, including a reduction in the provision for doubtful accounts as a result of the related reduction in the corrected accounts receivable balance,

•	to correct the period over which capitalized debt issuance costs are amortized,

•	to expense certain costs that were determined not to qualify for capitalization as a fixed asset, and

•	to reflect the related tax effects of these adjustments.

The effects of the restatement are presented in Note 21 to the consolidated financial statements, and the following management’s discussion and analysis gives effect to the restatement. The following discussion should be read in conjunction with the consolidated financial statements of the Company and the Notes thereto appearing elsewhere on this Annual Report.

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

During fiscal 2001, in response to dramatic changes in the global economy, Aspect reorganized the company to more effectively leverage the Company’s relationships with existing as well as new partners and maximize the Company’s ability to capitalize on market opportunities. In February 2001, April 2001 and October 2001 the Company reduced its workforce by 6%, 11% and 10% respectively. In addition, the Company consolidated selected facilities in its continuing effort to better optimize operations. These actions resulted in restructuring charges of $7 million, $13 million and $24 million respectively.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of Company’s Consolidated Financial Statements.

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

The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and provisions of Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements” to all transactions involving the sale of software products and hardware.

The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. Delivery generally occurs when product is delivered to a common carrier.

At the time of the transaction, the Company assesses whether the fee associated with its revenue transactions is fixed or determinable and whether or not collection is probable. The assessment whether the fee is fixed or determinable is based on the payment terms associated with the transaction. If a significant portion of a fee is due after its normal payment terms, which are 30 to 90 days from invoice date, the Company accounts for the fee as not being fixed or determinable; in which case, the Company recognizes revenue as the fees become due.

The Company assesses collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. The Company does not typically request collateral from its customers. If the Company determines that collection of a fee is not probable, then the Company will defer the fee and recognize revenue upon receipt of cash.

For arrangements with multiple elements, the Company allocates revenue to each component of the arrangement using the residual value method based on vendor specific objective evidence of the undelivered elements. This means that the Company defers the arrangement fee equivalent to the fair value of the undelivered elements until these elements are delivered.

The Company recognizes revenue for maintenance services ratably over the contract term. The training and consulting services are billed based on hourly rates, and the Company generally recognizes revenue as these services are performed. However, at the time of entering into a transaction, the Company assesses whether or not any services included within the arrangement are essential to the functionality of other elements of the arrangement. If services are determined to be essential to other elements of the arrangement, the Company recognizes the license, consulting and training revenue using the percentage of completion method. The Company estimates the percentage of completion based on its estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete. To date, the amount of revenue recognized under the percentage of completion method has not been significant.

In December 1999, the SEC issued SAB No. 101, which summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 clarified delivery criteria, which affected the Company’s revenue recognition policy. The Company applied the provisions of SAB No. 101 in the quarter ended December 31, 2000, retroactive as of the beginning of the fiscal year. Accordingly, the accompanying consolidated statement of operations for the years ended December 31, 2001 and 2000, are reflected in accordance with SAB No. 101. Had the Company applied the provisions of SAB No. 101 at the beginning of 1999, unaudited pro forma results of operations for 1999 would have been as follows (in thousands, except per share amounts):

1999
Net loss as reported	$(29,934)
Adjustment for the change in accounting principle applied retroactively	2,044

Net loss as adjusted	$(27,890)

Basic and diluted net loss per share as reported	$(0.62)
Effect of change per share	0.04

Basic and diluted net loss per share as adjusted	$(0.58)

The impact of adoption of SAB No. 101 in fiscal 2000 resulted in approximately $4 million of revenue being deferred to future periods. As such, the Company’s net loss for the year ended December 31, 2000, under its revenue recognition policies prior to SAB No. 101 would have been approximately $33 million, and its basic and diluted loss per share would have been $0.65. There was no cumulative effect of this change in accounting principle at the beginning of fiscal 2000.

Allowance for doubtful accounts:    Company’s management must make estimates of the uncollectibility of accounts receivable. Management specifically analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $79 million, net of allowance for doubtful accounts of $6 million as of December 31, 2001.

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

Significant management judgment is required in determination of the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has a valuation allowance of $75 million as of December 31, 2001, due to uncertainties related to the Company’s ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward and research tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods the Company may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

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

Impairment of long lived assets:    The Company’s long lived assets include property and equipment, long term investments, goodwill and other intangible assets. The fair value of the long-term investments is dependent on the performance of the companies in which the Company has invested, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments the Company considers these factors as well as the forecasted financial performance of its investees. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During the year ended December 31, 2001, the Company recognized $2 million of impairment losses related to its long term investments.

In assessing the recoverability of the Company’s goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. The Company will adopt Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” for its fiscal year beginning January 1, 2002 and will be required to analyze its goodwill for impairment issues within the first six months of fiscal 2002 and then on a periodic basis thereafter. The Company has not yet determined whether adoption of SFAS No. 142 will have an impact on its financial results.

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

Results of Operations

The following table sets forth statement of operations data for the three years ended December 31, 2001 expressed as a percentage of total revenues:

	Years Ended December 31,
	2001	2000	1999
Net revenues:
License	24%	36%	15%
Services	59	43	42
Other	17	21	43

Total net revenues	100	100	100

Cost of revenues:
Cost of license revenues	3	3	2
Cost of services revenues	34	28	31
Cost of other revenues	17	17	17

Total cost of revenues	54	48	50

Gross margin	46	52	50
Operating expenses:
Research and development	21	19	18
Selling, general and administrative	50	40	40
Purchased in-process technology	—	1	—
Restructuring charges	10	—	—

Total operating expenses	81	60	58

Loss from operations	(35)	(8)	(8)
Interest and other income	2	5	2
Interest and other expense	(3)	(1)	(3)

Loss before income taxes	(36)	(4)	(9)
Provision (benefit) for income taxes	(1)	2	(3)

Net Loss	(35)%	(6)%	(6)%

Year ended December 31, 2001 Compared to Year ended December 31, 2000

Revenues

The Company markets its products in the United States primarily through its direct sales force and internationally through a direct sales force supplemented by distribution partners in various countries. Net revenues outside of North America as a percentage of total net revenues over the periods presented was 27% in 2001 and 2000.

Net revenues decreased by 24% to $446 million in 2001, from $589 million in 2000. The decrease primarily resulted from the decrease in license and other revenues.

License revenues decreased by 49% to $107 million in 2001, from $209 million in 2000. The decrease in license revenues was primarily due to a global economic downturn resulting in an overall decrease in capital spending by customers. On a forward-looking basis, the Company anticipates that software license revenue will remain relatively flat as a percentage of license and other revenues.

Services revenues increased by 3% to $262 million in 2001, from $255 million in 2000. Service revenues consist primarily of support and maintenance fees, consulting services, and education fees. The increase in services revenues resulted primarily from support and maintenance revenues due to the growth in the installed customer base. On a forward-looking basis, the Company anticipates that service revenue will increase primarily in base support.

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

Gross margin on services revenues increased by 7% points to 42% in 2001 from 35% in 2000. Cost of service revenues consists primarily of employee salaries and benefits, facilities, systems costs to support maintenance, consulting and education. The increase in services margins in 2001 was primarily due to the increase in support and maintenance revenue and decrease in employee salaries and benefits as a result of workforce adjustments made during 2001. On a forward-looking basis, the Company anticipates that services margins will increase as cost reductions take effect and infrastructure investment decisions are postponed.

Gross margin on other revenues decreased by 16% points to 4% in 2001 from 20% in 2000. Cost of other revenues includes labor, materials, overhead, and other directly allocated costs involved in the manufacture and delivery of the products. The decrease in other revenues margins from 2000 to 2001 was primarily due to the decline in hardware margins resulting from the lower overall volume of hardware revenues and the Company’s decision to outsource its manufacturing activities. The Company expects other revenue gross margin to increase.

Operating Expenses

Research and development (“R&D”) expenses relate to the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities, systems costs, consulting expenses and amortization of intangible assets. R&D expenses decreased by 12% to $96 million in 2001, from $109 million in 2000. R&D expenditures reflect the Company’s ongoing efforts to remain competitive through both new product development and expanding capabilities for existing products. The decrease was primarily caused by the decrease in employee salaries and benefits resulting from workforce reductions during 2001 and by the decrease in consulting expenses resulting from savings in costs related to outside services. As a percentage of net revenues, R&D expenses were 21% in 2001 and 19% in 2000. Excluding amortization of intangible assets, R&D expenses were $85 million in 2001, and $100 million in 2000. As a percentage of net revenues, R&D expenses, excluding amortization of intangible assets, were 19% in 2001 and 17% in 2000. The Company anticipates, on a forward-looking basis, that R&D expenses in absolute dollars and as a percentage of revenue will decline due to cost reductions implemented in 2001.

Selling, general and administrative (“SG&A”) expenses consist primarily of employee salaries and benefits, commissions, facilities, systems costs and administrative support. SG&A decreased by 5% to $225 million in 2001, from $235 million in 2000. The decrease was primarily due to decreases in direct sales headcount, sales training efforts, and sales support infrastructure, which resulted from workforce reductions throughout 2001. SG&A expenses as a percentage of net revenues were 50% in 2001 and 40% in 2000. Excluding amortization of intangible assets, SG&A expenses were $209 million in 2001 and $221 million in 2000. As a percentage of net revenues, SG&A expenses, excluding amortization of intangible assets, were 47% in 2001 and 37% in 2000. The Company anticipates, on a forward-looking basis, that SG&A expenses will decline in absolute dollars and as a percentage of revenues, based on the cost reductions implemented in 2001.

Purchased in-process technology represented a non-recurring charge of $5 million in 2000, or $0.10 per share, related to the acquisition of PakNetX. The purchased in-process technology related to the development of Version 4.0 of PakNetX’s integrated contact center solution that had not reached technological feasibility, and therefore successful development was uncertain. During 2000, some components of this technology were incorporated into Aspect products. The development of the remaining components was completed in 2001 and incorporated into additional Aspect products. During 2001 and 2000, we incurred $5 million and $4 million, respectively, in the development of this technology.

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

Interest and other expense increased to $12 million in 2001 from $11 million in 2000 due primarily to an increased loss on foreign currency transactions of $1 million in 2001.

Provision (Benefit) for Income Taxes

In 2001, the Company recorded an income tax benefit at an effective tax rate of 3%, compared with a provision of 52% in 2000. The Company’s 2001 tax rate varies from the statutory rate of 35% due to a valuation allowance being imposed on the current year operating loss. The 2000 tax rate varies from the statutory rate of 35% due to the initial establishment of a full valuation allowance against the Company’s deferred tax assets due to the uncertainty surrounding the eventual realization of such assets. The tax rate in 2000 also reflects the tax effect of nondeductible purchased in-process technology charges from the acquisition of PakNetX Corporation and the amortization of goodwill.

Year ended December 31, 2000 Compared to Year ended December 31, 1999

Revenues

Net revenues outside of North America as a percentage of total net revenues over the periods presented were 27% in 2000 and 28% in 1999.

Net revenues increased by 21% to $589 million in 2000, from $488 million in 1999.

License revenues increased by 180% to $209 million in 2000, from $75 million in 1999. The increase in license revenues for 2000 was primarily due to the growth in software license revenues in North America and large system purchases from government customers.

Services revenues increased by 24% to $255 million in 2000, from $206 million in 1999. Service revenues consist primarily of maintenance and support revenues, consulting services, and educational fees. Growth in services revenues for both periods resulted primarily from the Company’s business model transformation as mentioned above and increases in first year support revenues due to growth in the installed base and the implementation of first year software support.

Other revenues decreased by 40% to $125 million in 2000 from $208 million in 1999. The decrease in other revenues for 2000 was primarily due to the Company’s focus on software solutions.

Gross Margins

Gross margin on license revenues increased by 3% points to 92% in 2000 from 89% in 1999. The increase in license margins from 1999 to 2000 was primarily due to increased demand for the Company’s software products in North America.

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

Operating Expenses

Research and development (“R&D”) expenses increased by 26% to $109 million in 2000 from $87 million in 1999. R&D expenditures reflect the Company’s ongoing efforts to remain competitive through both new product development and expanding capabilities for existing products. The increases across the periods presented primarily reflect the impact of amortization of purchased intangible assets in connection with the acquisitions of PakNetX, Voicetek, and various intellectual property portfolios; and increases in outside services and overall salary expenses. As a percentage of net revenues, R&D expenses were 19% and 18% in 2000 and 1999, respectively. Excluding amortization of intangible assets, R&D expenses were $100 million in 2000 and $83 million in 1999. As a percentage of net revenues, R&D expenses, excluding amortization of intangible assets, were 17% in 2000 and 1999.

Selling, general and administrative (“SG&A”) expenses increased by 18% to $235 million in 2000, from $199 million in 1999. The increase across the periods was primarily due to increases in direct sales headcount, sales training efforts, and sales support infrastructure. The increase was required primarily to support the Company’s transformation initiative. Additionally, the increase in SG&A expenses resulted from the impact of amortization of purchased intangible assets in connection with the PakNetX and Voicetek acquisitions. SG&A expenses as a percentage of net revenues were 40% in 2000 and 1999. Excluding amortization of intangible assets, SG&A expenses were $221 million in 2000 and $188 million in 1999. As a percentage of net revenues, SG&A expenses, excluding amortization of intangible assets, were 37% in 2000 and 38% in 1999.

Interest and Other Income/Expense

Interest and other income increased to $31 million in 2000, from $9 million in 1999. The increase resulted primarily from a pretax gain of $20 million on the sale of marketable equity securities.

Interest and other expense remained virtually unchanged in 2000 from 1999.

Provision (Benefit) for Income Taxes

In 2000, the Company recorded an income tax provision at an effective tax rate of 52%, compared with an income tax benefit at an effective rate of 30% in 1999. The tax rate in 2000 reflects a charge for the establishment of a full valuation allowance against the Company’s deferred tax assets due to the uncertainty surrounding the eventual realization of the benefits of such assets. Additionally, the 2000 and 1999 tax rates vary from the statutory rate of 35% due to nondeductible expenses related to acquisitions (primarily goodwill amortization) and research credits. The tax rate in 2000 also reflects the tax effect of nondeductible purchased in-process technology charges from the acquisition of PakNetX Corporation; and, in 2000 and 1999; the tax rates reflect the tax effect of foreign losses on which no tax benefit can be realized.

Liquidity and Capital Resources

As of December 31, 2001, cash, cash equivalents, and short-term investments totaled $135 million, which represented 27% of total assets, as the Company’s principal source of liquidity. In addition, the Company had restricted cash of $8 million.

The net cash used in operating activities was $35 million in 2001, while net cash provided by operating activities was $2 million in 2000. Net cash used in operating activities in 2001 related primarily to the net loss of $156 million offset by $70 million of depreciation and amortization of goodwill and intangible assets, a $2 million write-down for impairment of short-term investments, a $7 million charge for losses on disposal of property, and a net $28 million cash provided from working capital. The main contributors to the $28 million cash provided through working capital were the $52 million decrease in accounts receivable resulting from improved collection efforts, which was offset by $26 million resulting from an increased level of payments to vendors. Non-cash interest expense on convertible subordinated debentures of $11 million and an additional $3 million of non cash changes in deferred taxes were reported as offsets to the net cash used.

The net cash used in investing activities was $24 million in 2001 compared to $17 million in 2000. Net cash used in investing activities in 2001 related primarily to property and equipment purchases of $50 million, specifically the Company’s new San Jose headquarters building, which were offset by net proceeds from maturities of short-term investments of $26 million. The Company currently anticipates lower spending levels for capital equipment in 2002.

The net cash provided by financing activities was $48 million in 2001 compared to $12 million in 2000. Net cash provided by financing activities in 2001 resulted from net borrowings of $43 million and common stock issuances of $5 million, relating to exercises of stock options and common stock issuances.

At December 31, 2000, the principal source of liquidity consisted of cash, cash equivalents, short-term investments, and marketable equity securities totaling $181 million, which represented 29% of total assets. The fair market value of the marketable equity securities was $10 million. These securities were subsequently sold in 2001 for less than the fair market value at December 31, 2000.

The primary sources of cash during 2000 were net sales of short-term investments of $105 million, proceeds from the issuance of common stock under various stock plans of $39 million, and $2 million generated from operating activities. The primary uses of cash during 2000 were $66 million for the purchase of property and equipment, $55 million paid to acquire PakNetX and $25 million for repurchase of our common stock. In August 2000, the Company’s Board of Directors approved a stock repurchase program to acquire up to 5 million shares of its common stock. Through December 31, 2001, 1,350,000 shares have been repurchased at a weighted average price of $18.56 per share. All shares repurchased have been retired. No additional shares were repurchased in 2001.

The Company incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. The fair market value of these zero coupon convertible subordinated debentures at December 31, 2001 was approximately $137 million as compared to an accreted value or book value of $184 million. The convertible subordinated debentures can be put to the Company on August 10, 2003, the exercise of this put could require the Company to pay for the then accreted value of approximately $201 million in stock, cash or any combination thereof, at the Company’s discretion.

On June 19, 2001, the Company obtained a secured line of credit with a US commercial bank in the amount of $20 million, which bears interest at the Company’s choice of either the bank’s prime rate (4.75% at December 31, 2001) or LIBOR (1.93% at December 31, 2001) + 1.75%. The Company also obtained a secured equipment line of $5 million with the same bank, which bears interest at the Company’s choice of either the bank’s prime rate or LIBOR + 2.00%. Both credit facilities are secured by a general lien on all Company assets, excluding real estate property. Borrowings under the $20 million line of credit are available for one year from the date of the agreement. Borrowings under the equipment line were available through December 2001, at which time all borrowings thereunder became term notes, which are payable in equal monthly installments, including interest, over three years. At December 31, 2001, the Company had $15 million outstanding under the credit facility and $5 million outstanding under the equipment line. The Company was in compliance with all related covenants and restrictions at December 31, 2001. The financial covenants include adjusted tangible net worth, quick ratio, earnings before interest expense, income taxes, depreciation and amortization (EBITDA), unrestricted cash, and leverage ratio. Additionally, there is a covenant that requires the Company to obtain the written consent of the lender prior to repurchasing any convertible subordinated debentures.

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

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Lines of Credit	$15,004	$15,004	$—	$—	$—
Long Term Debt	27,682	2,191	4,079	1,238	20,174
Capital Lease Obligations	1,027	719	308	—	—
Operating Leases	150,324	20,027	37,208	30,774	62,315

Total Contractual Cash Obligations	$194,037	$37,941	$41,595	$32,012	$82,489

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Standby Letters of Credit	$7,800	$4,800	$3,000	$—	$—
Other Commercial Commitments	342,232	52,943	84,322	74,108	130,859

Total Commercial Commitments	$350,032	$57,743	$87,322	$74,108	$130,859

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

The Company is currently in an arbitration proceeding in the United Kingdom which relates to a dispute between the Company and Universities Superannuation Scheme Limited (“USS”) regarding an Agreement to Lease between the Company and USS. USS is seeking specific performance by the Company of the Agreement to Lease and damages in excess of 50,000 British pounds (approximately US $75,000 at December 31, 2001). In July 2001, the High Court of Justice, Chancery Division in the United Kingdom granted a stay of the proceedings and the dispute was referred to arbitration. In February 2002, the arbitrator ordered the Company to specifically perform the Agreement to Lease and to pay currently outstanding rent, service charges and the rent deposit. The amount of the rent deposit is approximately $6 million. On February 28, 2002, the Company filed an appeal of the arbitrator’s order with the High Court of Justice, Queen’s Bench Division, Commercial Court in the United Kingdom. The Company’s current estimate of its obligation relating to the lease is $9.4 million through the second quarter of 2006 which has been included in its restructuring accrual at December 31, 2001. The maximum obligation under the lease is estimated to be $31.5 million payable over 15 years. The Company will have to provide a deposit of $6 million in the event that it cannot secure a guarantee with a financial institution in the United Kingdom.

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

New Accounting Pronouncements

SFAS 133

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. Adoption of SFAS 133 did not have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

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

SFAS 142

In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Aspect will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will no longer amortize goodwill, and assembled workforce with a net carrying value of approximately $54 million at December 31, 2001. The annual amortization of $14 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141 will cease. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test to determine the impact. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. The Company has not determined whether adoption of SFAS No. 142 will have an impact on its financial results.

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

RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. You should read the cautionary statements in this document, wherever they appear, as applying to all related forward-looking statements. Our actual results may differ materially from our projections due to, among other things, the occurrence of the risks described in detail below:

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

•	legislation may lead to an increase in our costs related to audits in particular and regulatory compliance generally

•	legislation may force us to seek other service providers for non-audit-related services, which may raise costs

•	liability fears may further increase insurance costs

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

Financial/Capital Market Risks

Our Debt and Debt Service Obligations Are Significant:    We incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. The fair market value of our zero coupon convertible subordinated debentures at December 31, 2001 was approximately $134 million as compared to an accreted value or book value of $184 million. The convertible subordinated debentures can be put to the Company on August 10, 2003, the exercise of this put could require the Company to pay the then accreted value of approximately $201 million in stock, cash or any combination thereof, at the Company’s discretion. If the Company had to convert these debentures to equity on August 10, 2003 at the then accreted value of approximately $201 million using the ending stock price of the Company’s common stock on December 31, 2001 of $3.88 per share, this conversion would require the Company to issue approximately 51.8 million shares of its common stock, resulting in significant dilution to the Company’s stockholders.

We obtained a secured line of credit and an equipment line totaling $25 million in June 2001. We had $15 million outstanding under the credit facility and $5 million under the equipment line at December 31, 2001. We obtained a loan totaling $25 million in October 2001 secured by our buildings in San Jose. We had $23 million outstanding under the loan at December 31, 2001. This debt resulted in a ratio of long-term debt to total shareholders’ equity of approximately 167% at December 31, 2001.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk from fluctuations in foreign currency exchange rates and interest rates. We manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of non-performance by any one institution on any financial instrument. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates, and, to a lesser extent, commodity prices could cause significant changes. These changes could affect costs to manufacture and deliver our products and our customers’ buying practices. We have not substantially changed our risk management practices during 2001 and do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our risk management practices.

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

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of Aspect Communications Corporation:

We have audited the accompanying consolidated balance sheets of Aspect Communications Corporation and its subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits of the financial statements also included the financial statement schedule of Aspect Communications Corporation, listed in Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 21, the accompanying consolidated financial statements have been restated.

Deloitte & Touche LLP

San Jose, California
January 21, 2002 (March 9, 2002 as to Note 20 and November 14, 2002 as to Note 21)

ASPECT COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2001	2000
	(As Restated, see Note 21)	(As Restated, see Note 21)
ASSETS
Current assets:
Cash and cash equivalents	$72,564	$84,544
Short-term investments	62,585	86,869
Marketable equity securities	—	9,545
Accounts receivable (net of allowance for doubtful accounts: $5,987 in 2001 and $8,635 in 2000)	79,463	133,805
Inventories	12,044	19,940
Other current assets	23,360	26,925

Total current assets	250,016	361,628
Property and equipment, net	111,319	108,289
Intangible assets, net	115,369	146,394
Other assets	18,334	15,625

Total assets	$495,038	$631,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$17,851	$499
Accounts payable	5,988	33,553
Accrued compensation and related benefits	18,916	28,483
Other accrued liabilities	70,378	66,598
Deferred revenue	29,776	45,041

Total current liabilities	142,909	174,174
Long term borrowings	25,790	852
Deferred taxes	3,944	3,394
Other long term liabilities	13,324	—
Convertible subordinated debentures	183,577	173,041

Commitments (Note 13)

Shareholders’ equity:
Preferred stock, $.01 par value: 2,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value: 100,000,000 shares authorized, shares outstanding: 51,889,454 in 2001 and 51,125,114 in 2000	195,663	190,947
Deferred stock compensation	(1,147)	(2,421)
Accumulated other comprehensive income (loss)	(1,995)	2,726
Retained earnings (accumulated deficit)	(67,027)	89,223

Total shareholders’ equity	125,494	280,475

Total liabilities and shareholders’ equity	$495,038	$631,936

See Notes to Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31
	2001	2000	1999
	(As Restated, see Note 21)	(As Restated, see Note 21)	(As Restated, see Note 21)
Net revenues:
License	$106,531	$209,497	$74,789
Services	261,948	254,736	205,943
Other	77,294	125,073	207,553

Total net revenues	445,773	589,306	488,285

Cost of revenues:
Cost of license revenues	13,721	17,555	7,999
Cost of services revenues	150,959	166,323	150,178
Cost of other revenues	73,980	100,347	84,992

Total cost of revenues	238,660	284,225	243,169

Gross margin	207,113	305,081	245,116
Operating expenses:
Research and development	96,003	109,427	86,890
Selling, general and administrative	224,532	235,457	199,050
Purchased in-process technology	—	5,018	—
Restructuring charges	43,951	—	—

Total operating expenses	364,486	349,902	285,940

Loss from operations	(157,373)	(44,821)	(40,824)
Interest and other income	8,715	31,247	8,877
Interest and other expense	(12,090)	(11,024)	(11,043)

Loss before income taxes	(160,748)	(24,598)	(42,990)
Provision (benefit) for income taxes	(4,498)	12,690	(13,056)

Net loss	$(156,250)	$(37,288)	$(29,934)

Basic and diluted net loss per share	$(3.03)	$(0.73)	$(0.62)
Weighted average shares outstanding, basic and diluted	51,530	51,166	48,375

See Notes to Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Shares	Amount				Total
Balances, January 1, 1999	49,309,383	$142,132	$—	$(420)	$156,445	$298,157

Comprehensive income:
Net loss (As Restated, see Note 21)	—	—	—	—	(29,934)	(29,934)
Unrealized gain on securities, net of reclassification adjustment (net of tax of $32,076)	—	—	—	50,170	—	50,170
Translation adjustments (net of tax of $909)	—	—	—	(1,422)	—	(1,422)

Comprehensive income (As Restated, see Note 21)	—	—	—	—	—	18,814

Issuance of common stock under various stock purchase and option plans	3,142,920	26,850	—	—	—	26,850
Income tax benefit for employee stock option transactions	—	8,003	—	—	—	8,003
Stock repurchased under stock repurchase program	(2,990,000)	(21,708)	—	—	—	(21,708)

Balances, December 31, 1999 (As Restated, see Note 21)	49,462,303	155,277	—	48,328	126,511	330,116

Comprehensive loss:
Net loss (As Restated, see Note 21)	—	—	—	—	(37,288)	(37,288)
Unrealized loss on securities, net of reclassification adjustment (net of tax of $28,926)	—	—	—	(45,244)	—	(45,244)
Translation adjustments (net of tax of $218)	—	—	—	(358)	—	(358)

Comprehensive loss (As Restated, see Note 21)	—	—	—	—	—	(82,890)

Issuance of common stock under various stock purchase and option plans	2,860,811	39,097	—	—	—	39,097
Issuance of restricted stock, net of forfeitures	152,000	2,812	(2,812)	—	—	—
Value of stock options issued in PakNetX acquisition	—	10,422	—	—	—	10,422
Amortization of deferred stock compensation	—	—	391	—	—	391
Income tax benefit for employee stock option transactions	—	8,396	—	—	—	8,396
Stock repurchased under stock repurchase program	(1,350,000)	(25,057)	—	—	—	(25,057)

Balances, December 31, 2000 (As Restated, see Note 21)	51,125,114	190,947	(2,421)	2,726	89,223	280,475

Comprehensive income:
Net loss (As Restated, see Note 21)	—	—	—	—	(156,250)	(156,250)
Unrealized loss on securities, net of reclassification adjustment (net of tax of $3,016)	—	—	—	(4,717)	—	(4,717)
Translation adjustments (net of tax of $2)	—	—	—	(4)	—	(4)

Comprehensive loss (As Restated, see Note 21)	—	—	—	—	—	(160,971)

Issuance of common stock under various stock purchase and option plans	798,890	5,355	—	—	—	5,355
Forfeitures of restricted stock, net of issuances	(34,550)	(639)	639	—	—	—
Amortization of deferred stock compensation	—	—	635	—	—	635

Balances, December 31, 2001 (As Restated, see Note 21)	51,889,454	$195,663	$(1,147)	$(1,995)	$(67,027)	$125,494

See Notes to Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31
	2001	2000	1999
	(As Restated, see Note 21)	(As Restated, see Note 21)	(As Restated, see Note 21)
Cash flows from operating activities:
Net loss	$(156,250)	$(37,288)	$(29,934)
Reconciliation of net loss to cash provided by (used in) operating activities:
Depreciation	39,357	35,893	23,087
Amortization of intangible assets	31,034	29,360	20,341
Amortization of deferred stock compensation	635	391	—
Purchased in-process technology	—	5,018	—
Gain on the sale of equity securities	(563)	(20,402)	—
Impairment of short-term investments	2,441	—	—
Loss on disposal of property	6,859	—	—
Noncash interest expense on debentures	10,536	9,934	9,363
Deferred taxes	3,016	(4,387)	(5,749)
Changes in assets and liabilities; net of effects from companies acquired in 2000:
Accounts receivable	52,332	(59,591)	53,196
Inventories	8,282	(3,479)	2,129
Other current assets and other assets	5,687	(3,424)	5,375
Accounts payable	(26,192)	18,651	(3,749)
Accrued compensation and related benefits	(9,419)	2,110	12,688
Other accrued liabilities	11,932	20,657	(10,316)
Deferred revenue	(15,034)	8,609	9,539

Net cash provided by (used in) operating activities	(35,347)	2,052	85,970

Cash flows from investing activities:
Short-term investment purchases	(133,032)	(273,941)	(279,513)
Short-term investment sales and maturities	158,690	378,591	239,615
Acquisition of intellectual property	—	(200)	—
Property and equipment purchases	(49,950)	(66,093)	(33,292)
Purchase of company, net of cash acquired	—	(55,203)	—

Net cash used in investing activities	(24,292)	(16,846)	(73,190)

Cash flows from financing activities:
Repurchase of common stock	—	(25,057)	(21,708)
Other common stock transactions, net	5,355	39,097	26,849
Payments on capital lease obligations	(396)	(245)	—
Payments on notes payable	—	(1,676)	(1,624)
Net proceeds from issuance of debt obligations	42,674	—	—

Net cash provided by financing activities	47,633	12,119	3,517

Effect of exchange rate changes on cash and cash equivalents	26	2,393	1,458

Increase (decrease) in cash and cash equivalents	(11,980)	(282)	17,755

Cash and cash equivalents:
Beginning of year	84,544	84,826	67,071

End of year	$72,564	$84,544	$84,826

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,443	$3,708	$2,529
Cash paid for interest	$741	$93	—
Supplemental schedule of noncash investing and financing activities:
Stock options issued in conjunction with acquisitions	$—	$10,422	$—
Property acquired under capital lease	$—	$1,596	$—

See Notes to Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Organization and Significant Accounting Policies

Organization

Aspect Communications Corporation (Aspect or the Company) is a leading provider of business communications solutions that help companies improve customer satisfaction, reduce operating costs, gather market intelligence and increase revenue. Aspect provides the mission-critical software platform, development environment and applications that seamlessly integrate traditional telephony, e-mail, voicemail, web, fax, wireless business communications, and voice-over-IP while providing investment protection in a company’s data and telephony infrastructures.

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

Investments

The Company has classified all of its marketable equity securities as available-for-sale. While the Company may hold debt securities to maturity, the Company has classified all debt securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. The carrying value of all securities is adjusted to fair market value, with unrealized gains and losses, net of deferred taxes, being excluded from earnings and reported as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity. Cost is based on the specific identification method for purposes of computing realized gains or losses. At December 31, 2001, the Company had no investments in marketable equity securities.

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

Machinery and Equipment	2-7 years
Buildings and Improvements	15-30 years

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

The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and provisions of Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements” to all transactions involving the sale of software products and hardware.

The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. Delivery generally occurs when product is delivered to a common carrier.

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

The Company recognizes revenue for maintenance services ratably over the contract term. The training and consulting services are billed based on hourly rates, and the Company generally recognizes revenue as these services are performed. However, at the time of entering into a transaction, the Company assesses whether or not any services included within the arrangement are essential to the functionality of other elements of the arrangement. If services are determined to be essential to other elements of the arrangement, the Company recognizes the license, consulting and training revenues using the percentage of completion method. The Company estimates the percentage of completion based on its estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete. To date, the amount of revenue recognized under the percentage of completion method has not been significant.

In December 1999, the Securities and Exchange Commission (SEC) issued SAB No. 101, which summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 clarified delivery criteria, which affected the Company’s revenue recognition policy. The Company applied the provisions of SAB No. 101 in the quarter ended December 31, 2000, retroactive as of the beginning of the fiscal year. Accordingly, the accompanying consolidated statement of operations for the years ended December 31, 2001 and 2000, are reflected in accordance with SAB No. 101. Had the Company applied the provisions of SAB No. 101 at the beginning of 1999, unaudited pro forma results of operations for 1999 would have been as follows (in thousands, except per share amounts):

1999
Net loss as reported	$(29,934)
Adjustment for the change in accounting principle applied retroactively	2,044

Net loss as adjusted	$(27,890)

Basic and diluted net loss per share as reported	$(0.62)
Effect of change per share	0.04

Basic and diluted net loss per share as adjusted	$(0.58)

The impact of adoption of SAB No. 101 in fiscal 2000 resulted in approximately $4 million of revenue being deferred to future periods. As such, the Company’s net loss for the year ended December 31, 2000, under its revenue recognition policies prior to SAB No. 101 would have been approximately $33 million, and its basic and diluted loss per share would have been $0.65. There was no cumulative effect of this change in accounting principle at the beginning of fiscal 2000.

Deferred Revenue

Deferred revenue primarily represents payments received from customers for maintenance support or products prior to revenue recognition.

Software Development Costs

The costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed.” Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2001, 2000, and 1999, were approximately $9 million, $8 million, and $10 million, respectively.

Stock-Based Compensation

In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company continues to apply Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option awards.

Per Share Information

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share further include the dilutive impact, if any, of stock options and restricted stock awards.

Foreign Currency Translation and Foreign Exchange Transactions

Operations of the Company’s foreign subsidiaries are measured using local currencies as the functional currency for each subsidiary. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect as of the balance sheet dates, and results of operations for each subsidiary are translated using the average rates in effect for the periods presented. Translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity. The loss from foreign currency transactions was approximately $1.4 million in 2001 and was not material for 2000 and 1999.

The Company enters into forward foreign exchange contracts that are designed to hedge intercompany account balances. Market value gains and losses on these contracts substantially offset foreign exchange gains or losses on the balances being hedged.

Concentration of Credit Risks

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Cash and cash equivalents are held primarily with three financial institutions and consist primarily of commercial paper and cash in bank accounts. The Company’s short-term investments are managed primarily by two money managers and consist of corporate notes and bonds, municipal bonds, and government treasury notes. The Company has an Investment Committee that oversees compliance with the established investment policies. The Company sells its products primarily to large organizations in diversified industries worldwide. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains an allowance for doubtful accounts based on an assessment of the collectibility of such accounts.

Employee Benefit Plan

Qualified employees are eligible to participate in the Company’s 401(k) tax-deferred savings plan. Participants may contribute up to 17% of their eligible earnings (up to a maximum contribution of $10,500 in 2001) to this plan, for which the Company, at the discretion of the Board of Directors and within certain limitations, may make matching contributions and discretionary contributions. The Company temporarily suspended matching contributions in 2001. Contributions made by the Company to the plan were approximately $1 million in 2001, $3 million in 2000, and $3 million in 1999.

Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31 is comprised of (in thousands):

	2001	2000	1999
Accumulated unrealized gains on available-for-sale securities, net	$603	$5,320	$50,564
Accumulated translation adjustments, net	(2,598)	(2,594)	(2,236)

Accumulated other comprehensive income (loss)	$(1,995)	$2,726	$48,328

The reclassification adjustment, net of taxes, relating to unrealized gains and losses on securities is comprised of (in thousands):

	2001	2000	1999
Unrealized holding gains (losses) arising during the period	$(4,374)	$(32,799)	$50,170
Less: reclassification adjustment for gains included in net loss	(343)	(12,445)	—

Net unrealized gain (loss) on securities	$(4,717)	$(45,244)	$50,170

New Accounting Pronouncements

SFAS 133

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. Adoption of SFAS 133 did not have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

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

SFAS 142

In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will no longer amortize its goodwill and assembled workforce with a net carrying value of approximately $54 million at December 31, 2001. The annual amortization of $14 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141 will cease. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test to determine the impact. Any transitional impairment loss will be recognized as a change in accounting principle on the date of adoption. The Company has not determined whether adoption of SFAS No. 142 will have an impact on its financial results.

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

Note 2:    Business Combinations and Other Acquisitions

On February 18, 2000, the Company acquired privately held PakNetX Corporation (PakNetX), an eBusiness software provider based in Salem, New Hampshire. The transaction enabled Aspect to integrate multimedia-over-IP technology into its flagship customer relationship portal software and strengthen the Company’s CRM market position. The transaction was accounted for as a purchase and resulted in a one-time charge of approximately $5 million related to in-process technology in the quarter ended March 31, 2000. The Company initially paid approximately $55 million in cash for all the outstanding common and preferred shares and warrants of PakNetX. In addition, Aspect assumed the existing PakNetX stock option plan and converted PakNetX stock options into options to purchase approximately 160,000 shares of Aspect common stock with a fair value of approximately $10 million and incurred transaction costs of approximately $2 million. The historical operations of PakNetX are not material to the financial position or results of operations of the Company.

The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired including purchased in-process technology are summarized as follows (in thousands):

Total purchase price:		Purchase price allocation:			Amortization period (years)
Total cash consideration	$54,948	Tangible assets	$301
Value of options assumed	10,422	Intangible assets:
Transaction costs	1,850	Developed and core technology	41,466	7
		Assembled workforce	567	4
		Testing tools	518	4
		Goodwill	34,018	7
		In-process technology	5,018	Expensed
		Tangible liabilities	(1,790)
		Deferred tax liabilities	(12,878)

	$67,220		$67,220

As noted above, Aspect recorded a one-time charge of approximately $5 million in the first quarter of 2000 for purchased in-process technology that had not reached technological feasibility and had no alternative future use. The purchased in-process technology related to the development of Version 4.0 of PakNetX’s integrated contact center solution that had not reached technological feasibility, and therefore successful development was uncertain. During 2000, some components of this technology were incorporated into Aspect products. The development of the remaining components was completed in 2001 and incorporated into additional Aspect products. During 2001 and 2000, we incurred $5 million and $4 million, respectively, in the development of this technology. The Company will no longer amortize goodwill and assembled workforce beginning in 2002.

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

Note 3:    Investments

Short-term investments in marketable debt and equity securities at December 31 consist of the following (in thousands):

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate notes and bonds	$40,187	$731	$(62)	$40,856
Government obligations	21,414	315	—	21,729

Total	$61,601	$1,046	$(62)	$62,585

	2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate notes and bonds	$27,889	$139	$(37)	$27,991
Municipal obligations	37,361	253	—	37,614
Government obligations	21,211	61	(8)	21,264

Total short-term investments	86,461	453	(45)	86,869
Marketable equity securities	1,233	8,312	—	9,545

Total	$87,694	$8,765	$(45)	$96,414

The maturity of short-term investments in marketable debt securities at December 31, 2001, was as follows (in thousands):

	Market Value
	Within One Year	One to Three Years
Corporate notes and bonds	$7,832	$33,024
Government obligations	891	20,838

Total	$8,723	$53,862

During 2001 and 2000, the Company realized pretax gains of approximately $563,000 (cost basis of approximately $1 million) and $20 million (cost basis of approximately $2 million), respectively, on the sale of appreciated marketable equity securities.

Note 4:    Fair Value of Financial Instruments

The following summary disclosures are made in accordance with the provisions of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” which requires the disclosure of fair value information about both on- and off-balance sheet financial instruments where it is practicable to estimate the value. Fair value is defined in SFAS No. 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

Amounts at December 31 consist of (in thousands):

	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$72,564	$72,564	$84,544	$84,544
Short-term investments	62,585	62,585	86,869	86,869
Marketable equity securities	—	—	9,545	9,545
Other investments in equity securities	9,009	9,009	10,450	10,450
Liabilities:
Borrowings	43,641	43,641	1,351	1,351

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

Note 5:    Inventories

Inventories at December 31 consist of (in thousands):

	2001	2000
Raw materials	$8,492	$14,779
Work in progress	2,173	3,404
Finished goods	1,379	1,757

Total	$12,044	$19,940

Note 6:    Other Current Assets

Other assets at December 31 consist of (in thousands):

	2001	2000
Prepaid expenses	$10,412	$10,143
Other receivables	4,304	13,388
Deferred tax asset	3,944	3,394
Restricted Cash	4,700	—

Total	$23,360	$26,925

Note 7:    Property and Equipment

Property and equipment at December 31 consist of (in thousands):

	2001	2000
Land	$3,914	$3,914
Buildings and improvements	42,606	12,315
Computer and development equipment	143,327	133,490
Field spares	21,745	21,524
Office equipment	36,461	31,664
Leasehold improvements	21,881	23,083
Construction in progress	3,591	15,375

Total	273,525	241,365
Accumulated depreciation and amortization	(162,206)	(133,076)

Property and equipment, net	$111,319	$108,289

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

Note 8:    Intangible Assets

Intangible assets at December 31 consist of (in thousands):

	2001	2000
Goodwill, net	$54,138	$66,727
Other intangible assets, net	61,231	79,667

Total intangible assets, net	$115,369	$146,394

Other intangible assets include purchased existing technology, intellectual property, customer relationships and sales channels. Accumulated amortization at December 31, 2001 and 2000, was approximately $105 million and $74 million, respectively.

Note 9:    Other Accrued Liabilities

Other accrued liabilities at December 31 consist of (in thousands):

	2001	2000
Accrued sales and use taxes	$6,986	$11,854
Accrued restructuring	16,835	—
Accrued income taxes	10,520	16,590
Other accrued liabilities	36,037	38,154

Total	$70,378	$66,598

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

Note 11:    Convertible Subordinated Debentures and Notes Payable

In August 1998, the Company completed a private placement of approximately $150 million ($490 million principal amount at maturity) of zero coupon convertible subordinated debentures due 2018. The debentures are priced at a yield to maturity of 6% per annum and are convertible into the Company’s common stock anytime prior to maturity at a conversion rate of 8.713 shares per $1,000 principal amount at maturity. Holders can require the Company to repurchase the debentures on August 10, 2003, August 10, 2008, and August 10, 2013, for cash; or at the election of the Company, for the Company’s common stock, if certain conditions are met. If the Company had to convert the debentures to equity on August 10, 2003 at the then accreted value of approximately $201 million using the ending stock price on December 31, 2001 of $3.88 per share, the Company would issue an additional 51.8 million common shares. The debentures are not secured by any of the Company’s assets and are subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to the debt of Aspect’s subsidiaries. At December 31, 2001 and 2000, debt issuance costs of approximately $1.5 million and $2.4 million, respectively, net of amortization of approximately $3.1 million and $2.2 million, respectively, are included in other assets in the consolidated balance sheets and are being amortized over the 5-year period from the issuance date to the first put date. At December 31, 2001, the fair market value of the convertible subordinated debentures was $137 million. See Note 20 regarding the Company’s repurchase of a portion of the convertible subordinated debentures in 2002.

Note 12:    Lines of Credit and Borrowings

On June 19, 2001, the Company obtained a secured line of credit with a US commercial bank in the amount of $20 million, which bears interest at the Company’s choice of either the bank’s prime rate (4.75% at December 31, 2001) or LIBOR (1.93% at December 31, 2001) + 1.75%. The Company also obtained a secured equipment line of $5 million with the same bank, which bears interest at the Company’s choice of either the bank’s prime rate or LIBOR + 2.00%. Both credit facilities are secured by a general lien on all Company assets, excluding real property. Borrowings under the $20 million line of credit are available for one year from the date of the agreement. Borrowings under the equipment line were available through December 2001, at which time all borrowings thereunder become term notes, which are payable in equal monthly installments, including interest, over three years. At December 31, 2001, the Company had $15 million outstanding under the credit facility and $5 million outstanding under the equipment line. The Company was in compliance with all related covenants and restrictions at December 31, 2001. The financial covenants include adjusted tangible net worth, quick ratio, earnings before interest expense, income taxes, depreciation and amortization (EBITDA), unrestricted cash, and leverage ratio. Additionally, there is a covenant that requires the Company to obtain the written consent of the lender prior to repurchasing any convertible subordinated debentures.

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

Future minimum payments under the lines of borrowings as of December 31, 2001 are as follows (in thousands):

2002	$17,195
2003	2,172
2004	1,907
2005	594
2006	644
2007 and thereafter	20,174

Total payments	$42,686

Note 13:    Commitments

The Company leases its facilities and certain equipment under non-cancelable capital and operating leases. Future minimum lease payments under such capital and operating leases and the present value of minimum lease payments under capital leases as of December 31, 2001 are as follows (in thousands):

	Capital	Operating
2002	$719	$20,027
2003	308	19,188
2004	—	18,020
2005	—	17,921
2006	—	12,853
2007 and thereafter	—	62,315

Future minimum lease payments	1,027	$150,324

Amounts representing interest (10%)	(72)

Present value of future minimum lease payments	955
Current portion	(656)

Capital lease obligations	$299

Rent expense incurred under the operating leases was approximately $15 million, $11 million, and $12 million, in 2001, 2000, and 1999, respectively. Rent expense under the facilities leases is recognized on a straight-line basis over the term of the lease.

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

Note 14:    Shareholders’ Equity

Stock Option Plans

Under the Company’s stock option plans, incentive and non-qualified stock options may be granted to employees, officers, and directors. All options are granted at fair market value. Options granted to non-directors vest and become exercisable as determined by the Board of Directors (generally over one to four years) and typically expire seven to ten years after the date of grant. Options granted to outside directors vest and become exercisable over four years and expire ten years after the date of grant.

A summary of stock option activity follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding as of January 1, 1999 (3,967,930 stock options exercisable at a weighted average exercise price of $11.05)	10,528,842	$15.55
Granted	5,310,584	11.41
Canceled	(3,221,773)	16.69
Exercised	(2,192,175)	9.87

Outstanding as of December 31, 1999 (3,009,237 stock options exercisable at a weighted average exercise price of $14.87)	10,425,478	14.28
Granted	7,085,476	28.36
Canceled	(2,181,687)	22.07
Exercised	(2,425,939)	13.63

Outstanding as of December 31, 2000 (4,576,691 stock options exercisable at a weighted average exercise price of $14.18)	12,903,328	20.82
Granted	7,101,150	4.90
Canceled	(9,307,526)	22.25
Exercised	(285,062)	4.97

Outstanding, as of December 31, 2001	10,411,890	$9.12

The following table summarizes information about stock options outstanding at December 31, 2001:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.80 – $ 2.96	4,082,804	7.77	$2.90	1,470,238	$2.95
3.14 – 6.99	1,682,576	9.07	6.15	66,473	5.76
7.00 – 10.75	1,855,419	7.48	9.13	1,027,397	8.73
10.94 – 13.94	1,034,333	7.74	12.79	556,452	13.21
14.06 – 24.31	1,249,250	7.13	18.12	793,064	18.03
24.75 – 36.38	256,908	7.74	32.21	121,350	31.41
37.63 – 51.94	238,450	7.90	45.46	111,541	45.54
59.56 – 62.44	12,150	8.17	61.93	5,361	61.91

$ 0.80 – $62.44	10,411,890	7.85	$9.12	4,151,876	$10.73

At December 31, 2001, 5,207,360 shares were available for future grant under the Company’s stock option plans.

2001 Stock Option Exchange Program

In April 2001, the Company’s Board of Directors approved the 2001 Stock Option Exchange Program. Under this program, eligible employees could elect, by June 19, 2001, to exchange their existing options for new options to purchase the same number of shares of the Company’s common stock, but with a grant date of December 20, 2001. Employees accepting the exchange offer were also required to exchange all options granted within six months of the exchange offer. The new options were issued from the Company’s 1996 Employee Stock Option Plan and were nonstatutory stock options. The individuals that participated in this program were required to be employees of the Company on the re-grant date to be eligible to receive the new stock options. Executive officers were not eligible to participate in the program. No consideration for the canceled stock options was provided to individuals terminating employment prior to the re-grant date. The new grants have an exercise price of $2.96, the closing sale price of the Company’s common stock on December 20, 2001, the date of re-grant. The new stock options vest on the same schedule as the canceled options; provided, however, that vesting was suspended from the June 19, 2001 cancellation date until December 20, 2001, the new grant date. The new stock options have the same expiration date as the cancelled options.

At the expiration date of this program, June 19, 2001, the Company had accepted for exchange options to purchase 4,327,897 shares of common stock, representing approximately 48% of the options that were eligible to be tendered. Upon the terms and subject to the conditions of the program, the Company granted new options to purchase an aggregate of 3,446,311 shares of the Company’s common stock on December 20, 2001.

Stock Repurchase Program

In August 2000, the Company’s Board of Directors approved a stock repurchase program to acquire up to 5 million shares of its common stock. Through December 31, 2001, the Company repurchased 1,350,000 shares in 2000 at a weighted average acquisition price of $18.56 per share. All shares repurchased have been retired. No additional shares were repurchased in 2001.

In October 1998, the Company’s Board of Directors approved a stock repurchase program to acquire up to 5 million shares of its common stock. A total of 5 million shares at a weighted average acquisition price of approximately $10.66 have been repurchased under this program, including 2,990,000 shares in 1999 at a weighted average exercise price of approximately $7.26 per share. The Company completed this program in June 1999 and all shares repurchased have been retired.

Shareholder Rights Plan

On May 11, 1999, the Company’s Board of Directors declared a dividend of one preferred share purchase right (Right) for each outstanding share of common stock, $0.01 par value, of the Company. The dividend was payable on May 26, 1999 to shareholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one thousandth of a share of Series A Participating Preferred Stock, $0.01 par value, of the Company, subject to adjustment, at a price of $80.00 per one-thousandth of a share, subject to adjustment. The rights are not exercisable until ten days after a person or group announces acquisition of 15% or more of the Company’s common stock or tenders such an offer. The rights expire on May 11, 2009. The description and terms of the Rights are set forth in a Preferred Shares Rights Agreement dated December 12, 2001.

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

Shares Reserved for Issuance

At December 31, 2001, the Company had reserved shares of common stock for issuance as follows:

Stock option plans	15,619,250
Stock purchase plans	2,066,380
Other stock plans	14,010

17,699,640

In addition, the Company may need to reserve additional shares in the future for the issuance of common stock in connection with the conversion of any convertible subordinated debentures.

Restricted Stock Issuance

In July 2000, the Company’s Board of Directors amended the 1996 Employee Stock Option Plan and granted 165,000 shares of restricted stock to specific employees. If an employee terminates before the third anniversary of the grant date, that employee’s restricted common shares are subject to forfeiture. As of December 31, 2001, 47,550 shares were forfeited. The Company recorded a deferred stock compensation charge of approximately $3 million for the fair value of the common shares on the issuance date and amortizes the amount, net of forfeitures, over the three-year vesting period.

Stock-Based Compensation

The Company utilizes stock options to attract new employees and retain existing employees. Such options provide the grantee an opportunity to purchase the Company’s common stock at the fair market value of such shares as of the date of grant, pursuant to a vesting period. The options expire based on the earlier of the employee’s termination date or typically ten years from the grant date. SFAS No. 123 requires that the fair value of stock-based awards to employees be calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock-based awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management believes that the pro forma amounts below, which are based on the methodology required under SFAS No. 123, do not necessarily provide a reliable single measure of the fair value of the Company’s stock-based awards.

The fair value of each option grant (estimated on the date of grant) was estimated using the Black-Scholes model with the following assumptions:

	Year ended December 31,
	2001	2000	1999
Employee Stock Options
Expected life from vest date (in months)	8	9	14
Stock volatility	104%	88%	74%
Risk-free interest rate	4%	6%	5%
Dividend yield	—	—	—
Weighted-average fair value	$3.96	$23.10	$7.90
Employee Stock Purchase Plan
Expected life from vest date (in months)	6	6	6
Stock volatility	117%	122%	94%
Risk-free interest rate	4%	5%	5%
Dividend yield	—	—	—
Weighted-average fair value	$3.75	$15.45	$7.65

The Company continues to account for stock-based awards to employees using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized for stock option plans and the stock purchase plan. Had the compensation cost for the Company’s stock-based awards been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

		2001	2000	1999
Net loss	As reported	$(156,250)	$(37,288)	$(29,934)
	Pro forma	(186,256)	(86,178)	(47,792)
Basic and diluted loss per share	As reported	$(3.03)	$(0.73)	$(0.62)
	Pro forma	$(3.61)	$(1.68)	$(0.99)

Note 15:    Income Taxes

Income tax benefits (provisions) for the years ended December 31 consist of (in thousands):

	2001	2000	1999
Current:
Federal	$2,879	$(10,909)	$5,678
State	660	(1,247)	649
Foreign	959	(2,171)	980

Subtotal	4,498	(14,327)	7,307
Deferred:
Federal	0	(4,605)	3,645
State	0	6,242	2,104

Subtotal	0	1,637	5,749

Total	$4,498	$(12,690)	$13,056

Loss before income taxes for the years ended December 31 consists of (in thousands):

	2001	2000	1999
Domestic	$(127,793)	$(15,853)	$(21,331)
Foreign, net	(32,955)	(8,745)	(21,659)

Total	$(160,748)	$(24,598)	$(42,990)

A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of income (loss) before income taxes for the years ended December 31 is as follows:

	2001	2000	1999
Tax at statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes—net of federal effect	(3.0)	(4.0)	(3.5)
Goodwill amortization	2.9	16.6	6.1
Research and development tax credits	(2.0)	(8.9)	(7.3)
Tax-exempt investment income	(0.3)	(2.8)	(1.4)
Foreign sales corporation	—	(2.8)	(0.7)
Foreign losses for which no benefit may be realized	4.4	11.7	12.8
Purchased in-process technology	—	7.9	—
Change in valuation allowance	33.0	68.4	—
Other	(2.8)	0.5	(1.4)

Total	(2.8)%	51.6%	(30.4)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carry forwards and tax credits. Significant components of the Company’s deferred income tax assets and liabilities as of December 31 were as follows (in thousands):

	2001	2000
Deferred tax assets:
Accruals deductible in different periods	$22,346	$15,289
Deferred revenue	1,501	1,178
Depreciation and amortization	8,484	7,010
Net operating loss and tax credit carryovers of Aspect and subsidiaries	49,836	23,793
Net operating loss and tax credit carryovers of purchased companies	8,973	8,973
Costs capitalized for state tax purposes	2,810	4,516
Other deferred tax assets	90	794

Total	94,040	61,553
Valuation allowance	(75,268)	(34,124)

Total deferred tax assets	$18,772	$27,429

Deferred tax liabilities:
Unrealized gains on investments	$(385)	$(3,508)
Purchased intangibles	(18,387)	(23,247)
Other deferred tax liabilities	—	(674)

Total deferred tax liabilities	$(18,772)	$(27,429)

Net deferred tax asset (liability)	$—	$—

Deferred taxes included in:
Other current assets	3,944	3,394
Other assets	—	—
Other accrued liabilities	—	—
Noncurrent deferred taxes	(3,944)	(3,394)

Net deferred tax asset (liability)	$—	$—

Due to the uncertainty surrounding the eventual realization of the benefits of its deferred tax assets, the Company has placed a valuation allowance against such assets. At December 31, 2001, approximately $4 million of the Company’s total deferred tax assets related to net operating losses resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses will be accounted for as a credit to shareholder’s equity rather than as a reduction of the income tax provision.

At December 31, 2001, the Company had approximately $90 million of federal net operating losses, which will expire beginning in 2020. The net operating losses related to foreign jurisdictions amounted to approximately $22 million.

At December 31, 2001, the Company had approximately $5 million of available Federal Research and Development Credits, which expire beginning in 2019; $800,000 of Minimum Tax Credit, which may be carried forward indefinitely; $3 million of available California Research and Development Credits, which may be carried forward indefinitely; and $500,000 of California Manufacturer’s Investment Credits, which expire beginning in 2006.

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

Note 16:    Loss Per Share

Basic and diluted loss per share for the years ended December 31 are calculated as follows (in thousands, except per share amounts):

	2001	2000	1999
Weighted average shares outstanding	51,660	51,318	48,375
Restricted common stock	(130)	(152)	—

Shares used in calculation, basic and diluted	51,530	51,166	48,375

Net loss	$(156,250)	$37,288	$(29,934)
Basic and diluted loss per share	$(3.03)	$(0.73)	$(0.62)

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

Note 17:    Segment, Geographic, and Customer Information

Under SFAS No. 131, the Company’s operations are reported in two operating segments, which are product and services. All financial segment information required by SFAS No. 131 can be found in the consolidated financial statements. For geographical reporting, revenues are attributed to the geographic location in which customers are invoiced and revenue is recognized. Long-lived assets (excluding intangible assets for purposes of geographical reporting) consist of property and equipment and are attributed to the geographic location in which they are located. No single customer accounted for 10% or more of net revenues or accounts receivable in 2001, 2000, and 1999.

The following presents net revenues for the years ended December 31, 2001, 2000, and 1999; and property and equipment as of December 31, 2001, 2000, and 1999, by geographic area (in thousands):

	2001	2000	1999
Net revenues:
United States	$341,830	$476,562	$414,735
United Kingdom	40,543	57,714	67,547
Other International (<10%)	129,238	144,030	72,895
Eliminations	(65,838)	(89,000)	(66,892)

Total consolidated	$445,773	$589,306	$488,285

Long-lived assets (property and equipment):
United States	$101,375	$91,250	$63,195
United Kingdom	7,092	13,413	12,639
Other International (<10%)	3,893	5,294	6,175
Eliminations	(1,041)	(1,668)	(2,612)

Total consolidated	$111,319	$108,289	$79,397

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

	Severance and Outplacement	Consolidation of Facilities Costs	Other Restructuring Costs	Total
February 2001 provision	$3,227	$3,219	$508	$6,954
June 2001 provision	4,947	8,076	130	13,153
October 2001 provision	3,411	20,858	(425)	23,844
Payments and property write-downs	(9,428)	(4,646)	(112)	(14,186)

Balance at December 31, 2001	$2,157	$27,507	$101	$29,765

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

Consolidation of facilities costs includes rent of unoccupied facilities, property write-downs, and other facilities related costs. As of December 31, 2001, the Company paid approximately $2 million in expenses and wrote down $3 million in property. The remaining accrual balance will be paid over the next eight years. The Company also increased the reserve for the February 2001 provision by $6 million and the June 2001 provision by $3 million as part of the October provision due to the change in the Company’s estimates.

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

Note 20:    Subsequent Events

In January 2002 the Company paid $10 million to repurchase convertible subordinated debentures in the open market. The Company’s carrying value of these securities at the date of repurchase was $12 million, thereby resulting in an extraordinary gain on debt extinguishment of approximately $2 million for the first quarter of 2002. This purchase reduced the principal amount of the Company’s outstanding face value of the convertible debt from $490 million to $458 million.

The Company is currently in an arbitration proceeding in the United Kingdom which relates to a dispute between the Company and USS regarding an Agreement to Lease between the Company and USS. USS is seeking specific performance by the Company of the Agreement to Lease and damages in excess of 50,000 (British pounds) (approximately US $75,000 at December 31, 2001). In July 2001, the High Court of Justice, Chancery Division in the United Kingdom granted a stay of the proceedings and the dispute was referred to arbitration. In February 2002, the arbitrator ordered the Company to specifically perform the Agreement to Lease and to pay currently outstanding rent, service charges and the rent deposit. The amount of the rent deposit is approximately $6 million. On February 28, 2002, the Company filed an appeal of the arbitrator’s order with the High Court of Justice, Queen’s Bench Division, Commercial Court in the United Kingdom. The Company’s current estimate of its obligation relating to the lease is $9.4 million through the second quarter of 2006 which has been included in its restructuring accrual at December 31, 2001. The maximum obligation under the lease is estimated to be $31.5 million payable over 15 years. The Company will have to provide a deposit of $6 million in the event that it cannot secure a guarantee with a financial institution in the United Kingdom.

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

Note 21:    Restatement of Financial Statements

Subsequent to the issuance of the Company’s 2001 consolidated financial statements, the Company’s management determined it would amend its Annual Report on Form 10-K for the fiscal year 2001 to correct the consolidated financial statements for each of the three years in the period ended December 31, 2001 with respect to certain billing errors attributable to customer support contracts including a reduction in the provision for doubtful accounts as a result of the related reduction in the corrected accounts receivable balance, to correct the period over which capitalized debt issuance costs are amortized, to expense certain costs that were determined not to qualify for capitalization as a fixed asset, and to reflect the related tax effects of these adjustments.

As a result, the accompanying consolidated financial statements for the years ended December 31, 2001, 2000, and 1999 have been restated from the amounts previously reported.

A summary of the significant effects of the restatement is as follows (in thousands, except per share amounts):

	Years ended December 31,
	2001		2000		1999
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Net revenues:
Services	$265,563	$261,948	$255,951	$254,736	$206,770	$205,943
Total net revenues	449,388	445,773	590,521	589,306	489,112	488,285
Gross Margin	210,728	207,113	306,296	305,081	245,943	245,116
Operating expenses:
Selling, general and administrative	224,408	224,532	235,390	235,457	199,050	199,050
Total operating expenses	364,362	364,486	349,835	349,902	285,940	285,940
Loss from operations	(153,634)	(157,373)	(43,539)	(44,821)	(39,997)	(40,824)
Interest and other expense	(11,406)	(12,090)	(10,339)	(11,024)	(10,095)	(11,043)
Loss before income taxes	(156,325)	(160,748)	(22,631)	(24,598)	(41,215)	(42,990)
Provision (benefit) for income taxes	(4,498)	(4,498)	12,690	12,690	(12,364)	(13,056)
Net loss	$(151,827)	$(156,250)	$(35,321)	$(37,288)	$(28,851)	$(29,934)
Basic and diluted net loss per share	$(2.95)	$(3.03)	$(0.69)	$(0.73)	$(0.60)	$(0.62)

	December 31,
	2001		2000
	As Previously Reported	As Restated	As Previously Reported	As Restated

Accounts receivable, net	$83,762	$79,463	$135,243	$133,805
Allowance for doubtful accounts	6,567	5,987	9,059	8,635
Total current assets	254,315	250,016	363,066	361,628
Property and equipment, net	112,090	111,319	108,780	108,289
Other assets	20,651	18,334	17,258	15,625
Total assets	502,425	495,038	635,498	631,936
Other accrued liabilities	70,292	70,378	67,110	66,598
Total current liabilities	142,823	142,909	174,686	174,174
Retained earnings (accumulated deficit)	(59,554)	(67,027)	92,273	89,223
Total shareholders’ equity	132,967	125,494	283,525	280,475
Total liabilities and shareholders’ equity	$502,425	$495,038	$635,498	$631,936

Selected Quarterly Financial Data (unaudited)
(in thousands, except per share amounts)

	Dec. 31	Sept. 30	June 30	Mar. 31
	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)
2001 Quarters Ended
Net revenues	$112,825	$108,651	$113,379	$114,533
Gross margin	52,688	51,627	53,718	52,695
(% of net revenues)	47%	48%	47%	46%
Loss from operations	(38,808)	(24,639)	(44,247)	(45,940)
Net loss	$(33,892)	$(25,747)	$(45,957)	$(46,231)
(% of net revenues)	30%	24%	41%	40%
Basic and diluted loss per share	$(0.65)	$(0.50)	$(0.89)	$(0.90)

2000 Quarters Ended
Net revenues	$166,018	$148,472	$131,608	$144,423
Gross margin	88,540	76,826	66,129	74,801
(% of net revenues)	53%	52%	50%	52%
Loss from operations	(7,405)	(12,286)	(16,486)	(7,362)
Net loss	$(19,382)	$(3,808)	$(7,684)	$(4,447)
(% of net revenues)	(12)%	(3)%	(6)%	(3)%
Basic and diluted loss per share	$(0.38)	$(0.07)	$(0.15)	$(0.09)

	Dec. 31	Sept. 30	June 30	Mar. 31
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
2001 Quarters Ended
Net revenues	$111,795	$108,409	$111,924	$113,645
Gross margin	51,658	51,385	52,263	51,807
(% of net revenues)	46%	47%	47%	46%
Loss from operations	(39,869)	(24,912)	(45,733)	(46,859)
Net loss	$(35,124)	$(26,191)	$(47,614)	$(47,321)
(% of net revenues)	(31)%	(24)%	(43)%	(42)%
Basic and diluted loss per share	$(0.68)	$(0.51)	$(0.92)	$(0.92)

2000 Quarters Ended
Net revenues	$165,806	$148,305	$130,928	$144,267
Gross margin	88,328	76,659	65,449	74,645
(% of net revenues)	53%	52%	50%	52%
Loss from operations	(7,511)	(12,510)	(17,224)	(7,576)
Net loss	$(20,319)	$(4,049)	$(8,238)	$(4,682)
(% of net revenues)	(12)%	(3)%	(6)%	(3)%
Basic and diluted loss per share	$(0.40)	$(0.08)	$(0.16)	$(0.09)

(a)	See Note 21 of the notes to the consolidated financial statements regarding the restatement of the Company’s 2001, 2000, and 1999 financial statements.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

Not Applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders under the captions “Management,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2001.

Executive Officers of the Company

The following sets forth certain information with respect to the executive officers of the Company, and their ages as of February 28, 2002:

Name	Age	Position
Beatriz V. Infante	48	Chairman, President, and Chief Executive Officer
Gary E. Barnett	48	Executive Vice President, Products, and Chief Technology Officer
Rod Butters	44	Group President, Worldwide Market Development, Sales, and Services
Susanne Ö. Hereford	38	Vice President, General Counsel, and Secretary
Betsy Rafael	40	Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer

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

Susanne Ö. Hereford has been employed by the Company since June 2001 and has served as an executive officer since October 2001. Ms. Hereford currently holds the position of Vice President, General Counsel and Secretary. From March 2000 to October 2001, Ms. Hereford served as Vice President and General Counsel at Escalate Corporation. Prior to joining Escalate Corporation, Ms. Hereford served as Vice President, Senior Counsel of Baan Company N.V. from June 1995 to March 2000.

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

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference to the information under the caption “Executive Compensation” contained in the Registrant’s 2002 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Registrant’s 2002 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” contained in the Registrant’s 2002 Proxy Statement.

PART IV

Item 14.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)    Documents filed as part of this report:

1.    Financial Statements

The financial statements included in Part II, Item 8 of this Annual Report are filed as part of this Report.

2.    Financial Statement Schedule

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (in thousands)

	Beginning Balance	Additions	Deductions	Ending Balance
2001
Allowance for doubtful accounts (a)	$8,635	$4,135	$6,783	$5,987
Warranty reserve	$1,728	$1,026	$1,744	$1,010

2000
Allowance for doubtful accounts (a)	$7,180	$1,988	$533	$8,635
Warranty reserve	$712	$2,387	$1,371	$1,728

1999
Allowance for doubtful accounts	$4,415	$6,722	$3,957	$7,180
Warranty reserve	$3,347	$935	$3,570	$712

(a)	See Note 21 of the notes to the consolidated financial statements regarding the restatement of the Company’s 2001, 2000, and 1999 financial statements.

3.    Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated April 1, 1998, among the Registrant, Venus Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, and Voicetek Corporation a Massachusetts corporation. (1)

3.1	Amended and Restated Articles of Incorporation of the Registrant. (2)

3.2	Certificate of Determination of the Rights, Preferences and Privileges of the Series A Participating Preferred Stock, dated May 11, 1999. (3)

3.3	Bylaws of the Registrant, as amended to date. (2)

3.4	Certificate of Amendment to Registrant’s Articles of Incorporation, dated September 24, 1999. (2)

4.1	Indenture, dated August 10, 1998, by and among the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee, including the form of Debenture. (4)

4.2	Form of Debenture (included in Exhibit 4.1). (4)

4.3	Registration Rights Agreement, dated August 10, 1998, by and among the Registrant, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation. (4)

4.4	Preferred Shares Rights Agreement, dated May 11, 1999. (3)

10.2a	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective January 22, 1991. (5)

10.2b	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective May 20, 1993. (5)

10.3a	1989 Directors’ Stock Option Plan and forms of option agreements thereunder. (5)

10.3b	1998 Directors’ Stock Option Plan, as amended. (2)

10.4a	1990 Employee Stock Purchase Plan and form of subscription agreement thereunder, as amended, effective July 1, 1991. (2)

10.4b	1996 Employee Stock Option Plan, as amended. (2)

10.6	Form of Stock Bonus Agreement for the Registrant’s Newborn Stock Bonus Program. (5)

10.7	Form of Indemnification Agreement. (5)

10.39	Lease Agreement between the Registrant and Spieker Partners, dated October 1,1990, as amended. (2)

10.39a	Amendment Number One to the Lease Agreement between the Registrant and Spieker Partners, dated October 1, 1990. (2)

10.39b	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated August 1, 1993. (2)

10.39c	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated October 1, 1993. (2)

10.39d	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P., dated July 12, 1995. (2)

10.39e	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P. dated July 12, 1995. (2)

10.55	Agreement of Purchase and Sale between the Registrant and Arrow Electronics, Inc., dated April 22, 1996. (2)

10.56	Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of January 1, 1998. (2)

10.58	Severance Agreement between the Registrant and Dennis L. Haar, dated November 11, 1998. (2)†

10.59	Severance Agreement between the Registrant and Robert A. Blatt, dated March 25, 1999. (2)†

10.62	Employment Agreement between the Registrant and Kathleen M. Cruz, dated March 1, 1999. (2)†

10.69	Employment Agreement between the Registrant and Eric J. Keller, dated May 15, 1999. (2)†

10.71	Form of Employment Agreement between the Registrant and certain executive officers of the Registrant. (2)†

10.72	Employment Agreement between the Registrant and Beatriz V. Infante, dated February 16, 2000. (2)†

10.73	Promissory Note between the Registrant and Barry Wright, dated August 9, 1999. (2)†

Exhibit Number	Description

10.74	Cash Bonus Agreement between the Registrant and Barry Wright, dated August 9, 1999. (2)†

10.75	Employment Agreement between the Registrant and Gary L. Smith, dated April 6, 2000. (2)†

10.76	Severance Agreement between the Registrant and William H. Delevati, dated April 3, 2000. (2)†

10.77	Severance Agreement between the Registrant and Barry Wright, dated April 4, 2000. (2)†

10.78	Employment Agreement between the Registrant and James R. Carreker, dated April 25, 2000. (2)†

10.79	Employment Agreement between the Registrant and Beatriz V. Infante, dated April 26, 2000. (2)†

10.80	Form of Employment Agreement between the Registrant and certain executive officers of the Registrant. (2)†

10.82a	Employment Agreement between the Registrant and Donald P. Casey, dated January 30, 2001. (2)†

10.82b	Severance Agreement between the Registrant and Gary L. Smith, dated June 18, 2001. (2)†

10.83a	Board Agreement between the Registrant and David B. Wright, dated February 15, 2001. (2)†

10.83b	Comerica Bank Credit Agreement, dated June 19, 2001. (2)

10.84	Consulting Agreement between the Registrant and Barry Ariko, dated November 29, 2001. (6)

10.85	Employment Agreement between the Registrant and Susanne Ö. Hereford, dated June 19, 2001. (6)†

10.86	Fremont Loan Agreement, dated September 28, 2001. (6)

10.87	Amendments to the Comerica Bank Credit Agreement, dated November 13, 2001 and December 26, 2001. (6)

21.1	Subsidiaries of the Registrant—Jurisdiction of Incorporation. (6)

23.1	Independent Auditors’ Consent.

24.1	Power of Attorney. (6)

99.1	Beatriz V. Infante’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Gary A. Wetsel’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Report on Form 8-K, dated May 11, 1998.
(2)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K’s or Form 10-Q’s or to the exhibits to the Registrant’s previously filed Form S-8’s.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed June 25, 1999.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 filed on December 21, 1998.
(5)
Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-33994), which became effective on April 30, 1990.

(6)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K for the year ended December 31, 2001, filed with the SEC on March 28, 2002.
†	Management compensatory plan, contract or arrangement.

(b)    Reports on Form 8-K

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 14, 2002 on its behalf by the undersigned, thereunto duly authorized.

ASPECT COMMUNICATIONS CORPORATION

By:	/S/ BEATRIZ V. INFANTE

Beatriz V. Infante, Chairman, President, and Chief Executive Officer

CERTIFICATIONS

I, Beatriz V. Infante, Chairman, President, and Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Aspect Communications Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 14, 2002

/S/ BEATRIZ V. INFANTE

Beatriz V. Infante Chairman, President, and Chief Executive Officer

I, Gary A. Wetsel, Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Aspect Communications Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 14, 2002

/S/ GARY A. WETSEL

Gary A. Wetsel Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ BEATRIZ V. INFANTE (Beatriz V. Infante)	Chairman, President, and, Chief Executive Officer (Principal Executive Officer)	November 14, 2002

/S/ GARY A. WETSEL (Gary A. Wetsel)	Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer (Principal Financial and Accounting Officer)	November 14, 2002

*
(Norman A. Fogelsong)	Director	November 14, 2002

* (David B. Wright)	Director	November 14, 2002

* (John W. Peth)	Director	November 14, 2002

* (Christopher B. Paisley)	Director	November 14, 2002

* (Donald P. Casey)	Director	November 14, 2002

* (Barry M. Ariko)	Director	November 14, 2002

*By: /S/ BEATRIZ V. INFANTE Beatriz V. Infante, Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated April 1, 1998, among the Registrant, Venus Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, and Voicetek Corporation a Massachusetts corporation. (1)

3.1	Amended and Restated Articles of Incorporation of the Registrant. (2)

3.2	Certificate of Determination of the Rights, Preferences and Privileges of the Series A Participating Preferred Stock, dated May 11, 1999. (3)

3.3	Bylaws of the Registrant, as amended to date. (2)

3.4	Certificate of Amendment to Registrant’s Articles of Incorporation, dated September 24, 1999. (2)

4.1	Indenture, dated August 10, 1998, by and among the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee, including the form of Debenture. (4)

4.2	Form of Debenture (included in Exhibit 4.1). (4)

4.3	Registration Rights Agreement, dated August 10, 1998, by and among the Registrant, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation. (4)

4.4	Preferred Shares Rights Agreement, dated May 11, 1999. (3)

10.2a	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective January 22, 1991. (5)

10.2b	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective May 20, 1993. (5)

10.3a	1989 Directors’ Stock Option Plan and forms of option agreements thereunder. (5)

10.3b	1998 Directors’ Stock Option Plan, as amended. (2)

10.4a	1990 Employee Stock Purchase Plan and form of subscription agreement thereunder, as amended, effective July 1, 1991. (2)

10.4b	1996 Employee Stock Option Plan, as amended. (2)

10.6	Form of Stock Bonus Agreement for the Registrant’s Newborn Stock Bonus Program. (5)

10.7	Form of Indemnification Agreement. (5)

10.39	Lease Agreement between the Registrant and Spieker Partners, dated October 1,1990, as amended. (2)

10.39a	Amendment Number One to the Lease Agreement between the Registrant and Spieker Partners, dated October 1, 1990. (2)

10.39b	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated August 1, 1993. (2)

10.39c	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated October 1, 1993. (2)

10.39d	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P., dated July 12, 1995. (2)

10.39e	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P. dated July 12, 1995. (2)

10.55	Agreement of Purchase and Sale between the Registrant and Arrow Electronics, Inc., dated April 22, 1996. (2)

10.56	Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of January 1, 1998. (2)

10.58	Severance Agreement between the Registrant and Dennis L. Haar, dated November 11, 1998. (2)†

10.59	Severance Agreement between the Registrant and Robert A. Blatt, dated March 25, 1999. (2)†

10.62	Employment Agreement between the Registrant and Kathleen M. Cruz, dated March 1, 1999. (2)†

10.69	Employment Agreement between the Registrant and Eric J. Keller, dated May 15, 1999. (2)†

10.71	Form of Employment Agreement between the Registrant and certain executive officers of the Registrant. (2)†

10.72	Employment Agreement between the Registrant and Beatriz V. Infante, dated February 16, 2000. (2)†

Exhibit Number	Description

10.73	Promissory Note between the Registrant and Barry Wright, dated August 9, 1999. (2)†

10.74	Cash Bonus Agreement between the Registrant and Barry Wright, dated August 9, 1999. (2)†

10.75	Employment Agreement between the Registrant and Gary L. Smith, dated April 6, 2000. (2)†

10.76	Severance Agreement between the Registrant and William H. Delevati, dated April 3, 2000. (2)†

10.77	Severance Agreement between the Registrant and Barry Wright, dated April 4, 2000. (2)†

10.78	Employment Agreement between the Registrant and James R. Carreker, dated April 25, 2000. (2)†

10.79	Employment Agreement between the Registrant and Beatriz V. Infante, dated April 26, 2000. (2)†

10.80	Form of Employment Agreement between the Registrant and certain executive officers of the Registrant. (2)†

10.82a	Employment Agreement between the Registrant and Donald P. Casey, dated January 30, 2001. (2)†

10.82b	Severance Agreement between the Registrant and Gary L. Smith, dated June 18, 2001. (2)†

10.83a	Board Agreement between the Registrant and David B. Wright, dated February 15, 2001. (2)†

10.83b	Comerica Bank Credit Agreement, dated June 19, 2001. (2)

10.84	Consulting Agreement between the Registrant and Barry Ariko, dated November 29, 2001. (6)

10.85	Employment Agreement between the Registrant and Susanne Ö. Hereford, dated June 19, 2001. (6)†

10.86	Fremont Loan Agreement, dated September 28, 2001. (6)

10.87	Amendments to the Comerica Bank Credit Agreement, dated November 13, 2001 and December 26, 2001. (6)

21.1	Subsidiaries of the Registrant—Jurisdiction of Incorporation. (6)

23.1	Independent Auditors’ Consent.

24.1	Power of Attorney. (6)

99.1	Beatriz V. Infante’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Gary A. Wetsel’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Report on Form 8-K, dated May 11, 1998.
(2)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K’s or Form 10-Q’s or to the exhibits to the Registrant’s previously filed Form S-8’s.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed June 25, 1999.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 filed on December 21, 1998.
(5)
Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-33994), which became effective on April 30, 1990.

(6)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K for the year ended December 31, 2001, filed with the SEC on March 28, 2002.
†	Management compensatory plan, contract or arrangement.