Form 10-Q/A
period 2002-03-31
ASPECT COMMUNICATIONS CORP
filed 2002-11-15
CIK 779390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

Aspect Communications Corporation (the “Company”) is filing this Amendment No. 2 to Quarterly Report on Form 10-Q/A for the three months ended March 31, 2002 to correct the condensed consolidated financial statements with respect to the following matters:

•
to correct certain billing errors attributable to customer support contracts, including a reduction in the provision for doubtful accounts as a result of a reduction in the related corrected accounts receivable balance,

•	to correct the period over which capitalized debt issuance costs are amortized,

•	to expense certain costs that were determined not to qualify for capitalization as a fixed asset, and

•	to reclassify the amortization of certain intangibles from research and development expenses to cost of revenues.

The effects of the restatement are presented in Note 2 to the condensed consolidated financial statements.

The Company is amending only the following sections of the Quarterly Report on Form 10-Q/A:

Part I, Item 1. Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This amendment does not otherwise update the disclosures set forth in such items filed in Amendment No. 1 and does not otherwise reflect events occurring after the filing of Amendment No. 1 of the Quarterly Report on Form 10-Q/A on August 14, 2002.

ASPECT COMMUNICATIONS CORPORATION

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts—unaudited)

	March 31, 2002 (As Restated, see Note 2)	December 31, 2001 (As Restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$61,803	$72,564
Short-term investments	69,483	62,585
Accounts receivable, net	84,042	79,463
Inventories	7,373	12,044
Other current assets	47,648	23,360

Total current assets	270,349	250,016
Property and equipment, net	105,384	111,319
Goodwill, net	2,707	54,138
Intangible assets, net	57,064	61,231
Other assets	18,292	18,334

Total assets	$453,796	$495,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$17,833	$17,851
Accounts payable	13,016	5,988
Accrued compensation and related benefits	20,748	18,916
Other accrued liabilities	67,306	70,378
Deferred revenues	31,415	29,776

Total current liabilities	150,318	142,909
Long term borrowings	27,047	25,790
Deferred taxes	4,166	3,944
Other long-term liabilities	11,573	13,324
Convertible subordinated debentures	174,145	183,577

Contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.01 par value: 2,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value: 100,000,000 shares authorized, shares outstanding: 52,461,699 and 51,889,454 at March 31, 2002 and December 31, 2001, respectively	197,629	195,663
Deferred stock compensation	(937)	(1,147)
Accumulated other comprehensive loss	(2,435)	(1,995)
Accumulated deficit	(107,710)	(67,027)

Total shareholders’ equity	86,547	125,494

Total liabilities and shareholders’ equity	$453,796	$495,038

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data—unaudited)

	Three Months Ended March 31,
	2002 (As Restated, see Note 2)	2001 (As Restated, see Note 2)
Net revenues:
License	$22,939	$31,503
Services	63,849	59,997
Other	17,733	22,145

Total net revenues	104,521	113,645

Cost of revenues:
Cost of license revenues	5,394	3,235
Cost of services revenues	34,203	38,797
Cost of other revenues	18,534	19,806

Total cost of revenues	58,131	61,838

Gross margin	46,390	51,807
Operating expenses:
Research and development	15,571	25,941
Selling, general and administrative	42,755	65,771
Restructuring charges	—	6,954

Total operating expenses	58,326	98,666

Loss from operations	(11,936)	(46,859)
Interest and other expense, net	(235)	(387)

Loss before income taxes	(12,171)	(47,246)
Provision (benefit) for income taxes	(22,919)	75

Net income (loss) before cumulative effect of change in accounting principle	10,748	(47,321)
Cumulative effect of change in accounting principle	(51,431)	—

Net loss	(40,683)	(47,321)

Basic earnings (loss) per share before cumulative effect of change in accounting principle	$0.21	$(0.92)
Cumulative effect of change in accounting principle	(0.99)	—

Basic loss per share	$(0.78)	$(0.92)
Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$0.14	$(0.92)
Cumulative effect of change in accounting principle	(0.51)	—

Diluted loss per share	$(0.37)	$(0.92)
Basic weighted average shares outstanding	52,065	51,238
Diluted weighted average shares outstanding	100,580	51,238

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands—unaudited)

	Three Months Ended March 31,
	2002 (As Restated, see Note 2)	2001 (As Restated, see Note 2)
Cash flows from operating activities:
Net loss	$(40,683)	$(47,321)
Reconciliation of net loss to cash provided by (used in) operating activities:
Depreciation	9,399	9,898
Amortization of intangible assets and stock-based compensation	4,301	8,025
Gain on extinguishment of debt	(2,077)	—
Accretion of interest expense on debentures	2,616	2,579
Cumulative effect of change in accounting principle	51,431	—
Deferred taxes	278	2,588
Changes in operating assets and liabilities:
Accounts receivable, net	(4,759)	42,208
Inventories	4,648	(5,961)
Other current assets and other assets	(23,898)	(1,118)
Accounts payable	6,783	(4,368)
Accrued compensation and related benefits	1,858	(3,564)
Other accrued liabilities	(4,434)	(7,472)
Deferred revenues	1,738	(1,581)

Cash provided by (used in) operating activities	7,201	(6,087)
Cash flows from investing activities:
Purchases of investments	(29,949)	(36,533)
Proceeds from sales and maturities of investments	22,337	39,612
Property and equipment purchases	(3,613)	(18,698)

Cash used in investing activities	(11,225)	(15,619)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,042	4,037
Payments on capital lease obligations	(185)	(120)
Proceeds from borrowings	2,000	—
Payments on borrowings	(576)	—
Payments on convertible debentures	(10,126)	—

Cash provided by (used in) financing activities	(6,845)	3,917
Effect of exchange rate changes on cash and cash equivalents	108	1,800

Net decrease in cash and cash equivalents	(10,761)	(15,989)
Cash and cash equivalents:
Beginning of period	72,564	84,544

End of period	$61,803	$68,555

Supplemental disclosure of cash flow information:
Cash paid for interest	$723	$34
Supplemental disclosure of non-cash investing and financing activities:
Cancellation of restricted stock, net of issuances	$(65)	$(231)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K/A.

Certain prior-period amounts have been reclassified to conform to the current-period presentation. The reclassifications had no significant impact on major captions.

Note 2: Restatement of Financial Statements

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended March 31, 2002, the Company’s management determined it would amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 to correct the condensed consolidated financial statements with respect to the following matters:

•
to correct certain billing errors attributable to customer support contracts, including a reduction in the provision for doubtful accounts as a result of a reduction in the related corrected accounts receivable balance,

•	to correct the period over which capitalized debt issuance costs are amortized,

•	to expense certain costs that were determined not to qualify for capitalization as a fixed asset, and

•	to reclassify the amortization of certain intangibles from research and development expenses to cost of revenues.

As a result, the accompanying condensed consolidated financial statements for the quarters ended March 31, 2002 and 2001 and the condensed consolidated balance sheet at December 31, 2001 have been restated from the amounts previously reported.

A summary of the significant effects of the restatement is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net revenues:
Services	$65,577	$63,849	$60,885	$59,997
Total net revenues	106,249	104,521	114,533	113,645
Cost of revenues:
Cost of license revenues	2,884	5,394	3,235	3,235
Total cost of revenues	55,621	58,131	61,838	61,838
Gross Margin	50,628	46,390	52,695	51,807
Operating expenses:
Research and development	18,081	15,571	25,941	25,941
Selling, general and administrative	43,077	42,755	65,740	65,771
Total operating expenses	61,158	58,326	98,635	98,666
Loss from operations	(10,530)	(11,936)	(45,940)	(46,859)
Interest and other expense, net	(226)	(235)	(216)	(387)
Loss before income taxes	(10,756)	(12,171)	(46,156)	(47,246)
Net income (loss) before cumulative effect of change in accounting principle	12,163	10,748	(46,231)	(47,321)
Net loss	$(39,268)	$(40,683)	$(46,231)	$(47,321)
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$0.23	$0.21	$(0.90)	$(0.92)
Basic loss per share	$(0.75)	$(0.78)	$(0.90)	$(0.92)
Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$0.15	$0.14	$(0.90)	$(0.92)
Diluted loss per share	$(0.36)	$(0.37)	$(0.90)	$(0.92)

	March 31, 2002		December 31, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Accounts receivable, net	$89,286	$84,042	$83,762	$79,463
Allowance for doubtful accounts	6,511	5,638	6,567	5,987
Total current assets	275,593	270,349	254,315	250,016
Property and equipment, net	106,315	105,384	112,090	111,319
Other assets	20,618	18,292	20,651	18,334
Total assets	462,297	453,796	502,425	495,038
Other accrued liabilities	66,919	67,306	70,292	70,378
Total current liabilities	149,931	150,318	142,823	142,909
Accumulated deficit	(98,822)	(107,710)	(59,554)	(67,027)
Total shareholders’ equity	95,435	86,547	132,967	125,494
Total liabilities and shareholders’ equity	$462,297	$453,796	$502,425	$495,038

Note 3: Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$4,066	$8,492
Work in progress	767	2,173
Finished goods	2,540	1,379

Total inventories	$7,373	$12,044

Note 4: Other Current Assets

Other current assets consist of (in thousands):

	March 31, 2002	December 31, 2001
Income tax receivable	$23,180	$849
Prepaid expenses	11,454	9,563
Restricted cash	4,700	4,700
Deferred tax asset	4,166	3,944
Other receivables	4,148	4,304

Total other current assets	$47,648	$23,360

Note 5: Intangible Assets

Intangible assets consist of (in thousands):

	As of March 31, 2002			As of December 31, 2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Existing technology acquired	$87,319	$39,420	$47,899	$87,319	$36,463	$50,856
Intellectual property acquired	21,573	14,124	7,449	21,573	13,298	8,275
Customer relationships and sales channels	7,685	5,969	1,716	7,685	5,585	2,100

Total intangible assets	$116,577	$59,513	$57,064	$116,577	$55,346	$61,231

Amortization expense of all intangible assets was $4 million and $4 million respectively, for the three months ended March 31, 2002 and 2001. The estimated amortization for each of the five fiscal years subsequent to December 31, 2001 is as follows (in thousands):

Year ended December 31,	Amortization expense
2002	$16,664
2003	15,174
2004	12,957
2005	9,732
2006	5,924

Total	$60,451

Note 6: Comprehensive Loss

Comprehensive income (loss) is calculated as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net loss	$(40,683)	$(47,321)
Unrealized loss on investments, net	(436)	(4,047)
Accumulated translation adjustments, net	(4)	80

Total comprehensive loss	$(41,123)	$(51,288)

Note 7: Earnings (Loss) Per Share

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

	Three months ended March 31,
	2002	2001
Net income (loss) before cumulative effect of change in accounting principle	$10,748	$(47,321)

Weighted average shares outstanding	52,181	51,381
Weighted average shares of restricted common stock	(116)	(143)

Shares used in calculation, basic	52,065	51,238

Basic earnings (loss) per share before cumulative effect of change in accounting principle	$0.21	$(0.92)

Cumulative effect of change in accounting principle	(0.99)	—

Basic loss per share	$(0.78)	$(0.92)

	Three months ended March 31,
	2002	2001
Net income (loss) before cumulative effect of change in accounting principle	$10,748	$(47,321)
After tax interest and debt discount amortization on convertible subordinated debentures	2,835	—

Net income (loss) before cumulative effect of change in accounting principle used in calculation	$13,583	$(47,321)

Shares used in calculation, basic	52,065	51,238
Dilutive effect of restricted common stock	116	—
Dilutive effect of options	815	—
Dilutive effect of convertible debt	47,584	—

Shares used in calculation, diluted	100,580	51,238

Diluted earnings (loss) before cumulative effect of change in accounting principle per share	$0.14	$(0.92)

Cumulative effect of change in accounting principle	(0.51)	—

Diluted loss per share	$(0.37)	$(0.92)

The Company had approximately 11.1 million and 13.5 million common stock options outstanding as of March 31, 2002 and 2001, respectively, which could potentially dilute basic earnings per share in the future. The dilutive effect of these options were included in the computation of diluted earnings per share in March 31, 2002 but excluded for March 31, 2001 because inclusion of these shares would have had an anti-dilutive effect, as the Company had a net loss for the period. Based on the accreted value of the convertible subordinated debentures as of March 31, 2001, the Company also had 42 million shares of common stock issuable upon conversion of the convertible subordinated debentures which were excluded because inclusion of these shares had an anti-dilutive effect. The dilutive effect of the convertible subordinated debentures was included in the computation of diluted earnings per share for the three months ended March 31, 2002. In addition, the Company had 113,950 shares of restricted common stock outstanding at March 31, 2002. The weighted average of these shares was included in the calculation of diluted earnings per share for the three months ended March 31, 2002 but was not included in the calculation for the three months ended March 31, 2001 because this inclusion would have been anti-dilutive.

Note 8: Restructuring Charge

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

Severance and outplacement costs are related to the termination of 740 employees (153 in February 2001, 304 in June 2001 and 283 in October 2001). Employee separation costs include severance and other related benefits. Functions impacted by the restructuring included sales and sales infrastructure, support services, manufacturing, marketing, research and development, and corporate functions. As of March 31, 2002, the Company made $10 million in severance payments. In addition, the Company reduced the reserve in the fourth quarter of 2001 by $292,000 for the February 2001 provision and $985,000 for the June 2001 provision due to the change in the Company’s estimates. The remaining balance will be paid by the end of 2002.

Consolidation of facilities costs includes rent of unoccupied facilities, property write-downs, and other facilities related costs. As of March 31, 2002, the Company paid approximately $3 million in expenses and wrote down approximately $3 million in property. The remaining reserve balance will be paid over the next eight years. The Company also increased the reserve in the fourth quarter of 2001 for the February 2001 provision by $6 million and the June 2001 provision by $3 million due to the change in the Company’s estimates.

Other restructuring costs primarily include legal expenses. The Company expects the remaining expenses to be paid by the end of the second quarter of 2002. The Company reduced the reserve in the fourth quarter of 2001 by $421,000 for the February 2001 provision and $68,000 for the June 2001 provision due to the change in the Company’s estimates.

Note 9: Convertible Subordinated Debentures and Notes Payable

In August 1998, the Company completed a private placement of approximately $150 million ($490 million principal amount at maturity) of zero coupon convertible subordinated debentures due 2018. The debentures are priced at a yield to maturity of 6% per annum and are convertible into the Company’s common stock anytime prior to maturity at a conversion rate of 8.713 shares per $1,000 principal amount at maturity. Holders can require the Company to repurchase the debentures on August 10, 2003, August 10, 2008, and August 10, 2013, for cash; or at the election of the Company, for the Company’s common stock, if certain conditions are met. If the Company had to convert the debentures to equity on August 10, 2003 at the then accreted value of approximately $189 million using the ending stock price on March 31, 2002 of $3.91 per share, the Company would issue an additional 48.3 million common shares. The debentures are not secured by any of the Company’s assets and are subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to the debt of Aspect’s subsidiaries. At March 31, 2002 and December 31, 2001, debt issuance costs of approximately $1 million and $1 million, respectively, net of amortization of approximately $3 million and $3 million, respectively, are included in other assets in the consolidated balance sheets and are being amortized over five years.

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

Note 10: Bank Line of Credit

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

Note 11: Recent Accounting Pronouncements

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

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Reported net income (loss) before cumulative effect of change in accounting principle	$10,748	$(47,321)
Add: Goodwill amortization, net of tax	—	3,467

Adjusted net income (loss) before cumulative effect of change in accounting principle	10,748	(43,854)

Cumulative effect of change in accounting principle	(51,431)	—

Adjusted net loss	$(40,683)	$(43,854)
Basic earnings (loss) per common share:
As reported before cumulative effect of change in accounting principle	$0.21	$(0.92)
Goodwill amortization, net of tax	—	0.07

As adjusted before cumulative effect of change in accounting principle	0.21	(0.85)
Cumulative effect of change in accounting principle	(0.99)	—

Adjusted basic loss per common share	$(0.78)	$(0.85)

Diluted earnings (loss) per common share:
As reported before cumulative effect of change in accounting principle	$0.14	$(0.92)
Goodwill amortization, net of tax	—	0.07

As adjusted before cumulative effect of change in accounting principle	0.14	(0.85)
Cumulative effect of change in accounting principle	(0.51)	—

Adjusted diluted loss per common share	$(0.37)	$(0.85)

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

Note 12: Contingencies

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

Note 13: Subsequent Events

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Explanatory Note

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended March 31, 2002, the Company’s management determined it would amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 to correct the condensed consolidated financial statements with respect to the following matters:

•
to correct certain billing errors attributable to customer support contracts, including a reduction in the provision for doubtful accounts as a result of a reduction in the related corrected accounts receivable balance,

•	to correct the period over which capitalized debt issuance costs are amortized,

•	to expense certain costs that were determined not to qualify for capitalization as a fixed asset, and

•	to reclassify the amortization of certain intangibles from research and development expenses to cost of revenues.

These matters are discussed more fully in Note 2 of the condensed consolidated financial statements.

The effects of the restatement are presented in Note 2 to the condensed consolidated financial statements and the following management’s discussion and analysis gives effect to the restatement.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis in the Company’s 2001 Annual Report on Form 10-K/A.

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

Critical Accounting Policies

The Securities and Exchange Commission (SEC) recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements in the Company’s 2001 Annual Report on Form 10-K/A includes a summary of the significant accounting policies and methods used in the preparation of Company’s Consolidated Financial Statements.

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

Aspect’s critical accounting policies include revenue recognition, allowance for doubtful accounts, accounting for income taxes, excess and obsolete inventory, impairment of long-lived assets and loss contingencies. The following is a brief discussion of the critical accounting policies and methods used by the Company.

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

Allowance for doubtful accounts: Company’s management must make estimates of the uncollectibility of accounts receivable. Management specifically analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $84 million, net of allowance for doubtful accounts of $6 million as of March 31, 2002.

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

Significant management judgment is required in determination of the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has a valuation allowance of $56 million as of March 31, 2002 as it is more likely than not the Company will not utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward, research tax credits, and temporary differences between financial accounting standards and income tax laws. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods the Company may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

Excess and obsolete inventory: The Company values inventory at the lower of the actual cost or the current estimated market value of the inventory. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand and production requirements. Management’s estimates of future product demand may prove to be inaccurate, in which case the allowance for excess and obsolete inventory may increase. If inventory is determined to be overvalued in the future, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Although management makes every effort to ensure the accuracy of its forecast of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. The inventories balance was $7 million at March 31, 2002.

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

Results of Operations

The following table sets forth statements of operations data for the three months ended March 31, 2002 and 2001 expressed as a percentage of total revenues:

	Three months ended March 31,
	2002		2001
Net revenues:
License	22%		28%
Services	61%		53%
Other	17%		19%

Total net revenues	100%		100%

Cost of revenues:
Cost of license revenues	5%		3%
Cost of services revenues	33%		34%
Cost of other revenues	18%		17%

Total cost of revenues	56%		54%

Gross margin	44%		46%
Operating expenses:
Research and development	15%		23%
Selling, general and administrative	41%		59%
Restructuring charges	—		6%

Total operating expenses	56%		88%

Loss from operations	(12%	)	(42%	)
Interest and other expense, net	(0%	)	(0%	)

Loss before income taxes	(12%	)	(42%	)
Provision (benefit) for income taxes	(22%	)	0%

Net income (loss) before cumulative effect of change in accounting principle	10%		(42%	)
Cumulative effect of change in accounting principle	(49%	)	—

Net loss	(39%	)	(42%	)

Revenues

The Company markets its products in the United States primarily through its direct sales force and internationally through a direct sales force supplemented by distribution partners in various countries. International revenues accounted for approximately 32% and 30% of total revenue generated in the first quarter of 2002 and 2001, respectively.

Net revenues decreased by 8% to $105 million in the first quarter of 2002, from $114 million in the corresponding period of 2001. The decrease primarily resulted from the decrease in license and other revenues. On a forward looking basis, while the Company anticipates measured sequential increases in revenue, if global economic conditions continue to deteriorate, revenues could continue to decline.

License revenues decreased by 27% to $23 million in the first quarter of 2002, from $32 million in the corresponding period of 2001. The decline in license revenues was primarily due to continuing weak economic conditions and the resulting delays and/or reduction in capital spending by the Company’s customers. On a forward-

looking basis, the Company anticipates that software license revenues will increase slightly as a percentage of license and other revenues.

Services revenues increased by 6% to $64 million in the first quarter of 2002, from $60 million in the corresponding period of 2001. Services revenues are comprised of support services, professional services and educational services. The increase was primarily due to a continuing shift towards new service products, and a larger installed customer base. On a forward-looking basis, the Company anticipates that services revenues will increase, primarily in base support.

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

Gross Margin

Total gross margin decreased to 44% in the first quarter of 2002 from 46% in the corresponding period of 2001. The decrease in total gross margin is mainly due to a reclassification of the amortization of certain acquired intangible assets from research and development expenses to cost of license revenues beginning in 2002. The Company anticipates that gross margins will increase slightly in 2002. Any variability in the Company’s gross margins will result primarily from continued operating efficiencies and from revenue mix.

Gross margin on license revenues decreased to 76% in the first quarter of 2002 from 90% in the corresponding period of 2001. Cost of license revenues include third party software royalties, product packaging, documentation, and amortization of acquired intangible assets. As of January 1, 2002, the Company believes that there is no longer any further use of certain acquired intangible assets for research and development purposes; therefore, the amortization expense of these certain acquired intangible assets are included in cost of license revenues. In addition, there was a slight increase in third party software purchases which decreased license margins. On a forward-looking basis, the Company expects overall product margin to increase slightly.

Gross margin on services revenues increased to 46% in the first quarter of 2002 from 35% in the corresponding period of 2001. Cost of service revenues consist primarily of employee salaries and benefits, facilities, systems costs to support maintenance, consulting and education. The increase in services margin was primarily due to an increase in support and maintenance revenue and a decrease in employee salaries and benefits as a result of workforce reductions and other cost reduction activities implemented in 2001 and 2002. On a forward-looking basis, the Company anticipates that services margin will increase as cost reductions take effect and infrastructure investment decisions are postponed.

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

Operating Expenses

Research and development (“R&D”) expenses relate to the development of new products, enhancements of existing products, quality assurance activities and amortization of certain acquired intangible assets. These costs consist primarily of employee salaries and benefits, facilities, systems costs, consulting expenses and amortization of certain acquired intangible assets. R&D expenses decreased by 40% to $16 million in the first quarter of 2002, from $26 million in the corresponding period of 2001. The decrease was primarily caused by the classification of amortization of certain acquired intangible assets as cost of license revenues. As of January 1, 2002, the Company believes that there is no further use of certain acquired intangible assets for R&D purposes. The decrease in employee salaries and benefits resulting from workforce reductions during 2001 and by the decrease in consulting expenses resulting from savings in cost reduction activities related to outside services. As a percentage of net revenues, R&D expenses were 15% in the first quarter of 2002 and 23% in the corresponding period of 2001. Excluding amortization of intangible assets, R&D expenses were $13 million in the first quarter of 2002, and $23 million in the corresponding period of 2001. As a percentage of net revenues, R&D expenses, excluding amortization of intangible assets, were 12% in the first quarter of 2002 and 20% in the corresponding quarter of 2001. The Company anticipates, on a forward-looking basis, that R&D expenses in absolute dollars and as a percentage of revenue will decline due to cost reductions implemented in 2001 and additional efficiencies in 2002.

Selling, general and administrative (“SG&A”) expenses consist primarily of employee salaries and benefits, commissions, facilities, systems costs, administrative support and amortization of certain intangible assets. SG&A decreased by 35% to $43 million in the first quarter of 2002, from $66 million in the corresponding period of 2001. The decrease was primarily due to workforce reductions, lower marketing and advertising expenses and the exclusion of goodwill amortization in 2002 in accordance with SFAS 142. SG&A expenses as a percentage of net revenues were 41% in the first quarter of 2002 and 59% in the corresponding period of 2001. Excluding amortization of intangible assets, SG&A expenses were $42 million in the first quarter of 2002 and $62 million in the corresponding period of 2001. As a percentage of net revenues, SG&A expenses, excluding amortization of intangible assets, were 40% in the first quarter of 2002 and 54% in the corresponding period of 2001. The Company anticipates, on a forward-looking basis, that SG&A expenses will decline in absolute dollars and as a percentage of revenues, based on the cost reductions implemented in 2001 and additional efficiencies in 2002.

Restructuring charges were $7 million in the first quarter of 2001, resulting from the Company reducing its workforce by 6% in the first quarter of 2001.

Interest and Other Expense, net is comprised of the following (in thousands):

	Three months ended March 31,
	2002	2001
Interest income	$1,022	$2,429
Interest expense	(3,559)	(3,097)
Gain on extinguishment of debt	2,077	—
Gain on sale of investments	297	434
Other, net	(72)	(153)

Total	$(235)	$(387)

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

Provision for Income Taxes

The Company recorded an income tax benefit of $23 million for the first quarter of 2002 compared with a $75,000 provision for the corresponding period of 2001. The tax benefit for the first quarter of 2002 differs from the tax provision recorded in the corresponding period of the prior year due to a change in the tax law during the quarter that extends the net operating loss carryback period for income tax purposes from 2 years to 5 years for losses incurred in 2001 and 2002. As a result of the tax law change becoming effective during the quarter, the Company will receive a current tax benefit for the carryback of its tax losses incurred in 2001. The tax provision for the first quarter of 2001 differs from the expected statutory amount due to current year net operating losses for which no benefit is provided as a result of the full valuation allowance against the Company’s deferred tax assets.

Cumulative Effect of Change in Accounting Principle

The cumulative effect of change in accounting principle was $51.4 million for the three months ended March 31, 2002. The accounting change was due to the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

Liquidity and Capital Resources

As of March 31, 2002, cash, cash equivalents, and short-term investments totaled $131 million, which represented 29% of total assets, as the Company’s principal source of liquidity. In addition, the Company had restricted cash of $8 million.

The net cash provided by operating activities was $7 million for the first quarter of 2002, while net cash used in operating activities was $6 million in the corresponding period of 2001. Net cash provided by operating activities in the first quarter of 2002 related primarily to the net loss of $41 million, the cumulative effect of change in accounting principle of $51 million, and $17 million of depreciation and amortization of intangible assets, non-cash interest expense on debentures, and deferred taxes and is offset by a $2 million gain on extinguishment of debt, and a net $19 million cash used in working capital. The main contributors to the $19 million cash used in working capital were the $24 million increase in other current assets resulting from the $23 million tax receivable from the change in the Job Creation and Worker Assistance Act of 2002, and the $5 million increase in accounts receivable which was offset by a $5 million reduction in inventory due to increasing inventory write-downs and a $7 million increase in accounts payable.

The net cash used in investing activities was $11 million in the first quarter of 2002 compared to $16 million in the corresponding period of 2001. Net cash used in investing activities in the first quarter of 2002 related primarily to net short-term investment purchases of $8 million, and property and equipment purchases of $4 million. The Company currently anticipates consistent spending levels for capital equipment in 2002.

The net cash used in financing activities was $7 million in the first quarter of 2002 while net cash provided by financing activities was $4 million in the corresponding period of 2001. Net cash used in financing activities in the first quarter of 2002 resulted from the payment for the extinguishment of convertible debt of $10 million which was offset by proceeds from borrowings of $2 million and net proceeds from issuances of common stock of $2 million.

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

Effect of Recent Accounting Pronouncements

SFAS 142

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company discontinued the amortization of its recorded goodwill as of that date, identified its reporting units based on its current segment reporting structure and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units. The Company determined the fair value of its reporting units utilizing discounted cash flow models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated that an impairment might exist for the Company’s product reporting unit. The Company then performed Step 2 under SFAS No. 142 and compared the carrying amount of goodwill in the Products reporting unit to the implied fair value of the goodwill and determined that an impairment loss existed. This impairment is primarily attributable to the change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principle Board Opinion No. 17, to the fair value approach, which is stipulated in SFAS No. 142 and the requirement under SFAS No. 142 to evaluate the goodwill impairment at the reporting unit level. A non-cash charge totaling $51.4 million has been recorded as a change in accounting principle effective January 1, 2002 to write-off the goodwill of $51.4 million in the Products segment. The remaining recorded goodwill for the Services segment after this impairment write down was $2.7 million as of March 31, 2002.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Reported net income (loss) before cumulative effect of change in accounting principle	$10,748	$(47,321)
Add: Goodwill amortization, net of tax	—	3,467

Adjusted net income (loss) before cumulative effect of change in accounting principle	10,748	(43,854)

Cumulative effect of change in accounting principle	(51,431)	—

Adjusted net loss	$(40,683)	$(43,854)
Basic earnings per common share:
As reported before cumulative effect of change in accounting principle	$0.21	$(0.92)
Goodwill amortization, net of tax	—	0.07

As adjusted before cumulative effect of change in accounting principle	0.21	(0.85)
Cumulative effect of change in accounting principle	(0.99)	—

Adjusted basic earnings per common share	$(0.78)	$(0.85)

Diluted earnings per common share:
As reported before cumulative effect of change in accounting principle	$0.14	$(0.92)
Goodwill amortization, net of tax	—	0.07

As adjusted before cumulative effect of change in accounting principle	0.14	(0.85)
Cumulative effect of change in accounting principle	(0.51)	—

Adjusted diluted earnings per common share	$(0.37)	$(0.85)

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

Financial/Capital Market Risks

Our Debt and Debt Service Obligations Are Significant:     We incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. The fair market value of our zero coupon convertible subordinated debentures at March 31, 2002 was approximately $152 million as compared to an accreted value or book value of $174 million. The convertible subordinated debentures can be put to the Company on August 10, 2003 and the exercise of this put could require the Company to pay the then accreted value of approximately $189 million. If the Company had to convert these debentures using equity as of the end of fiscal 2001, using the closing price of the Company’s common stock on March 31, 2002, this conversion would require the Company to issue approximately 48.3 million shares of its common stock, resulting in significant dilution to the Company’s stockholders.

We obtained a secured line of credit and an equipment line totaling $25 million in June 2001. We had $15 million outstanding under the credit facility and $4 million under the equipment line at March 31, 2002. We obtained a loan totaling $25 million in October 2001 secured by our buildings in San Jose. We had $25 million outstanding under the loan at March 31, 2002.

These debt obligations resulted in a ratio of long-term debt to total shareholders’ equity of approximately 232% at March 31, 2002. As a result of these transactions, we have substantially increased our principal and interest obligations. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing or renew existing financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the information appearing under the caption “Quantitative and Qualitative Disclosures About Market Risk” of the Registrant’s 2001 Annual Report on Form 10-K/A, which information is hereby incorporated by reference. The Company believes there were no material changes in the Company’s exposure to financial market risk during the first quarter of 2002.

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
Gary A. Wetsel Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer (Principal Financial and Accounting Officer)

Date: November 14, 2002

CERTIFICATIONS

I, Beatriz V. Infante, Chairman, President, and Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Aspect Communications Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 14, 2002

/s/ BEATRIZ V. INFANTE
Beatriz V. Infante Chairman, President, and Chief Executive Officer

I, Gary A. Wetsel, Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Aspect Communications Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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