Form 10-Q/A
period 2002-06-30
ASPECT COMMUNICATIONS CORP
filed 2002-11-15
CIK 779390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Aspect Communications Corporation (the “Company”) is filing this Amendment No. 1 on Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2002 to correct the condensed consolidated financial statements with respect to the following matters:

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

The Company is amending only the following sections of the Quarterly Report on Form 10-Q:

Part I, Item 1. Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This amendment does not otherwise update the disclosures set forth in such items originally filed and does not otherwise reflect events occurring after the original filing of the Quarterly Report on August 14, 2002.

ASPECT COMMUNICATIONS CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts—unaudited)

	June 30, 2002 (As Restated, see Note 2)	December 31, 2001 (As Restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$79,497	$72,564
Short-term investments	67,795	62,585
Accounts receivable, net	73,282	79,463
Inventories	6,596	12,044
Other current assets	20,428	23,360

Total current assets	247,598	250,016
Property and equipment, net	99,393	111,319
Goodwill	2,707	54,138
Intangible assets, net	52,894	61,231
Other assets	8,508	18,334

Total assets	$411,100	$495,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,641	$17,851
Accounts payable	14,840	5,988
Accrued compensation and related benefits	20,178	18,916
Other accrued liabilities	67,982	70,378
Deferred revenues	33,605	29,776

Total current liabilities	141,246	142,909
Long-term borrowings	39,485	25,790
Deferred taxes	3,186	3,944
Other long-term liabilities	10,008	13,324
Convertible subordinated debentures	144,353	183,577

Contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.01 par value: 2,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value: 100,000,000 shares authorized, shares outstanding: 52,560,148 and 51,889,454 at June 30, 2002 and December 31, 2001, respectively	197,929	195,663
Deferred stock compensation	(761)	(1,147)
Accumulated other comprehensive loss	(2,333)	(1,995)
Accumulated deficit	(122,013)	(67,027)

Total shareholders’ equity	72,822	125,494

Total liabilities and shareholders’ equity	$411,100	$495,038

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data—unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002 (As Restated, see Note 2)	2001 (As Restated, see Note 2)	2002 (As Restated, see Note 2)	2001 (As Restated, see Note 2)
Net revenues:
License	$17,780	$28,609	$40,719	$60,112
Services	62,486	63,372	126,335	123,369
Other	17,829	19,943	35,562	42,088

Total net revenues	98,095	111,924	202,616	225,569

Cost of revenues:
Cost of license revenues	5,631	3,251	11,025	6,486
Cost of services revenues	34,562	37,843	68,765	76,640
Cost of other revenues	14,023	18,567	32,557	38,373

Total cost of revenues	54,216	59,661	112,347	121,499

Gross margin	43,879	52,263	90,269	104,070
Operating expenses:
Research and development	14,946	24,716	30,517	50,658
Selling, general and administrative	39,700	60,127	82,455	125,897
Restructuring charges	—	13,153	—	20,107

Total operating expenses	54,646	97,996	112,972	196,662

Loss from operations	(10,767)	(45,733)	(22,703)	(92,592)
Interest and other expense, net	(8,996)	(1,806)	(9,231)	(2,193)

Loss before income taxes	(19,763)	(47,539)	(31,934)	(94,785)
Provision (benefit) for income taxes	(5,460)	75	(28,379)	150

Net loss before cumulative effect of change in accounting principle	(14,303)	(47,614)	(3,555)	(94,935)
Cumulative effect of change in accounting principle	—	—	(51,431)	—

Net loss	$(14,303)	$(47,614)	$(54,986)	$(94,935)

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.27)	$(0.92)	$(0.07)	$(1.85)
Cumulative effect of change in accounting principle	—	—	(0.98)	—

Basic and diluted loss per share	$(0.27)	$(0.92)	$(1.05)	$(1.85)

Basic and diluted weighted average shares outstanding	52,400	51,486	52,233	51,362

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands—unaudited)

	Six Months Ended June 30,
	2002 (As Restated, see Note 2)	2001 (As Restated, see Note 2)
Cash flows from operating activities:
Net loss	$(54,986)	$(94,935)
Reconciliation of net loss to cash provided by (used in) operating activities:
Depreciation	18,780	19,502
Amortization of goodwill, intangible assets and stock-based compensation	8,658	16,003
Gain on sale of marketable securities	—	(409)
Loss on disposal of assets	648	—
Gain on extinguishment of debt	(4,146)	—
Cumulative effect of change in accounting principle	51,431	—
Impairment of property	—	1,843
Impairment of investments	8,859	1,300
Accretion of interest expense on debentures	4,975	5,191
Deferred taxes	82	3,147
Changes in operating assets and liabilities:
Accounts receivable, net	6,181	50,580
Inventories	5,448	(2,765)
Other current assets and other assets	3,737	8,549
Accounts payable	8,852	(5,788)
Accrued compensation and related benefits	1,262	(5,759)
Other accrued liabilities	(5,712)	1,235
Deferred revenues	3,829	(6,170)

Cash provided by (used in) operating activities	57,898	(8,476)
Cash flows from investing activities:
Purchases of investments	(63,497)	(156,669)
Proceeds from sales and maturities of investments	58,076	180,085
Property and equipment purchases	(7,502)	(32,534)

Cash used in investing activities	(12,923)	(9,118)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,331	4,039
Payments on capital lease obligations	(372)	(243)
Proceeds from borrowings	2,000	—
Payments on borrowings	(1,143)	—
Repurchase of convertible debentures	(40,649)	—

Cash (used in) provided by financing activities	(37,833)	3,796
Effect of exchange rate changes on cash and cash equivalents	(209)	2,609

Net increase (decrease) in cash and cash equivalents	6,933	(11,189)
Cash and cash equivalents:
Beginning of period	72,564	84,544

End of period	$79,497	$73,355

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,401	$65
Supplemental disclosure of non-cash investing and financing activities:
Cancellation of restricted stock, net of issuances	$(65)	$(285)

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

Note 2: Restatement of Financial Statements

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended June 30, 2002, the Company’s management determined it would amend its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2002 to correct the condensed consolidated financial statements with respect to the following matters:

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

As a result, the accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2002 and 2001 and the condensed consolidated balance sheet at December 31, 2001 have been restated from the amounts previously reported.

A summary of the significant effects of the restatement is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2001		2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net revenues:
Services	$60,424	$62,486	$64,827	$63,372	$126,001	$126,335	$125,712	$123,369
Total net revenues	96,033	98,095	113,379	111,924	202,282	202,616	227,912	225,569
Cost of revenues:
Cost of license revenues:	3,121	5,631	3,251	3,251	6,005	11,025	6,486	6,486
Total cost of revenues	51,706	54,216	59,661	59,661	107,327	112,347	121,499	121,499
Gross margin	44,327	43,879	53,718	52,263	94,955	90,269	106,413	104,070
Operating expenses:
Research and development	17,456	14,946	24,716	24,716	35,537	30,517	50,658	50,658
Selling, general and administrative	40,693	39,700	60,096	60,127	83,770	82,455	125,835	125,897
Total operating expenses	58,149	54,646	97,965	97,996	119,307	112,972	196,600	196,662
Loss from operations	(13,822)	(10,767)	(44,247)	(45,733)	(24,352)	(22,703)	(90,187)	(92,592)
Interest and other expense, net	(9,291)	(8,996)	(1,635)	(1,806)	(9,517)	(9,231)	(1,851)	(2,193)
Loss before income taxes	(23,113)	(19,763)	(45,882)	(47,539)	(33,869)	(31,934)	(92,038)	(94,785)
Net loss before cumulative effect of change in accounting principle	(17,653)	(14,303)	(45,957)	(47,614)	(5,490)	(3,555)	(92,188)	(94,935)
Net Loss	$(17,653)	$(14,303)	$(45,957)	$(47,614)	$(56,921)	$(54,986)	$(92,188)	$(94,935)
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.34)	$(0.27)	$(0.89)	$(0.92)	$(0.11)	$(0.07)	$(1.79)	$(1.85)
Basic and diluted loss per share	$(0.34)	$(0.27)	$(0.89)	$(0.92)	$(1.09)	$(1.05)	$(1.79)	$(1.85)

	June 30, 2002		December 31, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Accounts receivable, net	$76,054	$73,282	$83,762	$79,463
Allowance for doubtful accounts	8,236	7,065	6,567	5,987
Total current assets	250,370	247,598	254,315	250,016
Property and equipment, net	100,262	99,393	112,090	111,319
Other assets	10,539	8,508	20,651	18,334
Total assets	416,772	411,100	502,425	495,038
Other accrued liabilities	68,116	67,982	70,292	70,378
Total current liabilities	141,380	141,246	142,823	142,909
Accumulated deficit	(116,475)	(122,013)	(59,554)	(67,027)
Total shareholders’ equity	78,360	72,822	132,967	125,494
Total liabilities and shareholders’ equity	$416,772	$411,100	$502,425	$495,038

Note 3: Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$3,800	$8,492
Work in progress	159	2,173
Finished goods	2,637	1,379

Total inventories	$6,596	$12,044

Note 4: Other Current Assets

Other current assets consist of (in thousands):

	June 30, 2002	December 31, 2001
Prepaid expenses	$10,064	$10,412
Deferred tax asset	3,186	3,944
Restricted cash	3,154	4,700
Other receivables	4,024	4,304

Total other current assets	$20,428	$23,360

Note 5: Intangible Assets

Intangible assets consist of (in thousands):

	June 30, 2002			December 31, 2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Existing technology acquired	$87,319	$42,379	$44,940	$87,319	$36,463	$50,856
Intellectual property acquired	21,573	14,951	6,622	21,573	13,298	8,275
Customer relationships and sales channels	7,685	6,353	1,332	7,685	5,585	2,100

Total intangible assets	$116,577	$63,683	$52,894	$116,577	$55,346	$61,231

Amortization expense of all intangible assets, except goodwill and assembled workforce was $8 million and $9 million for the six months ended June 30, 2002 and 2001, respectively. The estimated amortization for each of the five fiscal years subsequent to December 31, 2001 is as follows (in thousands):

Year ended December 31,	Amortization expense
2002	$16,664
2003	15,174
2004	12,957
2005	9,732
2006	5,924

Total	$60,451

Note 6: Comprehensive Loss

Comprehensive loss is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(14,303)	$(47,614)	$(54,986)	$(94,935)
Unrealized gain/(loss) on investments, net	307	(876)	(129)	(4,923)
Accumulated translation adjustments, net	(205)	73	(209)	153

Total comprehensive loss	$(14,201)	$(48,417)	$(55,324)	$(99,705)

Note 7: Loss Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss before cumulative effect of change in accounting principle	$(14,303)	$(47,614)	$(3,555)	$(94,935)

Weighted average shares outstanding	52,514	51,616	52,347	51,499
Weighted average shares of restricted common stock	(114)	(130)	(114)	(137)

Shares used in calculation, basic and diluted	52,400	51,486	52,233	51,362

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.27)	$(0.92)	$(0.07)	$(1.85)

Cumulative effect of change in accounting principle	—	—	$(0.98)	—

Basic and diluted loss per share	$(0.27)	$(0.92)	$(1.05)	$(1.85)

The Company had approximately 13.6 million and 7.9 million common stock options outstanding as of June 30, 2002 and 2001, respectively, which could potentially dilute basic earnings per share in the future. The dilutive effect of these options was excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2002 and 2001 because inclusion of these shares would have had an anti-dilutive effect, as the Company had a net loss for the three and six months ended June 30, 2002 and 2001. Based on the accreted value of the convertible subordinated debentures as of June 30, 2002 and 2001 and the ending stock prices of $3.20 and $6.99 on the last trading day of each respective period, the Company also had 45.1 million and 25.5 million shares of common stock issuable upon assumed exercise of the put option by the holders of the convertible subordinated debentures which were excluded because inclusion of these shares had an anti-dilutive effect. In addition, the Company had 113,950 shares and 155,250 of restricted common stock outstanding at June 30, 2002 and 2001, respectively. The dilutive effect of these shares was not included in the calculation for the three and six months ended June 30, 2002 because this inclusion would have been anti-dilutive.

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

Severance and outplacement costs are related to the termination of 740 employees (153 in February 2001, 304 in June 2001 and 283 in October 2001). Employee separation costs include severance and other related benefits. Functions impacted by the restructuring included sales and sales infrastructure, support services, manufacturing, marketing, research and development, and corporate functions. As of June 30, 2002, the Company made $11 million in severance payments. In addition, the Company reduced the reserve in the fourth quarter of 2001 by $292,000 for the February 2001 provision and $985,000 for the June 2001 provision due to the change in the Company’s restructuring estimates. The remaining balance will be paid by the end of 2002.

Consolidation of facilities costs includes rent of unoccupied facilities, property write-downs, and other facilities related costs. As of June 30, 2002, the Company paid approximately $4 million in expenses and wrote down approximately $3 million in property. The remaining reserve balance will be paid over the next eight years. The Company also increased the reserve in the fourth quarter of 2001 for the February 2001 provision by $6 million and the June 2001 provision by $3 million due to the change in the Company’s restructuring estimates.

Other restructuring costs primarily include legal expenses. The Company expects the remaining expenses to be paid by the end of 2002. The Company reduced the reserve by $421,000 for the February 2001 provision and $68,000 for the June 2001 provision due to the change in the Company’s estimates in the fourth quarter of 2001.

Note 9: Convertible Subordinated Debentures and Notes Payable

In August 1998, the Company completed a private placement of approximately $150 million ($490 million principal amount at maturity) of zero coupon convertible subordinated debentures due 2018. The debentures are priced at a yield to maturity of 6% per annum and are convertible into the Company’s common stock anytime prior to maturity at a conversion rate of 8.713 shares per $1,000 principal amount at maturity. Holders can require the Company to repurchase the debentures on August 10, 2003, August 10, 2008, and August 10, 2013, for cash; or at the election of the Company, for the Company’s common stock, if certain conditions are met. The debentures are not secured by any of the Company’s assets and are subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to the debt of Aspect’s subsidiaries. At June 30, 2002 and December 31, 2001, debt issuance costs of approximately $.8 million and $1.5 million, respectively, net of amortization of approximately $3.8 million and $3.1, respectively, are included in other assets in the consolidated balance sheets and are being amortized over five years.

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

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net loss before cumulative effect of change in accounting principle	$(14,303)	$(47,614)	$(3,555)	$(94,935)
Add: Goodwill amortization, net of tax	—	3,467	—	6,934

Adjusted net loss before cumulative effect of change in accounting principle	(14,303)	(44,147)	(3,555)	(88,001)
Cumulative effect of change in accounting principle	—	—	(51,431)	—

Adjusted net loss	$(14,303)	$(44,147)	$(54,986)	$(88,001)

Basic and diluted loss per common share:
As reported before cumulative effect of change in accounting principle	$(0.27)	$(0.92)	$(0.07)	$(1.85)
Goodwill amortization, net of tax	—	0.06	—	0.14

As adjusted before cumulative effect of change in accounting principle	(0.27)	(0.86)	(0.07)	(1.71)
Cumulative effect of change in accounting principle	—	—	(0.98)	—

Adjusted basic and diluted loss per common share	$(0.27)	$(0.86)	$(1.05)	$(1.71)

SFAS 144

In August 2001, FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 for its fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s financial results.

SFAS 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company has elected to early adopt SFAS No. 145. The Company has classified the $2 million and $4 million gains on extinguishment of debt recognized in the three and six months ended June 30, 2002, respectively, in other income in the statement of operations.

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

The Company is currently in an arbitration proceeding in the United Kingdom which relates to a dispute between the Company and Universities Superannuation Scheme Limited (USS) regarding an Agreement to Lease between the Company and USS. USS is seeking specific performance by the Company of the Agreement to Lease. In July 2001, the High Court of Justice, Chancery Division in the United Kingdom granted a stay of the proceedings and the dispute was referred to arbitration. In February 2002, the arbitrator ordered the Company to specifically perform the Agreement to Lease and to pay currently outstanding rent, service charges and the rent deposit. On February 28, 2002, the Company filed an appeal of the arbitrator’s order with the High Court of Justice, Queen’s Bench Division, Commercial Court in the United Kingdom. The Company did not prevail in the initial appeal proceedings but the Company has the right to further appeal the decision. The appeal proceeding will commence in March 2003. The Company’s current estimate of its obligation relating to the lease is $8.7 million through the second quarter of 2006 which has been included in its restructuring accrual at June 30, 2002. The maximum obligation under the lease is estimated to be $31.5 million payable over 15 years. However, the Company is actively marketing the sublease of this facility. Should the Company not be successful on appeal, it will have to provide a deposit of $6 million in the event that it cannot secure a guarantee with a financial institution in the United Kingdom. In addition, the Company will be required to pay $2.5 million for overdue rent, which is already included within the lease obligation accrual as of June 30, 2002.

Note 13: Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXPLANATORY NOTE

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2002, the Company’s management determined it would amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 to correct the condensed consolidated financial statements with respect to the following matters:

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

These matters are discussed more fully in Note 2 of the condensed consolidated financial statements. The effects of the restatement are presented in Note 2 to the condensed consolidated financial statements and the following management’s discussion & analysis gives effect to the restatement.

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

Allowance for doubtful accounts: Company’s management must make estimates of the uncollectibility of accounts receivable. Management specifically analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $73 million, net of allowance for doubtful accounts of $7 million as of June 30, 2002.

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

Significant management judgment is required in determination of the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has a valuation allowance of $60 million as of June 30, 2002, as it is more likely than not the Company will not utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward, research tax credits, and temporary differences between financial accounting standards and income tax laws. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods the Company may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

Excess and obsolete inventory: The Company values inventory at the lower of the actual cost or the current estimated market value of the inventory. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand and production requirements. Management’s estimates of future product demand may prove to be inaccurate, in which case the allowance for excess and obsolete inventory may increase. If inventory is determined to be overvalued in the future, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Although management makes every effort to ensure the accuracy of its forecast of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. The inventories balance was $7 million at June 30, 2002.

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

The fair value of the long-term investments is dependent on the performance of the companies in which the Company has invested, as well as volatility inherent in the external markets for these investments. In assessing a potential impairment for these investments, the Company considers these factors as well as the forecasted financial performance of its investees. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. For the three months ended June 30, 2002, the Company has recorded a full impairment on an investment of $9 million. At June 30, 2002, the Company has one investment of $150,000 recorded in other assets in the condensed consolidated balance sheet.

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

Results of Operations

The following table sets forth statements of operations data for the three and six months ended June 30, 2002 and 2001 expressed as a percentage of total revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2001		2002		2001
Net revenues:
License	18%		26%		20%		27%
Services	64%		56%		62%		54%
Other	18%		18%		18%		19%

Total net revenues	100%		100%		100%		100%

Cost of revenues:
Cost of license revenues	6%		3%		5%		3%
Cost of services revenues	35%		34%		34%		34%
Cost of other revenues	14%		16%		16%		17%

Total cost of revenues	55%		53%		55%		54%

Gross margin	45%		47%		45%		46%
Operating expenses:
Research and development	15%		22%		15%		22%
Selling, general and administrative	41%		54%		41%		56%
Restructuring charges	—		12%		—		9%

Total operating expenses	56%		88%		56%		87%

Loss from operations	(11%	)	(41%	)	(11%	)	(41%	)
Interest and other expense, net	(9%	)	(2%	)	(5%	)	(1%	)

Loss before income taxes	(20%	)	(43%	)	(16%	)	(42%	)
Provision (benefit) for income taxes	(6%	)	0%		(14%	)	0%

Net loss before cumulative effect of change in accounting principle	(14%	)	(43%	)	(2%	)	(42%	)
Cumulative effect of change in accounting principle	—		—		(25%	)	— %

Net loss	(14%	)	(43%	)	(27%	)	(42%	)

Revenues

The Company markets its products in the United States primarily through its direct sales force and internationally through a direct sales force supplemented by distribution partners in various countries. International revenues accounted for approximately 33% and 32% of total revenue generated in the second quarter of 2002 and 2001 respectively and 33% and 31% for the first six months of 2002 and 2001, respectively.

Net revenues decreased by 12% to $98 million in the second quarter of 2002, from $112 million in the corresponding period of 2001. Net revenues for the first six months of 2002 decreased by 10% to $203 million from $226 million in the first six months of 2001. On a forward looking basis, the Company anticipates that revenues in the second half of 2002 compared with the revenues generated in the first six months of 2002 will be slightly down.

License revenues, primarily consisting of business communications software licensing sales, decreased by 38% to $18 million in the second quarter of 2002, from $29 million in the corresponding period of 2001. License revenues for the first six months of 2002 decreased 32% to $41 million from $60 million in the first six months of 2001. The decline in license revenues was primarily due to continuing weak economic conditions and the resulting delays and/or reduction in capital spending by the Company’s customers. On a forward-looking basis, the Company anticipates that software license revenues in the second half of 2002 compared to the first six months of 2002 will remain relatively flat.

Services revenues, consisting of support and maintenance fees, consulting services and training, decreased slightly to $62 million in the second quarter of 2002, from $63 million in the second quarter of 2001. Service revenues increased by 2% to $126 million for the first six months of 2002 from $123 million in the corresponding period of 2001. The increase was due to maintenance associated with new product sales. On a forward-looking basis, the Company anticipates that services revenues in the second half of 2002 compared to the first six months of 2002 will decrease.

Other revenues, primarily consisting of hardware revenues, decreased by 11% to $18 million in the second quarter of 2002 from $20 million in the corresponding period of 2001. Other revenues for the first six months of 2002 decreased 16% to $36 million from $42 million in the first six months of 2001. Other revenues have been negatively impacted by the same adverse economic conditions that are currently impacting license revenues. On a forward-looking basis, the Company anticipates that other revenues in the second half of 2002 compared to the first six months of 2002 will remain relatively flat.

Gross Margin

Total gross margin decreased to 45% in the second quarter of 2002 from 47% in the corresponding period of 2001. Gross margins decreased to 45% for the first six months of 2002 from 46% in the corresponding period of 2001. The Company anticipates that gross margins will increase slightly in the second half of 2002. Any variability in the Company’s gross margins result from revenue mix and from continued operating efficiencies.

Gross margin on license revenues decreased to 68% in the second quarter of 2002 from 89% in the corresponding period of 2001. Gross margin on license revenues decreased to 73% for the first six months of 2002 from 89% in the first six months of 2001. Cost of license revenues include third party software royalties, product packaging, documentation and amortization of acquired intangible assets. As of January 1, 2002, the Company believes that there is no longer any further use of certain acquired intangible assets for research and development purposes; therefore, the amortization expense of these certain acquired intangible assets are included in cost of license revenues. The decrease in license margins is due to a lower mix of higher margin products and lower revenues and the inclusion of the amortization of existing technology and intellectual property intangible assets in the cost of license revenues in 2002. On a forward-looking basis, the Company expects overall license margin in the second half of 2002 compared to the first six months of 2002 to increase slightly.

Gross margin on services revenues increased to 45% in the second quarter of 2002 from 40% in the corresponding period of 2001. Gross margin on services revenue increased to 46% for the first six months of 2002 from 38% in the first six months of 2001. Cost of service revenues consist primarily of employee salaries and benefits, facilities, and systems costs to support maintenance, consulting, and education. The increase in services margin was primarily due to a decrease in employee salaries and benefits as a result of workforce reductions and other cost reduction activities implemented in 2001 and 2002. On a forward-looking basis, the Company anticipates that services margin in the second half of 2002 compared to the first six months of 2002 will increase slightly.

Gross margin on other revenues increased to 21% in the second quarter of 2002 from 7% in the corresponding period of 2001. Gross margin on other revenues remained relatively flat in the first six months of 2002 compared to the first six months of 2001. Cost of other revenues include labor, materials, overhead, and other directly allocated costs involved in the manufacture and delivery of the products. The increase in other revenues margin in the second quarter of 2002 compared to the second quarter of 2001 was due to cost savings resulting from outsourcing activities. On a forward-looking basis, the Company expects other revenues gross margin in the second half of 2002 compared to the first six months of 2002 to remain flat or decrease slightly.

Operating Expenses

Research and development (“R&D”) expenses relate to the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities, systems costs, consulting expenses and amortization of certain acquired intangible assets. R&D expenses decreased by 40% to $15 million in the second quarter of 2002, from $25 million in the corresponding period of 2001. R&D expenses decreased 40% to $31 million for the first six months of 2002 from $51 million in the first six months of 2001. The decrease was primarily caused by the classification of amortization of certain acquired intangible assets as cost of license revenues. As of January 1, 2002, the Company believes there is no further use of certain intangible assets for research and development purposes. Other contributors to R&D lower spending are the decrease in employee salaries and benefits resulted from workforce reductions during 2001 and by the decrease in consulting expenses resulting from cost reduction activities related to outside services. As a percentage of net revenues, R&D expenses were 15% and 22% for the second quarter of 2002 and 2001, respectively and 15% and 22% for the first six months of 2002 and 2001, respectively. The decrease was primarily due to the classification of amortization of certain acquired intangible assets, workforce reductions and efficiencies realized through other infrastructure cost reductions. Excluding amortization of intangible assets as cost of license revenues, R&D expenses were $15 million and $22 million for the second quarter of 2002 and 2001, respectively and $30 million and $45 million for the first six months of 2002 and 2001, respectively. As a percentage of net revenues, R&D expenses, excluding amortization of intangible assets, were 15% and 20% in the second quarter of 2002 and 2001 and 15% and 20% for the first six months of 2002 and 2001. The Company anticipates, on a forward-looking basis, that R&D expenses in absolute dollars and as a percentage of revenue will slightly decline due to workforce adjustments and cost reductions implemented in 2001 and 2002, in addition to operational efficiencies implemented during 2002.

Selling, general and administrative (“SG&A”) expenses consist primarily of employee salaries and benefits, commissions, facilities, systems costs, administrative support and amortization of certain intangible assets. SG&A decreased by 34% to $40 million in the second quarter of 2002, from $60 million in the corresponding period of 2001. SG&A decreased by 35% to $82 million in the first six months of 2002 from $126 million in the first six months of 2001. The decrease was primarily due to workforce reductions, lower marketing and advertising and training expenses, reduced commissions resulting from lower revenue levels, and the exclusion of goodwill amortization in 2002 in accordance with SFAS 142. SG&A expenses as a percentage of net revenues were 41% and 54% in the second quarter of 2002 and 2001, respectively and 41% and 56% for the first six months of 2002 and 2001, respectively. Excluding amortization of intangible assets, SG&A expenses were $40 million and $56 million in the second quarter of 2002 and 2001, respectively and $82 million and $118 million for the first six months of 2002 and 2001, respectively. As a percentage of net revenues, SG&A expenses, excluding amortization of intangible assets, were 41% and 50% in the second quarter of 2002 and 41% and 52% for the first six months of 2002 and 2001, respectively. The Company anticipates, on a forward-looking basis, that SG&A expenses will decline in absolute dollars and as a percentage of revenues, based on the cost reductions implemented in 2001 and 2002, in addition to operational efficiencies implemented during 2002.

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

Interest and Expense, net is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest income	$906	$1,264	$1,927	$3,021
Interest expense	(3,229)	(3,050)	(6,754)	(5,474)
Gain on extinguishment of debt	2,069	—	4,146	—
(Loss) gain on investments	(8,665)	70	(8,368)	494
Other, net	(77)	(90)	(182)	(234)

Total	$(8,996)	$(1,806)	$(9,231)	$(2,193)

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

Cumulative Effect of the Change in Accounting Principles

The cumulative effect of the change in accounting principles related to the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, was $51.4 million for the six months ended June 30, 2002.

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

Liquidity and Capital Resources

As of June 30, 2002, cash, cash equivalents, and short-term investments totaled $147 million, which represented 36% of total assets, which are the Company’s principal source of liquidity. In addition, the Company had restricted cash of $6 million.

The net cash provided by operating activities was $58 million for the first six months of 2002, while net cash used in operating activities was $8 million in the corresponding period of 2001. Net cash provided by operating activities in the first six months of 2002 related primarily to $24 million provided by working capital, partially offset by the net loss of $55 million adjusted for the gain on extinguishment of debt of $4 million, offset by $51 million for the cumulative effect of change in accounting principle, $27 million of depreciation and amortization of intangible assets, $5 million of non-cash interest expense on debentures, and $9 million for the write down of a long term investment. The main contributors to the $24 million cash provided by working capital were the $6 million decrease in accounts receivable, $5 million decrease in inventories, $9 million increase in accounts payable and a $4 million increase in deferred revenues offset by a $6 million decrease in accrued liabilities.

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

The net cash used in financing activities was $38 million in the first six months of 2002 while net cash provided by financing activities was $4 million in the corresponding period of 2001. Net cash used in financing activities in the first six months of 2002 resulted from the payment for the extinguishment of convertible debt of $41 million which was offset by net proceeds from issuances of common stock of $2 million.

The primary sources of cash during the first six months of 2001 were net sales of short-term investments of $23 million and proceeds from the issuance of common stock under various stock plans of $4 million. The primary uses of cash during the first six months of 2001 were $33 million for the purchase of property and equipment and $8 million to support operating activities.

The Company incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. The Company paid $10 million in January 2002 and an additional $30 million in May and June 2002 to repurchase convertible subordinated debentures in the open market. The Company’s carrying value of these securities at the date of repurchase was $44 million, thereby resulting in a gain on extinguishment of debt of approximately $4 million for the first six months of 2002. This purchase reduced the principal amount of the Company’s outstanding face value of the convertible subordinated debentures from $490 million to $374 million. The fair market value of these zero coupon convertible subordinated debentures at June 30, 2002 was approximately $128 million as compared to an accreted value or book value of $144 million. The convertible subordinated debentures can be put to the Company on August 10, 2003, and the exercise of this put could require the Company to pay the then accreted value of approximately $154 million in cash, or at the election of the Company, of the Company’s common stock, if certain conditions are met.

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

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended, June 30,
	2002	2001	2002	2001
Reported net loss before cumulative effect of change in accounting principle	$(14,303)	$(47,614)	$(3,555)	$(94,935)
Add: Goodwill amortization, net of tax	—	3,467	—	6,934

Adjusted net loss before cumulative effect of change in accounting principle	(14,303)	(44,147)	(3,555)	(88,001)
Cumulative effect of change in accounting principle	—	—	(51,431)	—

Adjusted net loss	$(14,303)	$(44,147)	$(54,986)	$(88,001)

Basic and diluted loss per common share:
As reported before cumulative effect of change in accounting principle	$(0.27)	$(0.92)	$(0.07)	$(1.85)
Goodwill amortization, net of tax	—	0.06	—	0.14

As adjusted before cumulative effect of change in accounting principle	(0.27)	(0.86)	(0.07)	(1.71)
Cumulative effect of change in accounting principle	—	—	(0.98)	—

Adjusted basic and diluted loss per common share	$(0.27)	$(0.86)	$(1.05)	$(1.71)

SFAS 144

In August 2001, FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 for its fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s financial results.

SFAS 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company has elected to early adopt SFAS No. 145. The Company has classified the $2 million and $4 million gains on extinguishment of debt recognized in the three and six months ended June 30, 2002, respectively, in other income in the statement of operations.

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

These debt obligations resulted in a ratio of long-term debt to total shareholders’ equity of approximately 252% at June 30, 2002. As a result of these transactions, we have substantially increased our principal and interest obligations. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing or renew existing financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the information appearing under the caption “Quantitative and Qualitative Disclosures About Market Risk” of the Registrant’s 2001 Annual Report on Form 10-K/A, which information is hereby incorporated by reference. The Company believes there were no material changes in the Company’s exposure to financial market risk during the second quarter of 2002.

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

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

10.91	Employment Agreement between the Registrant and Gary A. Wetsel, dated April 1, 2002*

10.92	Amendment No. 3 to the Credit Agreement between the Registrant and Comerica Bank-California, dated June 11, 2002*

10.93	Amendment No. 4 to the Credit Agreement between the Registrant and Comerica Bank-California, dated July 30, 2002*

99.1	Beatriz Infante’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Gary Wetsel’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Incorporated by reference to Form 10-Q filed August 14, 2002

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

Date: November 14, 2002

By:	/s/ BEATRIZ V. INFANTE
Beatriz V. Infante Chairman, President, and Chief Executive Officer

I, Gary A. Wetsel, Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Aspect Communications Corporation;

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

Date: November 14, 2002

By:	/s/ GARY A. WETSEL
Gary A. Wetsel Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer

EXHIBIT INDEX

10.91	Employment Agreement between the Registrant and Gary A. Wetsel, dated April 1, 2002*

10.92	Amendment No. 3 to the Credit Agreement between the Registrant and Comerica Bank-California, dated June 11, 2002*

10.93	Amendment No. 4 to the Credit Agreement between the Registrant and Comerica Bank-California, dated July 30, 2002*

99.1	Beatriz Infante’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Gary Wetsel’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Form 10-Q filed August 14, 2002.