Form 10-Q
period 2002-09-30
ASPECT COMMUNICATIONS CORP
filed 2002-11-15
CIK 779390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 53,038,358 at November 12, 2002.

For the three and nine months ended September 30, 2001, this filing includes condensed consolidated financial statements that are corrected with respect to the following matters:

•
to correct certain billing errors attributable to customer support contracts, including a reduction in the provision for doubtful accounts as a result of a reduction in the related corrected accounts receivable balance,

•	to correct the period over which capitalized debt issuance costs are amortized, and

•	to expense certain costs that were determined not to qualify for capitalization as a fixed asset.

The effects of the restatement are presented in Note 2 to the condensed consolidated financial statements.

ASPECT COMMUNICATIONS CORPORATION

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts—unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$65,967	$72,564
Short-term investments	79,275	62,585
Accounts receivable, net	61,557	79,463
Inventories	4,773	12,044
Other current assets	17,054	23,360

Total current assets	228,626	250,016
Property and equipment, net	92,587	111,319
Goodwill	2,707	54,138
Intangible assets, net	11,061	61,231
Other assets	9,876	18,334

Total assets	$344,857	$495,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$7,321	$17,851
Accounts payable	11,712	5,988
Accrued compensation and related benefits	19,050	18,916
Other accrued liabilities	69,262	70,378
Deferred revenues	35,139	29,776

Total current liabilities	142,484	142,909
Long term borrowings	42,989	25,790
Deferred taxes	—	3,944
Other long-term liabilities	22,313	13,324
Convertible subordinated debentures	123,152	183,577

Contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.01 par value: 2,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value: 100,000,000 shares authorized, shares outstanding: 53,025,453 and 51,889,454 at September 30, 2002 and December 31, 2001, respectively	198,326	195,663
Deferred stock compensation	(565)	(1,147)
Accumulated other comprehensive loss	(1,850)	(1,995)
Accumulated deficit	(181,992)	(67,027)

Total shareholders’ equity	13,919	125,494

Total liabilities and shareholders’ equity	$344,857	$495,038

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data—unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		(as Restated, see Note 2)		(as Restated, see Note 2)
Net revenues:
License	$21,529	$21,813	$62,248	$81,925
Services	58,925	68,000	185,260	191,369
Other	16,047	18,596	51,609	60,684

Total net revenues	96,501	108,409	299,117	333,978

Cost of revenues:
Cost of license revenues	42,581	4,378	53,606	10,864
Cost of services revenues	29,846	36,134	98,611	112,774
Cost of other revenues	12,655	16,512	45,212	54,885

Total cost of revenues	85,082	57,024	197,429	178,523

Gross margin	11,419	51,385	101,688	155,455

Operating expenses:
Research and development	13,563	23,371	44,080	74,028
Selling, general and administrative	36,319	52,926	118,774	178,824
Restructuring charges	22,699	—	22,699	20,107

Total operating expenses	72,581	76,297	185,553	272,959

Loss from operations	(61,162)	(24,912)	(83,865)	(117,504)
Interest and other income (expense), net	1,560	(1,204)	(7,671)	(3,397)

Loss before income taxes	(59,602)	(26,116)	(91,536)	(120,901)
Provision (benefit) for income taxes	377	75	(28,002)	225

Net loss before cumulative effect of change in accounting principle	(59,979)	(26,191)	(63,534)	(121,126)
Cumulative effect of change in accounting principle	—	—	(51,431)	—

Net loss	$(59,979)	$(26,191)	$(114,965)	$(121,126)

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(1.14)	$(0.51)	$(1.21)	$(2.35)
Cumulative effect of change in accounting principle	—	—	(0.98)	—

Basic and diluted loss per share	$(1.14)	$(0.51)	$(2.19)	$(2.35)
Basic and diluted weighted average shares outstanding	52,678	51,624	52,381	51,449

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands—unaudited)

	Nine Months Ended September 30,
	2002	2001
		(as Restated, see Note 2)
Cash flows from operating activities:
Net loss	$(114,965)	$(121,126)
Reconciliation of net loss to cash provided by (used in) operating activities:
Depreciation	26,814	29,223
Amortization of goodwill, intangible assets and stock-based compensation	11,982	23,891
Gain on sale of marketable securities	—	(563)
Loss on disposal of assets	2,460
Gain on extinguishment of debt	(7,249)	—
Cumulative effect of change in accounting principle	51,431	—
Impairment of property	—	2,303
Impairment of investments	8,859	1,300
Impairment of intangible assets	38,631	—
Non-cash interest expense on debentures	6,983	7,847
Deferred taxes	8	2,832
Changes in operating assets and liabilities:
Accounts receivable, net	19,852	48,648
Inventories	7,485	(1,522)
Other current assets and other assets	4,165	4,703
Accounts payable	5,439	(11,323)
Accrued compensation and related benefits	(18)	(3,887)
Other accrued liabilities	3,382	7,116
Deferred revenues	4,761	(9,905)

Cash provided by (used in) operating activities	70,020	(20,463)
Cash flows from investing activities:
Purchases of investments	(152,231)	(113,905)
Proceeds from sales and maturities of investments	135,519	136,257
Property and equipment purchases	(9,463)	(42,551)

Cash used in investing activities	(26,175)	(20,199)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,802	5,307
Payments on capital lease obligations	(592)	(369)
Proceeds from borrowings	27,000	18,617
Payments on borrowings	(20,136)	—
Repurchase of convertible debentures	(59,769)	—

Cash (used in) provided by financing activities	(50,695)	23,555
Effect of exchange rate changes on cash and cash equivalents	253	(260)

Net decrease in cash and cash equivalents	(6,597)	(17,367)
Cash and cash equivalents:
Beginning of period	72,564	84,544

End of period	$65,967	$67,177

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,031	$93
Supplemental disclosure of non-cash investing and financing activities:
Cancellation of restricted stock, net of issuances	$(139)	$(495)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001.

Certain prior-period amounts have been reclassified to conform to the current-period presentation. The reclassifications had no significant impact on major captions.

Note 2:    Restatement of Financial Statements

For the three and nine months ended September 30, 2001, the Company’s management determined it would correct its consolidated financial statements with respect to the following matters:

•
to correct certain billing errors attributable to customer support contracts, including a reduction in the provision for doubtful accounts as a result of a reduction in the related corrected accounts receivable balance,

•	to correct the period over which capitalized debt issuance costs are amortized, and

•	to expense certain costs that were determined not to qualify for capitalization as a fixed asset.

As a result, the accompanying consolidated financial statements for the three and nine months ended September 30, 2001 have been restated from the amounts previously reported.

A summary of the significant effects of the restatement is as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net Revenues:
Services	$68,242	$68,000	$193,954	$191,369
Total net revenues	108,651	108,409	336,563	333,978
Gross margin	51,627	51,385	158,040	155,455
Selling, general and administrative	52,895	52,926	178,731	178,824
Total operating expenses	76,266	76,297	272,866	272,959
Loss from operations	(24,639)	(24,912)	(114,826)	(117,504)
Interest and other income (expense), net	(1,033)	(1,204)	(2,884)	(3,397)
Loss before income taxes	(25,672)	(26,116)	(117,710)	(120,901)
Net loss	$(25,747)	$(26,191)	$(117,935)	$(121,126)
Basic and diluted loss per share	$(0.50)	$(0.51)	$(2.29)	$(2.35)

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

Note 3:    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$1,923	$8,492
Work in progress	41	2,173
Finished goods	2,809	1,379

Total inventories	$4,773	$12,044

Note 4:    Other Current Assets

Other current assets consist of (in thousands):

	September 30, 2002	December 31, 2001
Prepaid expenses	$9,482	$8,970
Deferred tax asset	—	3,944
Restricted cash	3,154	4,700
Other receivables	4,418	5,746

Total other current assets	$17,054	$23,360

Note 5:    Intangible Assets

Intangible assets, excluding goodwill, consist of (in thousands):

	September 30, 2002			December 31, 2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Existing technology acquired	$17,018	$11,752	$5,266	$87,319	$36,463	$50,856
Intellectual property acquired	21,573	15,778	5,795	21,573	13,298	8,275
Customer relationships and sales channels	—	—	—	7,685	5,585	2,100

Total intangible assets	$38,591	$27,530	$11,061	$116,577	$55,346	$61,231

During the third quarter of 2002, the Company identified indicators of impairment of acquired assets relating to previous acquisitions. These indicators included the deterioration in the business climate, recent changes in strategic plans and revised future net cash flows for certain acquired intangible assets. Therefore, the Company compared these future net cash flows to the respective carrying amounts attributable to the acquired intangible assets and determined that an impairment existed. As a result, during the third quarter of 2002, the Company recorded a total impairment charge of $39 million. Of this charge, $38 million related to acquired technology from Voicetek and PakNetX and was recorded within cost of revenues, while approximately $1 million related to customer base and sales channels acquired from Voicetek and was recorded within selling, general and administrative expenses. Amortization expense of all intangible assets including those for which an impairment charge was taken, except goodwill and assembled workforce was $12 million and $13 million for the nine months ended September 30, 2002 and 2001, respectively. The amortization expense related to the

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

intangible assets written off during the third quarter of 2002 was $8 million and $9 million for the nine months ended September 30, 2002 and 2001, respectively. The estimated amortization for each of the four fiscal years subsequent to December 31, 2001 is as follows (in thousands):

Year ended December 31,	Amortization expense
2002	$12,810
2003	4,567
2004	2,914
2005	2,308

Total	$22,599

Note 6:    Comprehensive Loss

Comprehensive loss is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(59,979)	$(26,191)	$(114,965)	$(121,126)
Unrealized gain/(loss) on investments, net	115	493	(14)	(4,430)
Accumulated translation adjustments, net	368	31	159	83

Total comprehensive loss	$(59,496)	$(25,667)	$(114,820)	$(125,473)

Note 7:    Loss Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive impact of securities or other contracts to issue common stock (stock options, convertible subordinated debentures, and restricted stock). Basic and diluted loss per share before cumulative effect of change in accounting principle for the three and nine months ended September 30 are calculated as follows (in thousands, except per share data):

	Three Months Ended September 30 ,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss before cumulative effect of change in accounting principle	$(59,979)	$(26,191)	$(63,534)	$(121,126)

Weighted average shares outstanding	52,790	51,749	52,495	51,582
Weighted average shares of restricted common stock	(112)	(125)	(114)	(133)

Shares used in calculation, basic and diluted	52,678	51,624	52,381	51,449

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(1.14)	$(0.51)	$(1.21)	$(2.35)

The Company had approximately 13.5 million and 7.2 million common stock options outstanding as of September 30, 2002 and 2001, respectively, which could potentially dilute basic earnings per share in the future. The dilutive effect of these options was excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 because inclusion of these shares would have had an anti-dilutive effect, as the Company had a net loss for the three and nine months ended September 30, 2002 and 2001. Based on the accreted value of the convertible subordinated debentures of $123 million and $181 million and the

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

ending stock price of $1.47 and $1.79 on the last trading day of the periods ended September 30, 2002 and 2001, respectively, the Company also had 83.8 million and 101.1 million shares of common stock issuable upon conversion of the convertible subordinated debentures which were excluded because inclusion of these shares had an anti-dilutive effect. In addition, the Company had 109,950 shares and 125,250 shares of restricted common stock outstanding at September 30, 2002 and 2001, respectively. The dilutive effect of these shares was not included in the calculation for the three and nine months ended September 30, 2002 because this inclusion would have been anti-dilutive.

Note 8:    Restructuring Charge

In February, April, October 2001, and July 2002, the Company reduced its workforce by 6%, 11%, 10%, and 22% respectively, and consolidated selected facilities in its continuing effort to better optimize operations. These activities resulted in restructuring charges of $7 million, $13 million, $24 million, and $23 million respectively. As of September 30, 2002, the total restructuring accrual was $40 million, of which $18 million was a short-term liability and $22 million was a long-term liability. Components of the restructuring accrual as of September 30, 2002 were as follows (in thousands):

	Severance and Outplacement	Consolidation of Facilities Costs	Other Restructuring Costs	Total
February 2001 provision	$3,227	$3,219	$508	$6,954
June 2001 provision	4,947	8,076	130	13,153
October 2001 provision	3,411	20,858	(425)	23,844
Payments and property write-downs	(9,428)	(4,646)	(112)	(14,186)

Balance at December 31, 2001	2,157	27,507	101	29,765
Payments	(918)	(1,767)	(2)	(2,687)

Balance at March 31, 2002	1,239	25,740	99	27,078
Payments	(407)	(946)	—	(1,353)

Balance at June 30, 2002	832	24,794	99	25,725
July 2002 provision	6,747	14,208	1,744	22,699

Payments and property write-downs	(5,112)	(1,834)	(1,748)	(8,694)

Balance at September 30, 2002	$2,467	$37,168	$95	$39,730

Severance and outplacement costs are related to the termination of 1,133 employees (153 in February 2001, 304 in June 2001, 283 in October 2001, and 393 in July 2002). Employee separation costs include severance and other related benefits. Functions impacted by the restructuring included sales and sales infrastructure, support services, manufacturing, marketing, research and development, and corporate functions. As of September 30, 2002, the Company had made $16 million in severance payments. The Company also reduced the reserve in the fourth quarter of 2001 by $292,000 for the February 2001 provision and $985,000 for the June 2001 provision due to change in the Company’s restructuring estimates. The remaining balance of severance and outplacement costs will be paid by July 2003.

Consolidation of facilities costs includes rent of unoccupied facilities, property write-downs, and other facilities related costs. As of September 30, 2002, the Company had paid approximately $6 million in expenses and had written down approximately $3 million in property. The remaining reserve balance will be paid over the next fourteen years. The Company also increased the reserve for the February 2001 provision by $6 million and the June 2001 provision by $3 million due to the change in the Company’s restructuring estimates in the fourth

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

quarter of 2001. In addition, the Company increased the reserve in the third quarter of 2002 for the February 2001 provision by $6 million, the June 2001 provision by $4 million, and the October 2001 provision by $4 million due to a change in the Company’s estimates of sublease income.

Other restructuring costs primarily include certain equipment write-offs associated with abandonment of certain equipment. The Company expects the remaining expenses to be paid by the end of 2002. The Company reduced the reserve by $421,000 for the February 2001 provision and $68,000 for the June 2001 provision due to the change in the Company’s estimates in the fourth quarter of 2001.

Note 9:    Convertible Subordinated Debentures

In August 1998, the Company completed a private placement of approximately $150 million ($490 million principal amount at maturity) of zero coupon convertible subordinated debentures due 2018. The debentures are priced at a yield to maturity of 6% per annum and are convertible into the Company’s common stock anytime prior to maturity at a conversion rate of 8.713 shares per $1,000 principal amount at maturity. Holders can require the Company to repurchase the debentures on August 10, 2003, August 10, 2008, and August 10, 2013, for cash; or at the election of the Company, for the Company’s common stock, if certain conditions are met. The debentures are not secured by any of the Company’s assets and are subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to the debt of Aspect’s subsidiaries. At September 30, 2002 and December 31, 2001, debt issuance costs of approximately $503,000 and $1.5 million, respectively, net of amortization of approximately $4.1 million and $3.1 million, respectively, are included in other assets in the consolidated balance sheets and are being amortized over five years. In January 2002 the Company paid $10 million to repurchase convertible subordinated debentures in the open market. The Company’s carrying value of these securities at the date of repurchase was $12 million, thereby resulting in a gain on extinguishment of debt of approximately $2 million for the first quarter of 2002. In May and June 2002 the Company paid $30 million to repurchase convertible subordinated debentures in the open market. The Company’s carrying value of these securities at the date of repurchase was $32 million, thereby resulting in a gain on extinguishment of debt of approximately $2 million for the second quarter of 2002. In July, August, and September 2002 the Company paid $20 million to repurchase convertible subordinated debentures in the open market. The Company’s carrying value of these securities at the date of repurchase was $23 million, thereby resulting in a gain on extinguishments of debt of approximately $3 million. These repurchases reduced the principal amount of the Company’s outstanding face value of the convertible subordinated debentures from $490 million to $314 million. If the Company had to convert the remaining debentures to equity on August 10, 2003 at the then accreted value of approximately $130 million using the ending stock price on September 30, 2002 of $1.47 per share, the Company would issue an additional 88.4 million common shares.

Note 10:    Bank Line of Credit

In October 2001, the Company entered into a 5-year loan with an investment bank in the amount of $25 million which bears interest at an initial rate of 8% which is then re-measured semi-annually beginning May 2002 at the rate of LIBOR + 3.75% subject to a floor of 8% and a ceiling of 14%. The loan is secured by a security interest in the Company owned buildings in San Jose. Borrowings are payable in equal monthly installments including interest computed on a 20-year amortization schedule until November 1, 2006, at which time the outstanding loan balance will become payable. At September 30, 2002, the Company had $25 million outstanding. The bank also required that the Company provide a $3 million letter of credit which is recorded as restricted cash in other assets on the Company’s balance sheet at September 30, 2002.

On August 9, 2002 the Company entered into a Credit Agreement with Comerica Bank-California as administrative agent and CIT Business Credit as collateral agent which provides the Company with a $25 million

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

revolving loan facility and a $25 million senior secured term loan. The revolver has a three year term and is secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the revolver include a Eurocurrency Rate and a Base Rate plus the applicable margins adjusted on a quarterly basis. Availability under the revolver also includes up to $5 million in the aggregate in stand-by letters of credit. At September 30, 2002, Company had $0 outstanding under the revolver and has utilized $1 million in letters of credit. The term loan has a four year term. The term loan is also secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the term loan include a Eurocurrency Rate and Base Rate plus applicable margins. In the event that the Company terminates either facility prior to the maturity date, the lenders will receive a prepayment penalty fee from the Company. Mandatory prepayment of the facilities is required from 100% of permitted asset sales, 100% of the proceeds from future debt issuances and 50% of the proceeds from future equity issuances, subject to certain exclusions. The facilities can be used for working capital, general corporate purposes and to repurchase the Company’s outstanding convertible subordinated debt. The Credit Agreement includes customary representations and warranties and covenants. The financial covenants include unrestricted cash, liquidity ratio, fixed charge coverage ratio, tangible net worth and earnings before interest expense, income taxes, depreciation and amortization (EBITDA). At September 30, 2002, the Company had $25 million outstanding with applicable interest rate of 4.76%.

In addition to the line of credit, the Company has utilized a fully collateralized (110%) line of credit with a European banking partner used for securing letters of credit or bank guarantees which are required for daily operations such as payroll, duty and facilities. At September 30, 2002, approximately $3 million was outstanding and $0 was available for future use under this credit line.

Note 11:    Recent Accounting Pronouncements

SFAS 142

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No.142, the Company discontinued the amortization of its recorded goodwill as of that date, identified its reporting units based on its current segment reporting structure and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units. The Company determined the fair value of its reporting units utilizing discounted cash flow models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated that an impairment might exist for the Company’s Product reporting unit. The Company then performed Step 2 under SFAS No. 142 and compared the carrying amount of goodwill in the Products reporting unit to the implied fair value of the goodwill and determined that an impairment existed. This impairment is primarily attributable to the change in the evaluation criteria of goodwill from an undiscounted cash flow approach to a fair value approach under FAS 142, which requires the Company to evaluate goodwill impairment at the reporting unit level. A non-cash charge totaling $51.4 million has been recorded as a change in accounting principle effective January 1, 2002 to write-off the goodwill of $51.4 million in the Products segment. The remaining recorded goodwill for the Services segment after this impairment write down was $2.7 million as of September 30, 2002.

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended, September 30,
	2002	2001	2002	2001
Reported net loss before cumulative effect of change in accounting principle	$(59,979)	$(26,191)	$(63,534)	$(121,126)
Add: Goodwill amortization, net of tax	—	3,467	—	10,461

Adjusted net loss before cumulative effect of change in accounting principle	(59,979)	(22,724)	(63,534)	(110,665)
Cumulative effect of change in accounting principle	—	—	(51,431)	—

Adjusted net loss	$(59,979)	$(22,724)	$(114,965)	$(110,665)

Basic and diluted loss per common share:
As reported before cumulative effect of change in accounting principle	$(1.14)	$(0.51)	$(1.21)	$(2.35)
Goodwill amortization, net of tax	—	0.07	—	0.20

As adjusted before cumulative effect of change in accounting principle	(1.14)	(0.44)	(1.21)	(2.15)
Cumulative effect of change in accounting principle	—	—	(0.98)	—

Adjusted basic and diluted loss per common share	$(1.14)	$(0.44)	$(2.19)	$(2.15)

SFAS 143

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligation. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that resulted from the acquisition, construction, development, or normal use of the assets. As used in this statement, a legal obligation results from existing law, statute, ordinance, written or oral contracts, or by legal construction of a contract under the doctrine of promissory estoppel. The Company will adopt SFAS No. 143 for its fiscal year beginning January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company’s financial position or results of operations.

SFAS 144

In August 2001, FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 for its fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s financial results.

SFAS 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company has elected to early adopt SFAS No. 145. The Company has classified the $3 million and $7 million gains on extinguishment of debt recognized in the three and nine months ended September 30, 2002, respectively, in other income in the statement of operations.

SFAS 146

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Note 12:    Contingencies

The Company is from time to time involved in litigation or claims that arise in the normal course of business. The Company does not expect that any current litigation or claims will have a material adverse effect on the Company’s business, operating results, or financial condition.

The Company is currently in an arbitration proceeding in the United Kingdom which relates to a dispute between the Company and Universities Superannuation Scheme Limited (USS) regarding an Agreement to Lease between the Company and USS. USS is seeking specific performance by the Company of the Agreement to Lease. In July 2001, the High Court of Justice, Chancery Division in the United Kingdom granted a stay of the proceedings and the dispute was referred to arbitration. In February 2002, the arbitrator ordered the Company to specifically perform the Agreement to Lease and to pay currently outstanding rent, service charges and the rent deposit. The amount of the rent deposit is approximately $6 million. On February 28, 2002, the Company filed an appeal of the arbitrator’s order with the High Court of Justice, Queen’s Bench Division, Commercial Court in the United Kingdom. The High Court of Justice found against the Company on the initial appeal but gave the Company the right to further appeal the decision. Such an appeal will not be heard until February 2003. In an interim hearing held in October 2002, the High Court denied USS specific performance, but determined that the Company had a current obligation to pay damages to USS in the amount of approximately $4 million payable prior to November 1, 2002. The Company made timely payment of that amount.

The Company continues to work towards a settlement. The Company’s current estimate of its obligation relating to the lease is $15 million through the first quarter of 2016 which has been included in its restructuring accrual at September 30, 2002. The maximum obligation under the lease is estimated to be approximately $31.5 million payable over 14 years. Should the Company not succeed on appeal, it will have to provide a deposit of $6 million in the event that it cannot secure a guarantee with a financial institution in the United Kingdom.

Note 13:    Subsequent Events

In November 2002, Aspect entered into a private placement agreement with a strategic investor to issue 50,000 Series B convertible preferred shares for the amount of $50 million. These Series B shares will have a

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (Continued)

10 year mandatory redemption term and will be convertible at any time at the investor’s option into 22.2 million shares (subject to customary adjustments under certain conditions) of Aspect’s common stock. The holders of the Series B shares will be entitled to receive dividends on each share which accrue on a daily basis at an annual rate equal to 10% of the original purchase price of the Series B convertible preferred stock plus accumulated and unpaid dividends. Other features of the preferred stock will include anti-dilution provisions, voting rights, liquidation rights, pre-emptive rights, and standard protective provisions. The investor will have the right to designate two members of Aspect’s board of directors. Aspect will be seeking shareholder approval of the private placement at a special meeting of shareholders prior to the issuance of the securities.

Item 2.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

EXPLANATORY NOTE

For the three and nine months ended September 30, 2001, the Company’s management determined it would correct its condensed consolidated financial statements with respect to the following matters:

•
to correct certain billing errors attributable to customer support contracts, including a reduction in the provision for doubtful accounts as a result of a reduction in the related corrected accounts receivable balance,

•	to correct the period over which capitalized debt issuance costs are amortized, and

•	to expense certain costs that were determined not to qualify for capitalization as a fixed asset.

The effects of the restatement are presented in Note 2 to the condensed consolidated financial statements and the following management’s discussion and analysis gives effect to the restatement. These matters are discussed more fully in Note 2 of the condensed consolidated financial statements.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report and the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001.

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

During 1999, the Company initiated a transformation of its business from a telecommunication equipment supplier to a provider of software solutions. The transformation included repackaging and repricing Aspect’s products and services, developing and launching new software based products and services, changing the Company’s internal processes and systems, establishing key systems integration and technology partnerships, enhancing the Company’s senior management team, and retaining key employees. During 2001 and 2002, due to the drastic changes in the economic environment, Aspect took action to right-size the Company, and at the same time, realigned the organization to better leverage the relationships with existing as well as new partners.

Management identified certain deficiencies in the processes related to support billings and estimating revenue reserves. In connection with their review of the Company’s quarterly financial statements, the Company’s auditors have indicated that these deficiencies should be considered material weaknesses under standards established by the American Institute of Certified Public Accountants. The Company has established a task force and reorganized its operations by introducing new policies and procedures prior to the evaluation date to improve internal controls around these processes.

Critical Accounting Policies

The Securities and Exchange Commission (SEC) recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements in the Company’s “Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001” includes a summary of the significant accounting policies and methods used in the preparation of Company’s Consolidated Financial Statements.

The preparation of financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the allowance for doubtful accounts, revenue reserves, excess and obsolete inventory, impairment of long-lived assets, valuation allowance and realization of deferred income taxes, and restructuring reserve. Actual amounts could differ significantly from these estimates.

Aspect’s critical accounting policies include revenue recognition, revenue reserve, allowance for doubtful accounts, accounting for income taxes, excess and obsolete inventory, impairment of long-lived assets and loss contingencies. The following is a brief discussion of the critical accounting policies and methods used by the Company.

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

Revenue reserve:    An estimate of the revenue reserve for losses on receivables resulting from customer cancellations or terminations is recorded as a reduction in revenues at the time of the sale. The revenue reserve is estimated based on an analysis of the historical rate of cancellations or terminations. The accuracy of the estimate is dependent on the rate of future cancellations or terminations being consistent with the historical rate. If the rate of actual cancellations or terminations is greater than the historical rate, then the revenue reserve may not be sufficient to provide for actual losses.

Allowance for doubtful accounts:    Company’s management must make estimates of the uncollectibility of accounts receivables. Management specifically analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The net accounts receivable balance was $62 million, net of allowance for doubtful accounts of $9 million as of September 30, 2002.

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

Significant management judgment is required in determination of the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has a valuation allowance of $77 million as of September 30, 2002, as it is more likely than not the Company will not utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward, research tax credits, and temporary differences between financial accounting standards and income tax laws. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods the Company may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

Excess and obsolete inventory:    The Company values inventory at the lower of the actual cost or the current estimated market value of the inventory. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand and production requirements. Management’s estimates of future product demand may prove to be inaccurate, in which case the allowance for excess and obsolete inventory may increase. If inventory is determined to be overvalued in the future, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Although management makes every effort to ensure the accuracy of its forecast of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. The inventories balance was $5 million, net of an excess and obsolete provision of $10 million at September 30, 2002.

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

During the third quarter of 2002, the Company identified indicators of impairment of acquired assets relating to previous acquisitions. These indicators included the deterioration in the business climate, recent changes in strategic plans and revised future net cash flows for certain acquired intangible assets. Therefore, the Company compared these future net cash flows to the respective carrying amounts attributable to these acquired intangible assets and determined that an impairment existed. As a result, during the third quarter of 2002, the Company recorded a total impairment charge of $39 million. Of this charge, $38 million related to acquired technology from Voicetek and PakNetX and was recorded within cost of revenues, while approximately $1 million related to customer base and sales channels acquired from Voicetek and was recorded within selling, general and administrative expenses.

In assessing the recoverability of the Company’s goodwill and other intangibles the Company must make assumptions regarding estimated future net cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” for its fiscal year beginning January 1, 2002 and is required to analyze its goodwill for impairment issues within the first six months of fiscal 2002 and then on a periodic basis thereafter. The Company has completed its SFAS 142 analysis and has recorded a non-cash charge of $51.4 million as a cumulative effect of change in accounting principle effective January 1, 2002 to write-off goodwill of $51.4 million in the Products segment. The remaining recorded goodwill following this impairment write down is in the Services segment and was $2.7 million as of September 30, 2002. As required under SFAS No. 142, the Company will continue to review at least annually the impairment (if any) of all of the goodwill and record future impairment charges to operating expenses. See Note 10 to the Condensed Consolidated Financial Statements.

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

Results of Operations

The following table sets forth statements of operations data for the three and nine months ended September 30, 2002 and 2001 expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenues:
License	22%	20%	21%	25%
Services	61%	63%	62%	57%
Other	17%	17%	17%	18%

Total net revenues	100%	100%	100%	100%

Cost of revenues:
Cost of license revenues	44%	4%	18%	3%
Cost of services revenues	31%	34%	33%	34%
Cost of other revenues	13%	15%	15%	16%

Total cost of revenues	88%	53%	66%	53%

Gross margin	12%	47%	34%	47%
Operating expenses:
Research and development	14%	21%	15%	22%
Selling, general and administrative	38%	49%	39%	54%
Restructuring charges	23%	—	8%	6%

Total operating expenses	75%	70%	62%	82%

Loss from operations	(63%)	(23%)	(28%)	(35%)
Interest and other income (expense), net	1%	(1%)	(3%)	(1%)

Loss before income taxes	(62%)	(24%)	(31%)	(36%)
Provision (benefit) for income taxes	0%	0%	(10%)	0%

Net loss before cumulative effect of change in accounting principle	(62%)	(24%)	(21%)	(36)%
Cumulative effect of change in accounting principle	—	—	(17%)	—%

Net loss	(62%)	(24%)	(38%)	(36%)

Revenues

The Company markets its products in the United States primarily through its direct sales force and internationally through a direct sales force supplemented by distribution partners in various countries. International revenues accounted for approximately 38% and 26% of total revenue generated in the third quarter of 2002 and 2001, respectively and 34% and 30% for the first nine months of 2002 and 2001, respectively.

Net revenues decreased by 11% to $97 million in the third quarter of 2002, from $108 million in the corresponding period of 2001. Net revenues for the first nine months of 2002 decreased 10% to $299 million from $334 million in the first nine months of 2001.

License revenues remained relatively flat at $22 million in the third quarter of 2002 and 2001. License revenues for the first nine months of 2002 decreased by 24% to $62 million from $82 million in the first nine months of 2001. The decline in license revenues was primarily due to continuing weak economic conditions and the resulting delays and/or reduction in capital spending by the Company’s customers.

Services revenues decreased by 13% to $59 million in the third quarter of 2002, from $68 million in the corresponding period of 2001 due to lower installation and consulting revenues and a decrease in the base line support and maintenance revenues, consistent with the decrease in product revenues. Service revenues for the first nine months of 2002 decreased by 3% to $185 million from $191 million in the first nine months of 2001.

Other revenues decreased by 14% to $16 million in the third quarter of 2002 from $19 million in the corresponding period of 2001. Other revenues consist primarily of hardware revenues. Other revenues for the first nine months of 2002 decreased 15% to $52 million from $61 million in the first nine months of 2001. Other revenues have been negatively impacted by the same adverse economic conditions that are currently impacting license revenues.

Gross Margin

Total gross margin decreased to 12% in the third quarter of 2002 from 47% in the corresponding period of 2001. Gross margins decreased to 34% for the first nine months of 2002 from 47% in the first nine months of 2001. The decline in gross margin was primarily due to impairment of intangible assets (see note 4) as well as inclusion of amortization expenses related to the same acquired intangible assets in cost of revenue in 2002. The Company anticipates that gross margins will return to levels prior to the write-down for impairment of intangible assets.

Gross margin on license revenues decreased to negative 98% in the third quarter of 2002 from 80% in the corresponding period of 2001. Gross margin on license revenues decreased to 14% for the first nine months of 2002 from 87% in the first nine months of 2001. Cost of license revenues include third party software royalties, product packaging, documentation, and amortization of acquired intangible assets. As of January 1, 2002, the Company believes that there is no longer any further use of certain acquired intangible assets for research and development purposes; therefore, the amortization expense of these certain acquired intangible assets is included in cost of license revenues. As of September 1, 2002, the Company determined that the future net cash flows were not sufficient to support the realizability of certain intangible assets; therefore, these assets were written off to cost of license revenues. This resulted in a decrease in license gross margins compared to the corresponding period in 2001. On a forward-looking basis, the Company expects overall license margin to return to levels prior to the write-down for impairment of intangible assets in 2002.

Gross margin on services revenues increased to 49% in the third quarter of 2002 from 47% in the corresponding period of 2001. Gross margin on services revenue increased to 47% for the first nine months of 2002 from 41% in the first nine months of 2001. Cost of service revenues consist primarily of employee salaries and benefits, facilities, and systems costs to support maintenance, consulting, and education. The increase in services margin was primarily due to a decrease in employee salaries and benefits as a result of workforce reductions and other cost reduction activities implemented in 2001 and 2002. On a forward-looking basis, the Company anticipates that services margin will remain flat as compared to the third quarter of 2002.

Gross margin on other revenues increased to 21% in the third quarter of 2002 from 11% in the corresponding period of 2001. Gross margin on other revenues increased to 12% in the first nine months of 2002 from 10% in the first nine months of 2001. Cost of other revenues include labor, materials, overhead, and other directly allocated costs involved in the manufacture and delivery of the products. The increase in other revenues margin in the third quarter of 2002 compared to the third quarter of 2001 was due to cost savings resulting from outsourcing activities. On a forward-looking basis, the Company expects other revenues gross margin to fluctuate based on product mix.

Operating Expenses

Research and development (“R&D”) expenses relate to the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities, systems costs, consulting expenses, and amortization of certain acquired intangible assets. R&D expenses decreased by 42% to $14 million in the third quarter of 2002, from $23 million in the corresponding period of 2001. R&D expenses decreased 40% to $44 million for the first nine months of 2002 from $74 million in the first nine months of 2001. The decrease was primarily caused by the exclusion of amortization of certain acquired intangible assets from R&D expenses. As of January 1, 2002, the Company believes that there is no further use of certain acquired intangible assets for research and development purposes. Other contributors to R&D lower spending are the decrease in employee salaries and benefits resulted from workforce reductions during 2001 and 2002, and decrease in consulting expenses resulting from cost reduction activities related to outside services. As a percentage of net revenues, R&D expenses were 14% and 21% for the third quarter of 2002 and 2001, respectively and 15% and 22% for the first nine months of 2002 and 2001, respectively. The Company anticipates, on a forward-looking basis, that R&D expenses will remain relatively flat in absolute dollars.

Selling, general and administrative (“SG&A”) expenses consist primarily of employee salaries and benefits, commissions, facilities, systems costs, administrative support and amortization of certain intangible assets. SG&A decreased by 31% to $36 million in the third quarter of 2002, from $53 million in the corresponding period of 2001. SG&A decreased by 34% to $119 million in the first nine months of 2002 from $179 million in the first nine months of 2001. The decrease was primarily due to workforce reductions, lower marketing and advertising and training expenses, reduced commissions resulting from the revenue decline, and the exclusion of goodwill amortization in 2002. SG&A expenses as a percentage of net revenues were 38% and 49% in the third quarter of 2002 and 2001, respectively and 39% and 54% for the first nine months of 2002 and 2001, respectively. The Company anticipates, on a forward-looking basis, that SG&A expenses will remain relatively flat in absolute dollars.

Restructuring charges were $23 million and $0 for the third quarter of 2002 and 2001, respectively and were $23 million and $20 million for the first nine months of 2002 and 2001, respectively (see note 8 to Condensed Consolidated Financial Statements).

Interest and Other Income (Expense), net is comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Interest income	$1,013	$1,567	$2,941	$5,081
Interest expense	(2,968)	(2,923)	(9,722)	(8,891)
Gain on extinguishment of debt	3,103	—	7,250	—
Gain (loss) on investments	655	201	(7,703)	695
Other, net	(243)	(49)	(437)	(282)

Total	$1,560	$(1,204)	$(7,671)	$(3,397)

The decrease in interest income was primarily the result of lower rates of return on investments. Interest expense represents interest on the Company’s convertible subordinated debentures as well as interest resulting from additional short-term and long-term borrowings. The gain on extinguishment of debt resulted from the repurchase of convertible subordinated debentures during the first nine months of 2002. The loss on investments for the first nine months of 2002 represents a non-cash write down of a long-term investment for which the Company determined a decline in value that was other than temporary.

Cumulative Effect of Change in Accounting Principle

The cumulative effect of change in accounting principle related to the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, was $51.4 million for the nine months ended September 30, 2002.

Provision for Income Taxes

The Company recorded an income tax expense of $377,000 for the third quarter of 2002 compared with a $75,000 provision for the corresponding period of 2001. For the first nine months of 2002, the Company recorded a total income tax benefit of $28 million compared to a tax provision of $225,000 for the first nine months of 2001. The tax benefit for the first nine months of 2002 differs from the tax provision recorded in the corresponding periods of the prior year due to a change in the tax law that extends the net operating loss carryback period for income tax purposes from 2 years to 5 years for losses incurred in 2001 and 2002. As a result of the tax law change, the Company received a current tax benefit for the carryback of its tax losses incurred in 2001 along with anticipated losses in 2002.

Liquidity and Capital Resources

As of September 30, 2002, cash, cash equivalents, and short-term investments totaled $145 million, which represented 42% of total assets, which are the Company’s principal source of liquidity. In addition, the Company had restricted cash of $6 million.

The net cash provided by operating activities was $70 million for the first nine months of 2002, while net cash used in operating activities was $20 million in the corresponding period of 2001. Net cash provided by operating activities in the first nine months of 2002 related primarily to the net loss of $115 million and the gain on extinguishment of debt of $7 million, offset by $51 million for the cumulative effect of change in accounting principle, $39 million of depreciation and amortization of intangible assets, $7 million of non-cash interest expense on debentures, $39 million for the write down of intangible assets, $9 million for the write down of a long term investment and $45 million of cash provided by working capital. The main contributors to the $45 million cash provided by working capital were the $20 million decrease in accounts receivable, a $7 million decrease in inventories, a $4 million decrease in other current assets and other assets, a $5 million increase in accounts payable, a $3 million increase in other accrued liabilities and a $5 million increase in deferred revenues.

The net cash used in investing activities was $26 million in the first nine months of 2002 compared to $20 million in the corresponding period of 2001. Net cash used in investing activities in the first nine months of 2002 related primarily to net short-term investment purchases of $17 million, and property and equipment purchases of $9 million. The Company currently anticipates lower spending levels for capital equipment in the remaining of 2002.

The net cash used in financing activities was $51 million in the first nine months of 2002 while net cash provided by financing activities was $24 million in the corresponding period of 2001. Net cash used in financing activities in the first nine months of 2002 resulted from the payment for the extinguishment of convertible debt of $60 million which was offset by net proceeds from issuances of common stock of $3 million and net proceeds from borrowings of $7 million.

The primary sources of cash during the first nine months of 2001 were net sales of short-term investments of $22 million, proceeds from the issuance of common stock under various stock plans of $5 million and proceeds from borrowings of $19 million. The primary uses of cash during the first nine months of 2001 were $43 million for the purchase of property and equipment and $20 million to support operating activities.

The Company incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. The Company paid $10 million in January 2002, $30 million in May and June 2002, and an additional $20 million in July, August and September 2002 to repurchase convertible subordinated debentures in the open market. The Company’s carrying value of these securities at the date of repurchase was $67 million, thereby resulting in a gain on extinguishment of debt of approximately $7 million for the first nine months of 2002. This purchase reduced the principal amount of the Company’s outstanding face value of the convertible subordinated debentures from $490 million to $314 million. The fair market value of these zero coupon convertible subordinated debentures at September 30, 2002 was approximately $108 million as compared to an accreted value or book value of $123 million. The convertible subordinated debentures can be put to the Company on August 10, 2003, and the exercise of this put could require the Company to pay the then accreted value of approximately $130 million.

In October 2001, the Company entered into a 5-year loan with an investment bank in the amount of $25 million which bears interest at an initial rate of 8% which is then re-measured semi-annually beginning May 2002 at the rate of LIBOR + 3.75% subject to a floor of 8% and a ceiling of 14%. The loan is secured by a security interest in the Company owned buildings in San Jose. Borrowings are payable in equal monthly installments including interest computed on a 20-year amortization schedule until November 1, 2006, at which time the outstanding loan balance will become payable. At September 30, 2002, the Company had $25 million outstanding. The bank also required that the Company supply a $3 million letter of credit which is recorded as restricted cash in other assets on the balance sheet at September 30, 2002.

On August 9, 2002 the Company entered into a Credit Agreement with Comerica Bank-California as administrative agent and CIT Business Credit as collateral agent which provides the Company with a $25,000,000 revolving loan facility and a $25,000,000 senior secured term loan. This credit facility replaced the Company’s prior $25 million credit facility entered into in June 2001. The revolver has a three year term and is secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the revolver include a Eurocurrency Rate and a Base Rate plus the applicable margins adjusted on a quarterly basis. Availability under the revolver also includes up to $5 million in the aggregate in stand-by letters of credit. At September 30, 2002, the Company had $0 outstanding under the revolver and has utilized $1 million in letters of credit. The term loan has a four year term. The term loan is also secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the term loan include a Eurocurrency Rate and Base Rate plus applicable margins. In the event that the Company terminates either facility prior to the maturity date, the lenders will receive a prepayment penalty fee from the Company. Mandatory prepayment of the facilities is required from 100% of permitted asset sales, 100% of the proceeds from future debt issuances and 50% of the proceeds from future equity issuances, subject to certain exclusions. The facilities can be used for working capital, general corporate purposes and to repurchase the Company’s outstanding convertible subordinated debt. The Credit Agreement includes customary representations and warranties and covenants. The financial covenants include unrestricted cash, liquidity ratio, fixed charge coverage ratio, tangible net worth and earnings before interest expense, income taxes, depreciation and amortization (EBITDA). At September 30, 2002, the Company had $25 million outstanding with applicable interest rate of 4.76%.

In addition to the line of credit, the Company has utilized a fully collateralized (110%) line of credit with a European banking partner used for securing letters of credit or bank guarantees which are required for daily operations such as payroll, duty and facilities. At September 30, 2002, approximately $3 million was outstanding and $0 was available for future use under this credit line.

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

Recent Developments

In November 2002, Aspect entered into a private placement agreement with a strategic investor to issue 50,000 Series B convertible preferred shares for the amount of $50 million. These Series B shares will have a 10 year mandatory redemption term and will be convertible at any time at the investor’s option into 22.2 million shares (subject to customary adjustments under certain conditions) of Aspect’s common stock. The holders of the Series B shares will be entitled to receive dividends on each share which accrue on a daily basis at an annual rate equal to 10% of the original purchase price of the Series B convertible preferred stock plus accumulated and unpaid dividends. Other features of the preferred stock will include anti-dilution provisions, voting rights, liquidation rights, pre-emptive rights, and standard protective provisions. The investor will have the right to designate two members of Aspect’s board of directors. Aspect will be seeking shareholder approval of the private placement at a special meeting of shareholders prior to the issuance of the securities.

Effect of Recent Accounting Pronouncements

SFAS 142

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No.142, the Company discontinued the amortization of its recorded goodwill as of that date, identified its reporting units based on its current segment reporting structure and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units. The Company determined the fair value of its reporting units utilizing discounted cash flow models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated that an impairment might exist for the Company’s Product reporting unit. The Company then performed Step 2 under SFAS No. 142 and compared the carrying amount of goodwill in the Products reporting unit to the implied fair value of the goodwill and determined that an impairment existed. This impairment is primarily attributable to the change in the evaluation criteria of goodwill from an undiscounted cash flow approach to a fair value approach under FAS 142, which requires the Company to evaluate goodwill impairment at the reporting unit level. A non-cash charge totaling $51.4 million has been recorded as a change in accounting principle effective January 1, 2002 to write-off the goodwill of $51.4 million in the Products segment. The remaining recorded goodwill for the Services segment after this impairment write down was $2.7 million as of September 30, 2002.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended, September 30,
	2002	2001	2002	2001
Reported net loss before cumulative effect of change in accounting principle	$(59,979)	$(26,191)	$(63,534)	$(121,126)
Add: Goodwill amortization, net of tax	—	3,467	—	10,461

Adjusted net loss before cumulative effect of change in accounting principle	(59,979)	(22,724)	(63,534)	(110,665)
Cumulative effect of change in accounting principle	—	—	(51,431)	—

Adjusted net loss	$(59,979)	$(22,724)	$(114,965)	$(110,665)

Basic and diluted loss per common share:
As reported before cumulative effect of change in accounting principle	$(1.14)	$(0.51)	$(1.21)	$(2.35)
Goodwill amortization, net of tax	—	0.07	—	0.20

As adjusted before cumulative effect of change in accounting principle	(1.14)	(0.44)	(1.21)	(2.15)
Cumulative effect of change in accounting principle	—	—	(0.98)	—

Adjusted basic and diluted loss per common share	$(1.14)	$(0.44)	$(2.19)	$(2.15)

SFAS 143

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligation. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that resulted from the acquisition, construction, development, or normal use of the assets. As used in this statement, a legal obligation results from existing law, statute, ordinance, written or oral contracts, or by legal construction of a contract under the doctrine of promissory estoppel. The Company will adopt SFAS No. 143 for its fiscal year beginning January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company’s financial position or results of operations.

SFAS 144

In August 2001, FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 for its fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s financial results.

SFAS 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company has elected to early adopt SFAS No. 145. The Company has classified the $3 million and $7 million gains on extinguishment of debt recognized in the three and nine months ended September 30, 2002, respectively, in other income in the statement of operations.

SFAS 146

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

Our Company’s Business Focus Continues to Evolve: Historically, we have supplied the hardware, software, and associated support services for implementing call center solutions. Our shift to provide business communication software on open systems has required and will continue to require substantial change. Our inability to successfully continue or complete this transition in a timely manner could materially affect our business, operating results, or financial condition. These changes may include the following:

•	Changes in management and technical personnel;

•	Requirement to tightly integrate with a Company’s telephony, front and back office infrastructure;

•	Expanded or differing competition;

•	An increased reliance on systems integrators to develop, deploy, and/or manage our applications.

Our Product Revenues Are Dependent on a Small Number of Products:    Historically, sales and installations of a small number of our products accounted for a substantial portion of net revenues. Demand for our products could be adversely affected by not meeting customer specifications and/or by problems with system performance, system availability, installation or service delivery commitments, or market acceptance. We need to develop new products and to manage product transitions in order to succeed. If we fail to introduce new versions and releases of functional products in a timely manner, or enhancements to our existing products, customers may license competing products and we may suffer lost sales and could fail to achieve anticipated results. Our future operating results will depend on the demand for the product suite by future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to our products in performance or price, or if we fail to enhance our products or introduce new features and functionality in a timely manner, demand for our products may decline. New versions of our products may not be released on schedule or may contain defects when released.

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

Our Gross Margins Are Dependent on Our Product Mix And Operating Efficiencies:    It is difficult to predict the exact blended mix of products we will sell in a given period (for example, the proportion of high margin software and lower margin hardware sales), and therefore, our actual gross margins may vary from predictions.

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

We May Be Involved in Litigation:    We may be involved in litigation for a variety of matters. Any claim brought against us would likely have a financial impact, both because of the effect on our common stock performance and because of the disruption, costs, and diversion of management attention such a claim would cause. In our industry, there has been extensive litigation regarding patents and other intellectual property rights, and we are periodically notified of such claims by third parties. In the past, we have been sued for alleged patent infringement. We expect that software product developers and providers of software in markets similar to our markets will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlap. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention, cause product delays and have an adverse effect on our revenues and operating results. If any of our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our products. Although we periodically negotiate with third parties to establish intellectual property license or cross-license agreements, such as our patent cross-license agreement with Lucent Technologies, Inc., royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

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

We may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock:    Our revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. Some of these factors include:

•	Product and price competition;

•	Our ability to develop and market new products and control costs.

•	Timing of new product introductions and product enhancements;

•	Further deterioration and changes in domestic and foreign markets and economies;

•	Success in expanding our global services organization, direct sales force and indirect distribution channels;

•	Activities of and acquisitions by competitors;

•	Appropriate mix of products licensed and services sold;

•	Levels of international transactions;

•	Delay or deferral of customer implementations of our products;

•	Size and timing of individual license transactions;

•	Length of our sales cycle;

•	Customers requiring proof of company viability and related financial statements; and

•	Performance by outsourced service providers that are critical to our operations.

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

Because competition for qualified personnel could again become intense, we may not be able to retain or recruit personnel, which could impact the development and sales of our products:    If we are unable to hire or retain qualified personnel, or if newly hired personnel fails to develop the necessary skills or fails to reach expected levels of productivity, our ability to develop and market our products will be impacted. Our success depends largely on the continued contributions of our key management, research and development, sales, service, and marketing personnel.

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

We depend on technology licensed to us by third parties, and the loss or inability to maintain these licenses could prevent or delay sales of our products:    We license from several software providers technologies that are incorporated into our products. Defects in third party products associated with our products could impair our products’ functionality and our reputation. Implementation of our products depends upon the successful operation of third-party products in conjunction with our products. Any undetected errors in these third-party products could prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation.

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

Financial/Capital Market Risks

Our Debt and Debt Service Obligations Are Significant:    We incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. The fair market value of our zero coupon convertible subordinated debentures at September 30, 2002 was approximately $108 million as compared to an accreted value or book value of $123 million. The convertible subordinated debentures can be put to the Company on August 10, 2003, the exercise of this put could require us to pay the then accreted value of approximately $130 million. If we had to convert these debentures using equity as of the end of the third quarter of 2002, using the closing price of our common stock on September 30, 2002, this conversion would require us to issue approximately 88.4 million shares of common stock, resulting in significant dilution to the our stockholders.

We obtained a secured line of credit of $25 million and a secured term loan of $25 million in August 2002. We had $0 outstanding under the line of credit and $25 million outstanding under the term loan at September 30, 2002. We obtained a loan totaling $25 million in October 2001 secured by our buildings in San Jose. We had $25 million outstanding under that loan at September 30, 2002.

These debt obligations resulted in long-term debt being approximately twelve times total shareholders’ equity at September 30, 2002. As a result of these transactions, we have substantially increased our principal and interest obligations. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing or renew existing financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the information appearing under the caption “Quantitative and Qualitative Disclosures About Market Risk” of the Registrant’s 2001 Annual Report on Form 10-K/A, which information is hereby incorporated by reference. The Company believes there were no material changes in the Company’s exposure to financial market risk during the first three quarters of 2002.

Item 4.     Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.    Aspect evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer, as of a date (the “Evaluation Date”) within 90 days before the filing of this Quarterly Report on Form 10-Q. Prior to the evaluation date, certain deficiencies were identified in the processes related to support billings and estimating revenue reserves. The Company’s auditors have indicated that these deficiencies should be considered material weaknesses under standards established by the American Institute of Certified Public Accountants. The Company has established a task force and reorganized its operations by introducing new policies and procedures to improve internal controls around these processes. In light of the steps taken to date, the chief executive officer and chief financial officer have concluded as of the Evaluation Date, based on their review, that they believe Aspect’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by Aspect in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.    There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II:    OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the normal course of business. The Company does not believe that any current litigation or claims will have a material adverse effect on the Company’s business, operating results or financial condition.

The Company is currently in an arbitration proceeding in the United Kingdom which relates to a dispute between the Company and Universities Superannuation Scheme Limited (USS) regarding an Agreement to Lease between the Company and USS. USS is seeking specific performance by the Company of the Agreement to Lease. In July 2001, the High Court of Justice, Chancery Division in the United Kingdom granted a stay of the proceedings and the dispute was referred to arbitration. In February 2002, the arbitrator ordered the Company to specifically perform the Agreement to Lease and to pay currently outstanding rent, service charges and the rent deposit. The amount of the rent deposit is approximately $6 million. On February 28, 2002, the Company filed an appeal of the arbitrator’s order with the High Court of Justice, Queen’s Bench Division, Commercial Court in the United Kingdom. The High Court of Justice found against the Company on the initial appeal but gave the Company the right to further appeal the decision. Such an appeal will not be heard until February 2003. In an interim hearing, held in October 2002, the High Court denied USS specific performance, but determined that the Company had a current obligation to pay damages to USS in the amount of approximately $4 million payable prior to November 1, 2002. The Company made timely payment of that amount.

The Company continues to work towards a settlement. The Company’s current estimate of its obligation relating to the lease is $15 million through the first quarter of 2016 which has been included in its restructuring accrual at September 30, 2002. The maximum obligation under the lease is estimated to be approximately $31.5 million payable over 14 years. Should the Company not succeed on appeal, it will have to provide a deposit of $6 million in the event that it cannot secure a guarantee with a financial institution in the United Kingdom.

Item 5.     Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by KPMG LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of KPMG LLP for the following non-audit services: (1) tax matter consultations concerning state taxes and (2) the preparation of federal and state income tax returns.

Item 6.     Exhibits and Reports on Form 8-K

A.    Exhibits

10.91	Severance Agreement between the Registrant and Susanne Ö. Hereford, dated October 16, 2002

10.92	Credit Agreement dated as of August 9, 2002 by and among the Registrant and Comerica Bank as administrative agent, The CIT Group Business Credit, Inc. as collateral agent and certain other banks

99.1	Beatriz V. Infante’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Gary A. Wetsel’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.    Report on Form 8-K

We filed the following 8-K during the quarter ended September 30, 2002:

Date	Item Reported on

September 26, 2002	Changes in Registrant’s Certifying Accountants

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
Gary A. Wetsel
Executive Vice President, Finance,
Chief Financial Officer, and
Chief Administrative Officer (Principal Financial and Accounting Officer)

Date: November 14, 2002

CERTIFICATIONS

I, Beatriz V. Infante, Chairman, President, and Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Aspect Communications Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ BEATRIZ V. INFANTE Beatriz V. Infante Chairman, President, and Chief Executive Officer

I, Gary A. Wetsel, Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Aspect Communications Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ GARY A. WETSEL Gary A. Wetsel Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer

EXHIBIT INDEX

10.91	Severance Agreement between the Registrant and Susanne Ö. Hereford, dated October 16, 2002

10.92	Credit Agreement dated as of August 9, 2002 by and among the Registrant and Comerica Bank as administrative agent, The CIT Group Business Credit, Inc. as collateral agent and certain other banks

99.1	Beatriz V. Infante’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Gary A. Wetsel’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002