Form 10-K
period 2002-12-31
ASPECT COMMUNICATIONS CORP
filed 2003-03-27
CIK 779390

PART I
PART II
SELECTED CONSOLIDATED FINANCIAL DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS’ REPORT
INDEPENDENT AUDITORS’ REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
EXHIBIT INDEX
EXHIBIT 10.94
EXHIBIT 23.1A
EXHIBIT 23.1B
EXHIBIT 99.1
EXHIBIT 99.2

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-18391

Aspect Communications Corporation

(Exact name of registrant as specified in its charter)

California	94-2974062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Ridder Park Drive, San Jose, California 95131-2312

(Address of principal executive offices and zip code)

(408) 325-2200

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of class)

Preferred Share Purchase Rights

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act).     Yes ☑          No ☐

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002, the last day of the Registrant’s second fiscal quarter, was $161 million based upon the last sale price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13G’s filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant’s Common Stock outstanding as of June 28, 2002, was 52,560,148.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into items 10, 11, 12, and 13 hereof.

ASPECT COMMUNICATIONS CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Forward-Looking Statements

      The matters discussed in this report including, but not limited to, statements relating to anticipated gross margin levels, anticipated spending levels for capital equipment, research and development, and selling, general and administrative expenses, adequacy of our financial resources to meet currently anticipated cash flow requirements for the next twelve months, lack of significant changes in financial market risk exposures to the Company, and general economic conditions are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Such forward-looking statements, which may be identified by phrases such as “we anticipate”, “we expect”, and “on a forward-looking basis”, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific factors that may cause results to differ include the hiring and retention of key employees; changes in product line revenues; insufficient, excess, or obsolete inventory and variations in valuation; and foreign exchange rate fluctuations. For a discussion of additional risks, see “Business Environment and Risk Factors”, appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

PART I

Item 1.     Business

Background

      Aspect Communications Corporation (Aspect or the Company) is a leading provider of business communications solutions that help companies improve customer satisfaction, reduce operating costs, gather market intelligence and increase revenue. Aspect is the trusted mission-critical partner of two-thirds of the Fortune 50 companies, daily managing more than 3 million customer sales and service professionals worldwide. Aspect provides the mission critical software and hardware platforms, development environment and applications that seamlessly integrate traditional telephony, e-mail, voicemail, web, fax, wireless business communications and Voice over Internet Protocol (VoIP), while providing investment protection in a company’s existing data and telephony infrastructures. Aspect’s leadership in business communications solutions is based on more than 17 years of experience and more than 8,000 implementations deployed worldwide. Aspect was incorporated on August 16, 1985, in California and is headquartered in San Jose, California. Aspect has offices around the world, as well as an extensive global network of systems integrators, technology partners and distribution partners.

      Aspect has expertise in providing the software and hardware platforms that serve all customers, any place and through any wired or wireless media, by being able to connect them to the appropriate resource, functionality or application — even to those outside of the company. Aspect is a leader in building multi-channel contact centers that serve as the foundation of any successful Customer Relationship Management (CRM) strategy. With its mission-critical solution, Aspect offers a business communications platform today and a migration path that allows businesses to leverage their existing infrastructure as they move to the converged network of tomorrow.

Industry Background and Market Trends

      Many companies today are recognizing that managing customer contacts in a cost effective way that provides quality services is key to continued attraction and retention of customers. With more enterprises having a global presence, providing a consistent level of customer interaction becomes increasingly important, with customers wanting the same service regardless of their location, the time of day, the medium they are using (voice, e-mail, fax or the web), the location from which the assistance is being supplied, or the individual providing the service.

      Call and contact centers are the most demanding enterprise business communications environments. In these environments, massive customer interaction volumes need to be blended across a universal queue to handle voice, e-mail and web interactions. Our key to a solution is an open business communications platform with mature tool sets, open Application Programming Interface (APIs), real-time interfaces, and an intuitive graphical user interface for creating routing scenarios based on business rules. This business communications platform integrates multiple communication channels with front and back-office systems and provides central control of multiple contact center sites. Sophisticated routing, blending and workflow capabilities greatly improve customer satisfaction by connecting customers the first time directly to the right agent who can quickly and efficiently resolve their problems. In addition, customers are empowered to use self-service channels like the web and interactive voice response. Contact centers are also increasingly using workforce optimization technologies to ensure they are adequately staffed to deal with peak customer demand.

      VoIP, working in concert with other Internet technologies, is anticipated to be the next major communications advance. Going forward, CRM solutions will be based increasingly on Internet Protocol (IP) technology, and as contact centers move into the IP world-handling VoIP calls, e-mail, web chat, and Customer Service Representative (CSR) assisted browsing. Businesses will have new opportunities to better serve their customers and build more lasting and profitable customer relationships. In IP contact centers, the entire operation is run by a software-based switching application that blends voice, e-mail, and web communications into a unified queue, then routes them cost-effectively over a single data network to any destination in the enterprise. Customers are adopting both pure IP solutions and hybrid or IP-enabled products as they migrate towards converged voice and data networks.

Products

      Aspect’s integrated suite of applications and customer services are developed around the Aspect Contact Server platform and can leverage both legacy technology and newer VoIP technologies, including software and hardware products.

      The Aspect Contact Server is at the center of Aspect’s solutions architecture and can integrate a company’s CRM and business communications resources. The Aspect Enterprise Contact Server handles multi-channel queuing across voice, email and web contacts as well as management and centralized administration of multi-site contact centers.

      Aspect’s integrated applications address three primary opportunity areas in the market for contact centers and business communications. These are:

      1.     Contact Center Management

Aspect Call Center processes and routes both inbound and outbound calls and permits multi-site integration, outbound call management, and remote staffing across both Public Switched Telephone Network (PSTN) and hybrid VoIP networks.

Aspect Contact Server enables customer contact routing so that a business can route customer data with voice to the appropriate desktop. Enterprise routing makes it possible to route contacts based on a combination of customer information, business rules, and multiple agent skills, and enables centralized management and administration of multiple contact center sites. Multichannel routing enables a business to view telephone, e-mail, and interactive web contact channels as components of a single multichannel contact center.

Aspect Internet Protocol Contact Server (IPCS) Enterprise can move all communications to a single data network and extend contact center business communications throughout the enterprise enabling streamlined processes and significant cost saving opportunities. IP-enabled contact centers reduce expenses by eliminating expensive PSTN switch equipment and long-distance costs for home-based CSR. Traditional voice-routing capabilities are easily carried forward and blended with e-mail and web channels.

Aspect Web Interaction is Web-collaboration software that makes the Web an integral part of a contact center by allowing customers to interact directly with a CSR. It incorporates shared browsing, page markup, text chat, and collaborative form completion.

Aspect Customer DataMart consolidates information from enterprise resources in multiple contact centers and enables customers to analyze multisite operations as a single, virtual contact center.

Aspect Carrier Routing reduces PSTN charges by making routing decisions while the call is in a carrier network.

      2.     Workforce Optimization

Aspect eWorkforce Management enables efficient management of contact center agent resources across multiple channels, including e-mail, web, and voice. It allows managers to forecast workloads and develop employee schedules, thus optimizing service levels and minimizing labor costs.

      3.     Self-Service

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

      Aspect’s consulting services include professional services and installation, which are provided by employees, consultants or partners and are primarily based on time and material contracts.

      Aspect’s education services include training courses, which are provided in the Company’s training centers or at customer sites around the world.

Product Development

      The Company has a continuing program of product development directed toward the enhancement of existing products based upon current and anticipated customer needs. The Company’s research and product development efforts also emphasize introduction of new products to broaden the Company’s product lines and to reach a larger segment of the business communications software market. During the past three years, the Company has made investments in its product development efforts, spending $57 million on research and development in 2002, $96 million in 2001 and $109 million in 2000, which represented 27%, 30% and 32%, respectively, of total operating expenses excluding restructuring and purchased in-process technology charges.

Manufacturing

      The Company’s manufacturing operations have been outsourced to third party suppliers. The Company orders materials with different lead times, generally 30 to 90 days ahead of required date of delivery. Because this is a longer time frame than the average customer order to shipment cycle, the Company authorizes its third party suppliers to acquire materials and build standard sub-assemblies based on forecasted production requirements. Upon receipt of firm orders from customers, the Company instructs its third party suppliers to assemble, configure, test and ship systems to meet customers’ request dates. The Company has established manufacturing procedures with its third party suppliers that are designed to achieve rapid response to customer orders.

Markets, Segments, and Customers

      The Company’s operations are reported as two operating segments, which are Product and Services. The complete financial segment information, as well as geographical information, can be found in the notes to the consolidated financial statements thereto in this Annual Report on Form 10-K. The Company markets and sells its products and services primarily to large organizations in diversified industries worldwide. Aspect markets its products in the United States largely through its direct sales force and internationally has a direct sales force supplemented through distribution partners and Value-Added Resellers (VARs) in various countries. A key part of Aspect’s overall strategy is to increase sales through indirect channels including VARs, Technology Alliances (TAs), and System Integrators (SIs). The Company plans to continue to develop alliances with key technology players who integrate their products or services with Aspect products or services thereby enabling the customer to purchase a complete solution.

Backlog

      The Company’s backlog at December 31, 2002, was approximately $5 million compared with a backlog of approximately $3 million at December 31, 2001. The Company includes in its backlog only orders confirmed with a purchase order for products to be shipped within 90 days to customers with approved credit status. While the Company believes that all of the orders included in its backlog are firm, the Company may determine that it is in its best interest to allow orders to be cancelled without penalty.

Competition

      The market for Aspect’s products is intensely competitive, and competition is likely to intensify as companies in Aspect’s industry consolidate to offer integrated solutions. Aspect’s principal competitors currently include companies in the contact center market and companies that market traditional telephony products and services.

      As the hardware requirements for a traditional call center diminish due to the emergence of the Internet, local area networks, and other factors, companies in these markets are merging and obtaining significant positions in the contact center and traditional telephony products market. Many current and potential competitors, including Avaya Inc., Nortel Networks Corporation, Rockwell International Corporation, Alcatel SA, Siemens AG, Cisco Systems Inc., IEX Corporation, and Blue Pumpkin, Inc., may have considerably greater resources, larger customer bases and broader international presence than Aspect. Consequently, Aspect expects to encounter substantial competition from these companies and other sources.

      The Company believes that the principal competitive factors in its market include the quality, performance, reliability, price and market acceptance of the Company’s products; the Company’s level of customer support and reputation with its customers; the timeliness and quality of new products; and the Company’s market presence.

Intellectual Property and Related Matters

      The Company’s success depends in part upon its internally developed technology. The Company generally enters into non-disclosure agreements with its employees, consultants, and vendors, and generally controls access to and distribution of its software, documentation, and other proprietary information. Despite these precautions, unauthorized third parties may copy or otherwise obtain and use the Company’s technology. In addition, third parties may develop similar technology independently.

      The Company files patent applications to protect inventions and improvements that are significant to the development of its business. The Company currently holds approximately 119 issued United States patents and a lesser number of issued foreign patents and has pending approximately ten United States patent applications and a lesser number of corresponding foreign patent applications that cover various components of its technology. The Company’s United States issued patents expire on dates ranging from 2004 through at least 2022. There can be no assurance that any of the claims in the pending applications will be allowed, or that any issued patents will be upheld, or that competitors will not circumvent the Company’s patents, or that any patents or licenses will provide competitive advantages for the Company’s products.

      The Company develops and maintains proprietary software that is licensed to its customers.

      The Company holds licenses from multiple third parties regarding rights to certain technology that the Company incorporates in its products. The Company has also entered into standard commercial license agreements with several suppliers of operating systems, databases, and other software used for development and implementation of the Company’s products. These licenses are ongoing and generally involve the payment of royalties based on the volume of systems the Company ships over periods of time.

Employees

      As of December 31, 2002, the Company employed 1,391 employees.

Website Posting of SEC Filings

      The Company website provides a link to the Company’s SEC filings, which are available on the same day such filings are made. The Company website is www.aspect.com/ir/index.cfm.

Item 2.     Properties

      Aspect’s headquarters currently occupies three office buildings, totaling approximately 285,000 square feet, in San Jose, California. Two of the buildings are owned and the third one is leased. The owned buildings are approximately 209,000 square feet in total. The Company occupies approximately 67,000 square feet in facilities located in Tennessee that are leased through 2006. The Company also occupies 80,000 square feet in Massachusetts that are leased through 2009. Other North American sales and support functions operate from various leased multi-tenant offices nationwide covering a total of 76,000 square feet with leases expiring as late as 2010. Additionally, the Company leases approximately 297,000 square feet of space in North America that is currently unoccupied, of which the Company subleases approximately 128,000 square feet as of December 31, 2002 to third parties.

      Aspect has several facilities to support its European operations. The principal UK operations are located near London in facilities totaling approximately 30,000 square feet and are leased through 2023. Other significant European facilities are located in France, the Netherlands and Germany. In Asia, the Company occupies sales and support offices in Japan, Singapore, Hong Kong and Australia.

      The Company believes its existing facilities are adequate to meet current requirements and that suitable additional or alternative space will be available as needed on commercially reasonable terms. See Note 13 to “Notes to Consolidated Financial Statements”, in item 8 of this Annual Report on Form 10-K.

Item 3.     Legal Proceedings

      The Company is subject to various legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results or financial condition.

      The Company was involved in an arbitration proceeding in the United Kingdom relating to a dispute between the Company and Universities Superannuation Scheme Limited (USS) regarding an Agreement to Lease between the Company and USS executed June 2000 pursuant to which the Company leased certain facilities from USS. Pursuant to a court order issued on November 28, 2002, the Company paid $15 million to USS. On January 6, 2003, the Company and USS executed the Deed of Settlement (the “Settlement”) terminating the Agreement to Lease.

Item 4.	Submission Of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2002. However, in January of 2003, the Company submitted two matters to a vote of security holders at its Special Meeting of Shareholders on January 21, 2003. The first matter voted upon was the issuance and sale of $50 million of Series B convertible preferred stock in a private placement, which shares were initially convertible into 22.2 million shares of common stock. This matter was approved by the requisite vote of shareholders (26,481,555 votes in favor, 11,276,985 votes opposed, 12,159,146 broker non-votes, and 96,262 votes abstaining). The second matter voted upon by the shareholders was an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the authorized number of shares of common stock from 100 million shares to 200 million shares. This matter was approved by the requisite vote of shareholders (37,618,325 votes in favor, 12,286,280 votes opposed, and 109,707 votes abstaining). Each of these two matters submitted to a vote of security holders is described more fully in the proxy statement distributed by the Company to its shareholders on December 9, 2002.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

	2002 Quarters Ended

	Dec. 31	Sept. 30	June 30	Mar. 31

Quarterly per share stock price:
High	$3.21	$3.24	$5.00	$4.42
Low	$1.10	$1.13	$2.66	$3.01

	2001 Quarters Ended

	Dec. 31	Sept. 30	June 30	Mar. 31

Quarterly per share stock price:
High	$3.92	$6.57	$6.99	$14.00
Low	$1.52	$1.51	$3.56	$4.25

      Stock Listing: Aspect Communications Corporation’s common stock is traded on the Nasdaq Stock Market under the symbol “ASPT”. As of December 31, 2002, there were approximately 1,047 shareholders of record of Aspect’s common stock.

      Dividend Policy: Aspect has never paid cash dividends on its common stock. Pursuant to the terms of the Series B convertible preferred stock set forth in the Company’s Certificate of Determination of Rights, Preferences and Privileges of Series B Convertible Preferred Stock, the Company may not declare or pay dividends on any class of stock junior to that of the Series B convertible preferred stock without the prior written consent of the holders of a majority of the shares of the Series B convertible preferred stock then outstanding. Additionally, the Company is now obligated to accrue dividends on each share of Series B convertible preferred stock, compounded on a daily basis at the rate of 10% per annum. The undeclared preferred stock dividends are forfeited in the event of conversion. The Company is permitted to pay up to 50% of accrued dividends in the form of Common Stock. If there has been no conversion or no cash dividend payments upon the tenth anniversary of the date of issuance of the Series B convertible preferred stock, the Company is required to pay a liquidation preference equal to 125% of the outstanding accumulated unpaid dividends to the Series B convertible preferred shareholders. Subject to the foregoing, we currently anticipate that we will retain all available funds for use in our business.

Item 6.     Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,

	2002(a)	2001(b)	2000(c)	1999	1998(d)

	(in thousands, except per share, percentages, and employee data)
Net revenues	$396,061	$445,773	$589,306	$488,285	$512,316
Gross margin	155,043	207,113	305,081	245,116	284,132
(% of net revenues)	39%	46%	52%	50%	55%
Research and development	56,844	96,003	109,427	86,890	67,877
(% of net revenues)	14%	21%	19%	18%	13%
Selling, general and administrative	150,726	224,532	235,457	199,050	150,118
(% of net revenues)	38%	50%	40%	41%	29%
Income (loss) from operations	(74,931)	(157,373)	(44,821)	40,824	56,238
(% of net revenues)	(19)%	(35)%	(8)%	(8)%	11%
Net income (loss)	(108,299)	$(156,250)	$(37,288)	$29,934	$32,490
(% of net revenues)	(27)%	(35)%	(6)%	(6)%	6%
Earnings (loss) per share:
Basic	$(2.06)	$(3.03)	$(0.73)	$0.62	$0.64
Diluted	$(2.06)	$(3.03)	$(0.73)	$0.62	$0.61

	As of December 31,

	2002	2001	2000	1999	1998

Cash, cash equivalents, short-term investments, and marketable equity securities	$146,100	$135,149	$180,958	$338,805	$196,111
Working capital (deficit)	(34,860)	107,107	187,454	313,127	258,177
Total assets	325,722	495,038	631,936	635,165	560,659
Long-term debt(e)	41,243	209,367	173,893	163,107	153,744
Shareholders’ equity	$21,697	$125,494	$280,475	$330,116	$298,157
Shares outstanding	53,038	51,890	51,125	49,462	49,309
Capital spending	$10,694	$49,950	$66,093	$33,292	$28,884
Regular full-time employees	1,391	1,842	2,740	2,360	2,280

(a)	Upon adoption of Statement of Financial Accounting Standard (SFAS) No. 142 Goodwill and Other Intangible Assets, the Company recorded a non-cash charge of $51 million as a cumulative effect of a change in accounting principle effective January 1, 2002, for the impairment of the goodwill related to the Products segment. During 2002, the Company recorded an impairment charge of $39 million to write off certain acquired intangible assets relating to previous acquisitions, a restructuring charge of $22 million, gains of $7 million on extinguishment of debt in other income, an impairment of $9 million to write-down a long-term investment and a $27 million non-recurring tax refund.

(b)	During 2001, the Company recorded a restructuring charge of $44 million.

(c)	In February 2000, Aspect acquired PakNetX Corporation. The transaction was accounted for as a purchase and a charge of $5 million was recorded for purchased in-process technology that had no alternative uses. During 2000, Aspect recorded a gain on the sale of appreciated equity securities of $20 million.

(d)	In May 1998, Aspect acquired Voicetek Corporation. The transaction was accounted for as a purchase and a charge of $10 million was recorded for purchased in-process technology that had no alternative future use.

(e)	Long-term debt as of December 31, 2002, included long-term borrowings of $41 million and the long-term portion of capital lease obligations of $189,000. Long-term debt as of December 31, 2001, included the 1998 convertible subordinated debentures of $184 million, long-term borrowings of $25 million and the long-term portion of capital lease obligations of $299,000. Amounts in other years include the convertible subordinated debentures and in 2000, capital lease obligations of $852,000. In August 1998, Aspect completed a private placement of approximately $150 million ($490 million principal amount at maturity) of zero coupon convertible subordinated debentures due 2018.

The convertible subordinated debentures can be put to the Company on August 10, 2003. Accordingly, the Company classified the debentures as current liabilities as of December 31, 2002. The exercise of this put could require the Company to pay for the then accreted value of approximately $130 million in stock, cash or any combination thereof, at the Company’s discretion. If the put is exercised, the Company currently intends to redeem the convertible subordinated debentures with cash.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Aspect is a leading provider of business communications solutions that help companies improve customer satisfaction, reduce operating costs, gather market intelligence and increase revenue. Aspect provides the mission-critical software and hardware platforms, development environment and applications that seamlessly integrate traditional telephony, e-mail, voicemail, web, fax, wireless business communications and VoIP, while providing investment protection in a company’s existing data and telephony infrastructures.

      During fiscal 2001, in response to dramatic changes in the global economy, Aspect reorganized the Company to more effectively leverage the Company’s relationships with existing as well as new partners and maximize the Company’s ability to capitalize on market opportunities. In February 2001, April 2001 and October 2001, the Company reduced its workforce by 6%, 11% and 10% respectively. In addition, the Company consolidated selected facilities in its continuing effort to better optimize operations. These actions resulted in restructuring charges of $7 million, $13 million and $24 million, respectively.

      During fiscal 2002, the Company continued its efforts to right size the Company, which resulted in restructuring charges of $22 million, which represented a 25% reduction in the Company’s workforce.

Critical Accounting Policies

      Note 1 of the Notes to the Consolidated Financial Statements in the Company’s “Annual Report on Form 10-K for the fiscal year ended December 31, 2002”, includes a summary of the significant accounting policies and methods used in the preparation of Company’s Consolidated Financial Statements.

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

      Aspect’s critical accounting policies include revenue recognition, revenue reserves, allowance for doubtful accounts, accounting for income taxes, excess and obsolete inventory and impairment of long-lived assets. The following is a brief discussion of the critical accounting policies and methods used by the Company.

      Revenue recognition: The Company derives its revenue primarily from two sources (i) product revenues, which include software licenses and hardware, and (ii) service revenues, which include support and maintenance, installation, consulting and training revenue.

      The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition”, as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With

Respect to Certain Transactions” and certain provisions of Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” to all transactions involving the sale of software products and hardware.

      The Company recognizes revenue from the sale of software licenses and hardware when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customer, the fee is fixed or determinable and collection of the resulting receivable is probable. Delivery generally occurs when product is delivered to a common carrier.

      At the time of the transaction, the Company assesses whether the fee associated with its revenue transactions is fixed or determinable and whether collection is probable. The assessment of whether the fee is fixed or determinable is based partly on the payment terms associated with the transaction and financial strength of the customer. If a significant portion of a fee is due after its normal payment terms, which are 30 to 90 days from invoice date, the Company accounts for the fee as not being fixed or determinable; in which case, the Company recognizes revenue as the fees become due.

      The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. The Company does not typically request collateral from its customers. If the Company determines that collection of a fee is not probable, then the Company will defer the fee and recognize revenue upon receipt of cash.

      For arrangements with multiple elements, the Company allocates revenue to each component of the arrangement using the residual value method based on vendor specific objective evidence of the undelivered elements. This means that the Company defers the arrangement fee equivalent to the fair value of the undelivered elements until these elements are delivered. The fair value of each element is determined based on prices of stand-alone sales of these elements to third parties.

      A key part of the Company’s overall strategy is to increase sales through indirect channels such as VARs and partnering with SIs and TAs on the direct sales efforts. In any sales transaction through a distributor or reseller, the Company recognizes revenue when the distributor or reseller sells to the end customer.

      The Company recognizes revenue for maintenance services ratably over the contract term. The training and consulting services are billed based on hourly rates, and the Company generally recognizes revenue as these services are performed. However, at the time of entering into a transaction, the Company assesses whether any services included within the arrangement are essential to the functionality of other elements of the arrangement. If services are determined to be essential to other elements of the arrangement, the Company recognizes the license, consulting and training revenue using the percentage-of-completion method. The Company estimates the percentage of completion based on its estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete. To date, the amount of revenue recognized under the percentage-of-completion method has not been significant.

      Revenue reserves: An estimate of the revenue reserve for losses on receivables resulting from customer cancellations or terminations is recorded as a reduction in revenues at the time of the sale. The revenue reserve is estimated based on an analysis of the historical rate of cancellations or terminations of product and services arrangements. The accuracy of the estimate is dependent on the rate of future cancellations or terminations being consistent with the historical rate. If the rate of actual cancellations or terminations is greater than the historical rate, then the revenue reserve may not be sufficient to provide for actual losses.

      Allowance for doubtful accounts: The Company’s management must make estimates of the uncollectibility of accounts receivable. Management specifically analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $51 million, net of allowance for doubtful accounts of $12 million as of December 31, 2002.

      Accounting for income taxes: As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the tax jurisdictions in which the Company operates. This process involves management’s estimation of the Company’s actual current tax exposure together with an assessment of temporary differences resulting from different treatments in tax and accounting of certain items. These differences result in net deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or adjusts this allowance in a period, the Company must include a tax benefit or expense within the tax provision in the statement of operations.

      Significant management judgment is required in determination of the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has a valuation allowance of $84 million as of December 31, 2002, due to uncertainties related to the Company’s ability to utilize all of its deferred tax assets, primarily consisting of certain net operating losses carried forward and research tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

      Excess and obsolete inventory: The Company values inventory at the lower of the actual cost or the current estimated net realizable value of the inventory. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on production and supply requirements. Management’s estimates of future production and supply requirements may prove to be inaccurate, in which case inventory may be understated or overstated. In the future, if the carrying value of the inventory were not realizable, the Company would be required to recognize write-downs to net realizable value as additional cost of goods sold at the time of such determination. Although management makes every effort to ensure the accuracy of its forecast of future production requirements and supply, any unanticipated changes in technological developments could have a significant impact on the value of our inventory and our reported operating results.

      Impairment of long-lived assets: The Company’s long-lived assets include property and equipment, long term investments, goodwill and other intangible assets. The fair value of the long-term investments is dependent on the performance of the companies in which the Company has invested, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments, the Company considers these factors as well as the forecasted financial performance of its investees. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During 2002, the Company recognized $9 million of impairment losses related to its long-term investments. As of December 31, 2002, the carrying value of the Company’s long-term investment was $150,000.

      In assessing the recoverability of the Company’s property and equipment, goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

      In June 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company discontinued the amortization of its recorded goodwill, identified its reporting units based on its current segment reporting structure and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units.

      The Company determined the fair value of its reporting units utilizing discounted cash flow models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated that an impairment might exist for the Company’s Products reporting unit. The Company then performed Step 2 under SFAS No. 142 during the second quarter of 2002 and compared the carrying amount of goodwill in the Products reporting unit to the implied fair value of the goodwill and determined that an impairment loss existed. This impairment is primarily attributable to the change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principle Board Opinion No. 17 Intangible Assets, to the fair value approach, which is stipulated in SFAS No. 142 and the requirement under SFAS No. 142 to evaluate goodwill impairment at the reporting unit level. A non-cash charge totaling $51 million was recorded as a change in accounting principle effective January 1, 2002, to write-off the goodwill related to the Products segment. The remaining recorded goodwill for the Services segment is $3 million as of December 31, 2002. In the first quarter of 2003, the Company will evaluate its remaining goodwill per SFAS No. 142 requirements.

Results of Operations

      The following table sets forth statements of operations data for the three years ended December 31, 2002, expressed as a percentage of total revenues:

	Years Ended
	December 31,

	2002	2001	2000

Net revenues:
License	21%	24%	36%
Services	62	59	43
Other	17	17	21

Total net revenues	100	100	100

Cost of revenues:
Cost of license revenues	15	3	3
Cost of services revenues	32	34	28
Cost of other revenues	14	17	17

Total cost of revenues	61	54	48

Gross margin	39	46	52

Operating expenses:
Research and development	14	21	19
Selling, general and administrative	38	50	40
Purchased in-process technology	—	—	1
Restructuring charges	6	10	—

Total operating expenses	58	81	60

Loss from operations	(19)	(35)	(8)
Interest income	1	1	2
Interest expense	(3)	(2)	(1)
Other income (expense)	—	—	3

Loss before income taxes	(21)	(36)	(4)
Provision (benefit) for income taxes	(7)	(1)	2

Cumulative effect of change in accounting principle	(13)	—	—

Net Loss	(27)%	(35)%	(6)%

Year ended December 31, 2002 Compared to Year ended December 31, 2001

Revenues

      Net revenues decreased by 11% to $396 million in 2002, from $446 million in 2001. The decrease primarily related to a decline in net product sales and associated support and consulting, resulting from unfavorable global economic conditions. The protracted economic and business uncertainty has led to reluctance by many of our customers to resume capital spending in 2002 and 2001.

      Net revenues in the Americas, which include the United States, Canada, Mexico, and Latin America, decreased by 19% to $258 million in 2002 from $320 million in 2001, and represented 65% and 72% of the Company’s total revenue, respectively. The slowdown in the U.S. economy, over-capacity, and related constraints on capital spending have led to lower capital spending in the telecommunications, financial, travel, retail, and government industries. Sales outside the Americas increased by 9% to $138 million in 2002 from

$126 million in 2001. The economic factors affecting the Americas did not have as significant impact on Europe. In addition, we made a significant sale to a customer in Europe, which represented 7% of net worldwide license revenues for 2002.

      License revenues decreased by 22% to $83 million in 2002, from $107 million in 2001. The decrease in license revenues was primarily due to the economic downturn in the United States and a reduction in the purchases of traditional call center solutions partially offset by the growth in contact server solutions.

      Services revenues decreased by 6% to $247 million in 2002, from $262 million in 2001. Service revenues consist primarily of support and maintenance fees, installation of product consulting services, and education fees. The decrease in services revenues resulted primarily from lower installation revenues due to the decline in hardware sales.

      Other revenues, consisting primarily of hardware revenues, decreased by 15% to $66 million in 2002 from $77 million in 2001. The decrease in other revenues was primarily due to the weakened economy in the United States and the reduction in traditional call center solutions.

Gross Margin

      Gross margin on total revenues decreased 7 percentage points to 39% in 2002 from 46% in 2001.

      Gross margin on license revenues decreased by 56 percentage points to 31% in 2002 from 87% in 2001. Cost of license revenues includes third party software royalties, product packaging and amortization of acquired technology and intellectual property intangible assets. As of January 1, 2002, the Company determined that there was no longer any further use of certain acquired intangible assets for research and development purposes; therefore, the amortization expense of these certain acquired intangible assets was included in the costs of license revenues during 2002. During the third quarter of 2002, the Company determined that projected future net cash flows were not sufficient to support the realizability of certain acquired intangible assets; therefore, the assets were written off to cost of license revenues. This resulted in a decrease in gross margins on license revenues compared to the corresponding period in 2001. On a forward-looking basis, the Company expects overall license margins to rise above 85%.

      Gross margin on services revenues increased by 6 percentage points to 48% in 2002 from 42% in 2001. Cost of service revenues consists primarily of employee salaries and benefits, facilities, systems costs to support maintenance, consulting and education. The increase in services margins in 2002 was primarily due to a 23% headcount reduction and lower discretionary spending. On a forward-looking basis, the Company anticipates that services margins will increase slightly.

      Gross margin on other revenues increased by 11 percentage points to 15% in 2002 from 4% in 2001. Cost of other revenues includes labor, materials, overhead, and other directly allocated costs involved in the manufacture and delivery of the products. The increase in other revenues margins from 2001 to 2002 was primarily due to the increased efficiencies gained from reducing headcount and outsourcing manufacturing activities to contract manufacturers. On a forward-looking basis, the Company expects gross margins on other revenues to increase slightly.

Operating Expenses

      Research and development (“R&D”) expenses relate to the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities, systems costs, and consulting expenses. R&D expenses decreased by 41% to $57 million in 2002, from $96 million in 2001 mainly due to the decrease in employee salaries and benefits as a result of workforce reductions, representing approximately 9% of its workforce and a decrease in consulting expenses. Another contributor to lower R&D spending is the exclusion of amortization of certain acquired intangible assets from R&D expenses beginning January 2002. As a percentage of net revenues, R&D expenses were 14% in 2002 and 21% in 2001. Excluding amortization of intangible assets, R&D expenses were $56 million in 2002, and $85 million in 2001. As a percentage of net revenues, R&D expenses, excluding amortization of intangible assets, were 14% in 2002 and 19% in 2001. The Company anticipates, on a forward-looking basis, that R&D expenses will decline in absolute dollars due to cost reductions implemented in 2002.

      Selling, general and administrative (“SG&A”) expenses consist primarily of employee salaries and benefits, commissions, facilities, systems costs and administrative support. SG&A decreased by 33% to $151 million in 2002, from $225 million in 2001. The decrease was primarily due to reduced headcount of approximately 27%, other programs put in place to reduce costs and exclusion of goodwill amortization in 2002 after the Company adopted SFAS 142. The decrease was partially offset by an increase of $6 million in the allowance for doubtful accounts expense in 2002 compared to 2001. SG&A expenses as a percentage of net revenues were 38% in 2002 and 50% in 2001. Excluding amortization of intangible assets, SG&A expenses were $149 million in 2002 and $209 million in 2001. As a percentage of net revenues, SG&A expenses, excluding amortization of intangible assets, were 38% in 2002 and 47% in 2001. The Company anticipates, on a forward-looking basis, that SG&A expenses will decline in absolute dollars based on the cost reductions implemented in 2002.

      Restructuring charges: In 2002, the Company reduced its workforce by 25% and consolidated selected facilities in its continuing effort to better optimize operations. The workforce adjustment resulted in the termination of 407 employees. These activities resulted in a $22 million charge, which included restructuring charges and adjustments of previously recorded restructuring charges. The $22 million restructuring charge included consolidation of facilities costs of $12 million, severance and outplacement costs of $6 million, property write-downs of $2 million and other restructuring costs of $2 million.

      In February, April, and October 2001, the Company reduced its workforce by 6%, 11% and 10%, respectively and consolidated selected facilities in its continuing effort to better optimize operations. The workforce adjustment resulted in the termination of 740 employees (153 in February, 304 in April and 283 in October). These workforce adjustments and the consolidation of selected facilities resulted in restructuring charges of $7 million, $13 million and $24 million, respectively. As part of the October 2001 restructuring, the Company revised its original estimates to the prior restructurings, which resulted in a net $8 million additional charge ($10 million increase in facilities costs and $2 million reduction in severance, outplacement and other restructuring costs).

Interest and Other Income (Expense):

      Interest income decreased to $4 million in 2002, from $6 million in 2001. The decrease in interest income was primarily the result of lower rates of return on short-term investments.

      Interest expense increased to $12 million in 2002, from $11 million in 2001. Interest expense represents interest on the Company’s convertible subordinated debentures as well as interest charges resulting from additional short-term and long-term borrowings. The increase in interest expense was primarily due to the increase in the Company’s overall average debt balance through 2002.

      Net other expense of $1 million in 2002 included a $9 million charge for the write-down of a long-term investment, for which the Company determined a decline in value that was other than temporary. The write-down was mainly offset by a $7 million gain on extinguishment of debt resulting from the repurchase of convertible subordinated debentures. Net other income of $2 million in 2001 included insurance recoveries of $3 million, which was offset by a $1 million charge for the write-down of a long-term investment for a decline in value that was determined to be other than temporary.

Provision (Benefit) for Income Taxes

      In 2002, the Company recorded an income tax benefit at an effective tax rate of 20%, compared with a benefit of 3% in 2001. During the first quarter of 2002, there was a change in the tax law that increased the years to which the Company could carry back its 2001 tax loss from two to five years, resulting in a tax refund and tax benefit of $27 million. In addition, the Company’s 2002 tax rate varies from the statutory rate due to a valuation allowance being imposed on current year net losses, the write-down of nondeductible goodwill resulting from the implementation of SFAS 142 and the write-off of other nondeductible intangible assets during the year. The Company’s 2001 tax rate differs from the statutory rate due to a valuation allowance being imposed on 2001 net losses, foreign losses for which no tax benefit may be realized, nondeductible goodwill amortization and research and development credits.

Year ended December 31, 2001 Compared to Year ended December 31, 2000

Revenues

      Net revenues decreased by 24% to $446 million in 2001, from $589 million in 2000. The decrease resulted from the decline in license and other revenues. Net revenues in the Americas decreased 24% to $320 million in 2001 from $421 million in 2000. America’s revenues represented 72% of the Company’s total revenues in 2001. Sales outside the Americas decreased 25% to $126 million in 2001 from $168 million in 2000.

      License revenues decreased by 49% to $107 million in 2001, from $209 million in 2000. The decrease in license revenues was primarily due to a global economic downturn resulting in an overall reduction in capital spending by customers.

      Services revenues increased by 3% to $262 million in 2001, from $255 million in 2000. The increase in services revenues resulted primarily from support and maintenance revenues due to the growth in the installed customer base from new product sales.

      Other revenues decreased by 38% to $77 million in 2001, from $125 million in 2000. The decrease in other revenues was due in part to the decrease in related license revenues and also to a declining demand in the U.S. for traditional call center products.

Gross Margins

      Gross margin on total revenues decreased by 6 percentage points to 46% in 2001 from 52% in 2000.

      Gross margin on license revenues decreased by 5 percentage points to 87% in 2001 from 92% in 2000. The decrease in license margins is due to a slight increase in sales of third party software products, which carry lower margins.

      Gross margin on services revenues increased by 7 percentage points to 42% in 2001 from 35% in 2000. The increase in services margins in 2001 was primarily due to the increase in support and maintenance revenue and decrease in employee salaries and benefits as a result of workforce adjustments made during 2001.

      Gross margins on other revenues decreased by 16 percentage points to 4% in 2001 from 20% in 2000. The decrease in other revenues margins from 2000 to 2001 was primarily due to the decline in hardware margins resulting from the lower overall volume of hardware revenues and the transition costs associated with the Company outsourcing its manufacturing activities.

Operating Expenses

      Research and development expenses decreased by 12% to $96 million in 2001 from $109 million in 2000. R&D expenditures reflect the Company’s ongoing efforts to remain competitive through both new product development and expanding capabilities for existing products. The decrease was primarily caused by the decrease in employee salaries and benefits resulting from workforce adjustments during 2001 and by the decrease in consulting expenses. As a percentage of net revenues, R&D expenses were 21% in 2001 and 19% in 2000. Excluding amortization of intangible assets, R&D expenses were $85 million in 2001 and $100 million in 2000. As a percentage of net revenues, R&D expenses, excluding amortization of intangible assets, were 19% in 2001 and 17% in 2000.

      Selling, general and administrative expenses decreased by 5% to $225 million in 2001, from $235 million in 2000. The decrease was primarily due to decreases in direct sales headcount and sales support infrastructure, which resulted from workforce adjustments throughout 2001. SG&A expenses as a percentage of net revenues were 50% in 2001 and 40% in 2000. Excluding amortization of intangible assets, SG&A expenses were $209 million in 2001 and $221 million in 2000. As a percentage of net revenues, SG&A expenses, excluding amortization of intangible assets, were 47% in 2001 and 37% in 2000.

      Purchased in-process technology represented a non-recurring charge of $5 million in 2000, or $0.10 per share, related to the acquisition of PakNetX. The purchased in-process technology related to the development of Version 4.0 of PakNetX’s integrated contact center solution that had not reached technological feasibility, and therefore successful development was uncertain. During 2000, some components of this technology were incorporated into Aspect products. The development of the remaining components was completed in 2001 and incorporated into additional Aspect products. During 2001 and 2000, we incurred $5 million and $4 million, respectively, in the development of this technology. We abandoned this technology during third quarter of 2002.

      Significant assumptions used to determine the value of in-process technology included: (i) projected net cash flows that the Company expected to result from development efforts; (ii) an estimate of the percentage completion of the project; and (iii) a discount rate of approximately 25%.

      Restructuring charges occurred in February, April, and October 2001, in which the Company reduced its workforce by 6%, 11% and 10%, respectively and consolidated selected facilities in its continuing effort to better optimize operations. The workforce adjustment resulted in the termination of 740 employees (153 in February, 304 in April and 283 in October). These workforce adjustments and the consolidation of selected facilities resulted in restructuring charges of $7 million, $13 million and $24 million, respectively. As part of the October 2001 restructuring, the Company revised its original estimates to the prior restructurings, which resulted in a net $8 million additional charge ($10 million increase in facilities costs and $2 million reduction in severance, outplacement and other restructuring costs).

Interest and Other Income/ Expense

      Interest income decreased to $6 million in 2001 from $11 million in 2000. The decrease in interest income was primarily the result of lower rates of return on short-term investments.

      Interest expense increased to $11 million in 2001 from $10 million in 2000. Interest expense represents interest on the Company’s convertible subordinated debentures as well as interest charge resulting from additional short-term and long-term borrowings. The increase in interest expense was primarily due to the increase in overall Company’s average debt balance through 2001.

      Net other income of $2 million in 2001 included insurance recoveries of $3 million, which was offset by $1 million charge for the write-down of a long-term investment for a decline in value that was determined to be other than temporary. Net other income of $19 million in 2000 included $20 million gain on investments resulting from the sale of marketable equity securities offset by other expenses of $1 million.

Provision (Benefit) for Income Taxes

      In 2001, the Company recorded an income tax benefit at an effective tax rate of 3%, compared with an income tax provision at an effective rate of 52% in 2000. The tax rate in 2001 varies from the statutory rate of 35% due to a valuation allowance being imposed on the current year operating loss. The 2000 tax rate reflects a charge for the initial establishment of a full valuation allowance against the Company’s deferred tax assets due to the uncertainty surrounding the eventual realization of the benefits of such assets. Additionally, the 2000 tax rate varies from the statutory rate of 35% due to nondeductible expenses related to acquisitions (primarily goodwill amortization) and research credits. The tax rate in 2000 also reflects the tax effect of nondeductible purchase in-process technology charges from the acquisition of PakNetX Corporation and the tax effect of foreign losses on which no tax benefit can be realized.

Liquidity and Capital Resources

      As of December 31, 2002, cash, cash equivalents, and short-term investments totaled $146 million, which represented 45% of total assets and is the Company’s principal source of liquidity. In addition, the Company had restricted cash of $6 million related to certain loan, bank guarantees and letter of credit agreements.

      The net cash provided by operating activities was $74 million in 2002, while net cash used in operating activities was $35 million in 2001. The main contributor to the increase in net cash provided by operating activities was the $31 million decrease in accounts receivable resulting from improved collection efforts and a non-recurring tax refund of $27 million. The non-cash items reconciling net loss to the net cash provided by operating activities were the cumulative effect of change in accounting principle of $51 million, depreciation and amortization of assets of $47 million, impairment of intangible assets of $39 million, impairment of long term investment of $9 million, and interest expense on convertible subordinated debentures of $9 million.

      The net cash used in investing activities was $28 million in 2002 compared to $24 million in 2001. Net cash used in investing activities in 2002 related primarily to net purchases of short-term investments of $18 million as well as property and equipment purchases of $11 million. The Company currently anticipates lower spending levels for capital expenditures in 2003.

      The net cash used in financing activities was $53 million in 2002 compared to net cash provided by financing activities of $48 million in 2001. Net cash used in financing activities in 2002 resulted from net repurchases of convertible debentures of $60 million, net borrowings of $5 million, and common stock issuances of $3 million, relating to common stock issuances under various stock purchase and option plans.

      The net cash used in operating activities was $35 million in 2001, while net cash provided by operating activities was $2 million in 2000. Net cash used in operating activities in 2001 related primarily to the net loss of $156 million offset by $70 million of depreciation and amortization of goodwill and intangible assets, a $2 million write-down for impairment of short-term investments, a $7 million charge for losses on disposal of property, and a net $28 million cash provided from working capital. The main contributors to the $28 million cash provided through working capital were the $52 million decrease in accounts receivable resulting from improved collection efforts, which was offset by $26 million resulting from an increased level of payments to vendors. Non-cash interest expense on convertible subordinated debentures of $11 million and an additional $3 million of non-cash changes in deferred taxes were reported as offsets to the net cash used.

      The net cash used in investing activities was $24 million in 2001 compared to $17 million in 2000. Net cash used in investing activities in 2001 related primarily to property and equipment purchases of $50 million, specifically the Company’s new San Jose headquarters building, which were offset by net proceeds from maturities of short-term investments of $26 million.

      The net cash provided by financing activities was $48 million in 2001 compared to $12 million in 2000. Net cash provided by financing activities in 2001 resulted from net borrowings of $43 million and common stock issuances of $5 million, relating to common stock issuances under various stock purchase and option plans.

      The Company incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. The book value of these zero coupon convertible subordinated debentures as of December 31, 2002 closely approximated the fair market value of $125 million. The face value of the convertible subordinated debentures was $314 million as of December 31, 2002. The convertible subordinated debentures can be put to the Company on August 10, 2003. The exercise of this put could require the Company to pay for the then accreted value of approximately $130 million in stock, cash or any combination thereof, at the Company’s discretion. If the put is exercised, the Company currently intends to redeem the convertible subordinated debentures with cash.

      On August 9, 2002, the Company entered into a Credit Agreement with Comerica Bank-California as administrative agent, and CIT Business Credit as collateral agent, which provides the Company with a $25 million revolving loan facility and a $25 million senior secured term loan. The revolver has a three-year term and is secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the revolver include a Eurocurrency Rate and a Base Rate plus the applicable margins adjusted on a quarterly basis. Availability under the revolver also includes up to $5 million in the aggregate in stand-by letters of credit. At December 31, 2002, the Company had $0 outstanding under the revolver and has utilized $1 million in letters of credit. The term loan has a four-year term. The term loan is also secured by all of the

Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the term loan include a Eurocurrency Rate and Base Rate plus applicable margins. At December 31, 2002, the Company had $23 million outstanding under the term loan with the applicable interest rate of 4.79%.

      In the event that the Company terminates either facility prior to the maturity date, the lenders will receive a prepayment penalty fee from the Company. Mandatory prepayment of the facilities is required from 100% of permitted asset sales, 100% of the proceeds from future debt issuances and 50% of the proceeds from future equity issuances, excluding the proceeds from the Series B convertible preferred stock issuance described in Recent Developments. The facilities can be used for working capital, general corporate purposes and to repurchase the Company’s outstanding convertible subordinated debt. The Credit Agreement includes customary representations and warranties and covenants. The financial covenants include unrestricted cash, liquidity ratio, fixed charge coverage ratio, tangible net worth and earnings before interest expense, income taxes, depreciation and amortization (EBITDA). The Company was in compliance with all related covenants and restrictions as of December 31, 2002. In March 2003, the Company signed an amendment to the Credit Agreement to adjust the tangible net worth and liquidity ratio covenants, effective December 31, 2002, and to extend the due date for foreign pledge agreements, effective August 9, 2002.

      In October 2001, the Company entered into a 5-year loan with Fremont Bank in the amount of $25 million which bears interest at an initial rate of 8% which is then re-measured semi-annually beginning May 2002 at the rate of LIBOR + 3.75% subject to a floor of 8% and a ceiling of 14%. The loan is secured by a security interest in the Company owned buildings in San Jose. Borrowings are payable in equal monthly installments including interest computed on a 20-year amortization schedule until November 1, 2006, at which time the outstanding loan balance will become payable. As of December 31, 2002 and 2001, the Company had $24 million and $23 million outstanding, respectively, under this loan. The bank also required that the Company supply a $3 million letter of credit, which is recorded as restricted cash on the balance sheet as of December 31, 2002 and 2001.

      In June 2001, the Company obtained a secured line of credit with a US commercial bank in the amount of $20 million, which bore interest at the Company’s choice of either the bank’s prime rate or LIBOR. The Company also obtained a secured equipment line of $5 million with the same bank, which bore interest at the Company’s choice of either the bank’s prime rate or LIBOR + 2%. Both credit facilities were secured by a general lien on all Company assets, excluding real property. Borrowings under the $20 million line of credit were available for one year from the date of the agreement. Borrowings under the equipment line were available through December 2001, at which time all borrowings there under became term notes, which were payable in equal monthly installments, including interest, over three years. As of December 31, 2002 and 2001, the Company had zero and $15 million, respectively, outstanding under the credit facility and zero and $5 million, respectively, outstanding under the equipment line.

      In addition to the line of credit, the Company has two outstanding bank guarantees with a European bank which are required for daily operations such as payroll, import/export duties and facilities. As of December 31, 2002 and 2001, $3 million and $5 million, respectively, is recorded as restricted cash on the balance sheet related to these bank guarantees.

	Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

	(in thousands)
Lines of Credit	$23,438	$6,250	$12,500	$4,688	$—
Long Term Debt	24,427	561	1,248	22,618	—
Convertible Subordinated Debentures	124,983	124,983	—	—	—
Capital Lease Obligations	564	375	189	—	—
Operating Leases	125,001	20,918	36,267	16,841	50,975

Total Contractual Cash Obligations	$298,413	$153,087	$50,204	$44,147	$50,975

	Amount of Commitment Expiration per Period

	Total Amounts	Less than			After
Other Commercial Commitments	Committed	1 year	1-3 years	4-5 years	5 years

	(in thousands)
Standby Letters of Credit and Bank Guarantees	$6,980	$1,100	$—	$3,000	$2,880
Other Commercial Commitments	66,897	31,230	31,000	4,667	—

Total Commercial Commitments	$73,877	$32,330	$31,000	$7,667	$2,880

      The Company believes that cash, cash equivalent, and short-term investments will be sufficient to meet our operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We continually evaluate opportunities to improve our cash position by selling additional equity, debt securities, obtaining and re-negotiating credit facilities, and restructuring our long-term debt. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Recent Developments

      On January 31, 2003, the Company paid $6 million to repurchase convertible subordinated debentures in the open market. The Company’s carrying value of these securities at the date of repurchase was $6 million. This purchase reduced the face value of the convertible subordinated debentures from $315 million to $300 million and the accreted value from $125 million to $119 million.

      The Company was involved in an arbitration proceeding in the United Kingdom relating to a dispute between the Company and Universities Superannuation Scheme Limited (USS) regarding an Agreement to Lease between the Company and USS executed June 2000 pursuant to which the Company leased certain facilities from USS. Pursuant to a court order issued on November 28, 2002, the Company paid $15 million to USS. On January 6, 2003, the Company and USS executed the Deed of Settlement (the “Settlement”) terminating the Agreement to Lease.

      On January 21, 2003, the Company and Vista Equity Fund II, L.P. (“Vista”) closed a private placement for the sale of $50 million of the Company’s Series B convertible preferred stock. The shares of Series B convertible preferred stock were sold for $1,000 per share and the holders of the 50,000 outstanding shares of Series B convertible preferred stock are entitled to vote (on an as-converted basis) on all matters subject to a stockholder vote. On most issues, the holders of Series B preferred stock and common stock vote together as a single class, however, the holders of Series B convertible preferred stock have veto rights with respective to certain Company actions. The actions which require the affirmative vote of the holders of a majority of the outstanding shares of Series B convertible preferred stock are fully described Company’s Certificate of Determination of Rights Preferences and Privileges of Series B Convertible Preferred Stock. The shares of Series B convertible preferred stock are initially convertible into 22.2 million shares of the Company’s common stock (subject to certain anti-dilution protection adjustments) and are mandatorily redeemable on January 21, 2013. The shares of Series B convertible preferred stock have a liquidation preference over the shares of common stock such that (i) upon any liquidation, dissolution or winding up of the Company, the holders of Series B convertible preferred stock receive payments equal to 100% of their investment amount, plus unpaid dividends prior to payments to the holders of common stock, or (ii) in the event of a change of control of the Company, the holders of Series B convertible preferred stock receive payments equal to 125% of their investment amount, plus unpaid dividends prior to payments to the holders of common stock (or, in each case, if greater, the amount they would have received had the Series B convertible preferred stock converted to common stock immediately prior to such liquidation or change of control).

      Per the private placement agreement, the Company is now obligated to accrue dividends on each share of the Series B convertible preferred stock, compounded on a daily basis at the rate of 10% per annum. The undeclared preferred stock dividends are forfeited in the event of conversion. In addition to dividends accrual, the Company will record accounting charges associated with the accretion of the 125% redemption premium and the amortization charge of the beneficial conversion feature. The redemption premium is calculated to be $18 million, which is the difference between the net proceeds of $45 million and the redemption value of $63 million. The beneficial conversion feature of $18 million is computed based on the difference between the conversion price of the preferred equity and the fair market value of the Company’s common stock on January 21, 2003. These amounts will be amortized using the net interest method.

      The sale and issuance of the Series B convertible preferred stock to Vista followed the approval of the transaction by the Company’s shareholders at the Special Meeting of Shareholders on January 21, 2003. Pursuant to Vista’s contractual rights, following the sale and issuance of the Series B convertible preferred stock, Vista elected two new members to Company’s Board of Directors. Additionally, the Company increased its authorized number of shares of common stock from 100 million to 200 million shares following approval of such action by the Company’s shareholders at the Special Meeting of Shareholders on January 21, 2003.

Recently Issued or Adopted Accounting Pronouncements

SFAS No. 142

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

      The Company determined the fair value of its reporting units utilizing discount cash flow and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated that impairment might exist for the Company’s Products reporting unit. The Company then performed Step 2 under SFAS No. 142 and compared the carrying amount of goodwill in the Products reporting unit to the implied fair value of the goodwill and determined that an impairment loss existed. This impairment is primarily attributable to the change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principle Board Opinion No. 17, to the fair value approach, which is stipulated in SFAS No. 142 and the requirement under SFAS No. 142 to evaluate goodwill impairment at the reporting unit level. A non-cash charge totaling $51 million has been recorded as a change in accounting principle effective January 1, 2002, to write-off the goodwill of $51 million in the Products segment. The remaining recorded goodwill for the Services segment after this impairment write down is $3 million as of December 31, 2002. In the first quarter of 2003, the Company will evaluate its remaining goodwill per SFAS No. 142 requirements.

      A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Reported net loss before cumulative effect of change in accounting principle	$(56,868)	$(156,250)	$(37,288)
Add: Goodwill and assembled workforce amortization	—	13,927	12,162

Adjusted net loss before cumulative effect of change in accounting principle	(56,868)	(142,323)	(25,126)
Cumulative effect of change in accounting principle	(51,431)	—	—

Adjusted net loss	$(108,299)	$(142,323)	$(25,126)
Basic and diluted loss per common share:
As reported before cumulative effect of change in accounting principle	(1.08)	(3.03)	(0.73)
Goodwill and assembled workforce amortization	—	0.27	0.24

As adjusted before cumulative effect of change in accounting principle	(1.08)	(2.76)	(0.49)
Cumulative effect of change in accounting principle	(0.98)	—	—

Adjusted basic and diluted loss per common share	$(2.06)	$(2.76)	$(0.49)

SFAS No. 145

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner. The Company has elected to early adopt SFAS No. 145. The Company has classified $7 million of gains on extinguishment of debt recognized during 2002, in other income in the statement of operations.

SFAS No. 146

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment is made to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 could result in the Company recognizing future restructuring activities, if any, over a period of time rather than in one reporting period.

SFAS No. 148

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its stock compensation plans. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decision with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. These disclosure provisions are effective for the Company’s fiscal year ended December 31, 2002.

FASB Interpretation No. 45

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002, which are provided under product warranties in Note 1 to consolidated financial statements. As of December 31, 2002, the Company did not have any material guarantees outstanding.

FIN No. 46

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the third quarter of fiscal 2003 to variable interest entities in which the Company may hold a variable interest that is acquired before February 1, 2003. The provisions of FIN 46 require that the Company immediately disclose certain information if it is reasonably possible that the Company will be required to consolidate or disclose variable interest entities when FIN 46 becomes effective. Based on its preliminary analysis and assessment, the Company has determined that it does not hold any variable interests as of December 31, 2002.

EITF No. 00-21

      In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. While the Company will continue to evaluate the requirements of EITF Issue No. 00-21, management does not currently believe adoption will have a significant impact on its accounting for multiple element arrangements as such arrangements will generally continue to be accounted for pursuant to AICPA Statement of Position 97-2, Software Revenue Recognition, and related pronouncements.

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

Business Environment Risks

      The Overall Economic Climate Continues to Be Weak: Our products typically represent substantial capital commitments by customers, involving a potentially long sales cycle. As a result, customer purchase decisions may be significantly affected by a variety of factors including trends in capital spending for telecommunications, enterprise software, market competition, and the availability or announcement of alternative technologies. Continued weakness in global economic conditions has resulted in many of our customers delaying and/or reducing their capital spending decisions. If the economy continues to be weak, demand for the Company’s products could decrease resulting in lower revenues and a decline in the overall rate of the Company’s revenue levels.

      Our Company’s Business Focus Continues to Evolve: Historically, we have supplied the hardware, software, and associated support services for implementing call center solutions. Our shift to an enterprise software solution business model has required and will continue to require substantial change, potentially resulting in some disruption to our business. Our inability to successfully continue or complete this transition in a timely manner could materially affect our business, operating results, or financial condition. These changes may include the following:

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

      Our Revenues Are Dependent on a Small Number of Products: Historically, sales of a small number of our products accounted for a substantial portion of product revenues. Demand for our products could be adversely affected by not meeting customer specifications and/or by problems with system performance, system availability, installation or service delivery commitments, or market acceptance. We need to develop new products and to manage product transitions in order to succeed. If we fail to introduce new versions and releases of functional products in a timely manner, or enhancements to our existing products, customers may license competing products and we may suffer lost sales and could fail to achieve anticipated results. Our future operating results will depend on the demand for the product suite by future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to our products in performance or price, or if we fail to enhance our products or introduce new features and functionality in a timely manner, demand for our products may decline. New versions of our products may not be released on schedule or may contain defects when released.

      Our Service Revenues Are Dependent on Our Installed Base of Customers: We derive a significant portion of our revenues from services, which include support, consulting, and training. As a result, if we lose a major customer or if a support contract is delayed or cancelled, our revenues would be adversely affected. In addition, customers who have accounted for significant service revenues in the past may not generate revenues in future periods. Our failure to obtain new customers or additional orders from existing customers could also materially affect our operating results.

      Our Gross Margins Are Substantially Dependent on Our Product Mix: It is difficult to predict the exact blended mix of products.

      Our Market Is Intensely Competitive: The market for our products is intensely competitive, and competition is likely to intensify as companies in our industry consolidate to offer integrated solutions. Our principal competitors currently include companies in the Contact Center market and companies that market traditional telephony products and services.

      As the market develops for converged voice data networks and products and the demand for PSTN based call centers diminishes, companies in these markets are merging and obtaining significant positions in the CRM and traditional telephony products market. Many current and potential competitors, including Avaya Inc., Nortel Networks Corporation, Rockwell International Corporation, Alcatel SA, Siemens AG, Cisco Systems Inc., IEX Corporation and Blue Pumpkin, Inc. may have considerably greater resources, larger customer bases and broader international presence than Aspect. Consequently, the Company expects to encounter substantial competition from these and other sources.

      We Are Involved in Litigation: We are involved in litigation for a variety of matters. Any claim brought against us will likely have a financial impact, due to the effect on our common stock performance, the disruption of business associated costs, and diversion of management attention such a claim would cause. In our industry, there has been extensive litigation regarding patents and other intellectual property rights, and we are periodically notified of such claims by third parties. We have been sued for alleged patent infringement. We expect that software product developers and providers of software in markets similar to our markets will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlap. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention, cause product delays and have an adverse effect on our revenues and operating results. If any of our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our products, which may not be available on terms acceptable to us or at all.

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

      Acts of Terrorism and War May Impact our Business. The threat of terrorist attacks, continued international violence and war in various locations around the world have increased uncertainty as to the worldwide economic environment. Such uncertainty may impact our business in that customers may be less likely to make purchases under these circumstances. Additionally, should a future act of terrorism, war or violence occur, the impact on our sales and business is unknown.

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

      Revisions to generally accepted accounting principles will require us to review our accounting and financial reporting procedures in order to ensure continued compliance with required policies. From time to time, such changes may have a short-term impact in the reporting that we do, and these changes may impact market perception of our financial condition:

•	Pending or new legislation may lead to an increase in our costs related to audits in particular and regulatory compliance generally;

•	Pending or new legislation may force us to seek other service providers for non-audit related services, which may raise costs, and/or

•	Changes in the legal climate may lead to additional liability fears, which may result in increased costs.

      We may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock. Our revenue and operating results may fluctuate significantly because of a number of facts, many of which are outside of our control. Some of these factors include:

•	Product and price competition;

•	Our ability to develop and market new products and control costs;

•	Timing of new product introductions and product enhancements;

•	Further deterioration and changes in domestic and foreign markets and economies;

•	Success in expanding our global services organization, direct sales force and indirect distribution channels;

•	Activities of and acquisitions by competitors;

•	Appropriate mix of products licensed and services sold;

•	Level of international transactions;

•	Delay or deferral of customer implementations of our products;

•	Size and timing of individual license transactions;

•	Length of our sales cycle;

•	Performance by outsourced service providers, and the costs of the underlying contracts of these providers, that are critical to our operations.

      One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our revenues and operating results to fluctuate significantly. Based upon the preceding facts, we may experience a shortfall in revenues or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business, financial condition, results of operations and the market price of our common stock.

      Our failure to grow and maintain our relationships with systems integrators or value-added resellers could impact our ability to market and implement our products and reduce future revenues: Failure to establish or maintain relationships with systems integrators or value-added resellers would significantly harm our ability to license our products. Systems integrators and value added resellers install and deploy our products, and perform custom integration of systems and applications. If these relationships fail, we will have to devote substantially more resources to the sales and marketing, implementation and support of our products that we would have to otherwise.

      Because competition for qualified personnel could again become intense, we may not be able to retain or recruit personnel, which could impact the development and sales of our product: If we are unable to hire or retain qualified personnel, or if newly hired personnel fails to develop the necessary skills or fails to reach expected levels of productivity, our ability to develop and market our products will be impacted. Our success depends largely on the continued contributions of our key management, research and development, sales, service, operations and marketing personnel.

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

      The convergence of voice and data networks, and wired and wireless communications could require substantial modification and customization of our current products and business models, as well as the introduction of new products. Further, customer acceptance of these new technologies may be slower than we anticipate. We may not be able to compete effectively in these markets. In addition, Aspect’s products must readily integrate with major third party security, telephony, front-office, and back-office systems. Any changes to these third party systems could require us to redesign our products, and any such redesign might not be possible on a timely basis or achieve market acceptance.

Transaction Risks

      Acquisitions and Investments May Be Difficult and Disruptive: We have made a number of acquisitions and have made minority equity investments in other companies. Acquisitions or investments we make may experience significant fluctuations in market value or may result in significant write-offs or the issuance of additional equity or debt securities. These acquisitions and investments can, therefore, be costly and disruptive, and we may be unable to successfully integrate a new business or technology into our business. We may continue to make such acquisitions and investments, and there are a number of risks that future transactions could entail. These risks include:

•	Inability to successfully integrate or commercialize acquired technologies or otherwise realize anticipated synergies or economies of scale on a timely basis;

•	Diversion of management attention;

•	Adverse impact on our annual effective tax rate;

•	Dilution of existing equity holders;

•	Disruption of our ongoing business;

•	Inability to assimilate and/or retain key technical and managerial personnel;

•	Inability to establish and maintain uniform standards, controls, procedures, and processes;

•	Potential legal liability for pre-acquisition activities;

•	Permanent impairment of our equity investments;

•	Governmental, regulatory, or competitive responses to the proposed transactions, and/or

•	Impairment of relationships with employees, vendors, and/or customers including, in particular, acquired original equipment manufacturer and value-added reseller relationships.

Operations/Performance Risks

      Our Revenues and Operating Results Are Uncertain and May Fluctuate: Our revenues may fluctuate significantly from period to period. There are many reasons for this variability, including the shift from telecommunications equipment to business communications software, and associated software applications; reduced demand for some of our products and services; a limited number of large orders accounting for a significant portion of product revenues in any particular quarter; the timing of consulting projects and completion of project milestones; the size and timing of individual software license transactions; dependence on new customers for a significant percentage of product revenues; the ability of our sales force to achieve quarterly revenue objectives; fluctuations in the results of existing operations, recently acquired subsidiaries, or distributors of our products or services; seasonality and mix of products and services and channels of distribution; our ability to sell support agreements and subsequent renewal agreements for support of our products; our ability to develop and market new products and control costs; and/or changes in market growth rates for different products and services.

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

      We May Experience Difficulty Expanding Our Distribution Channels: We have historically sold our products and services through our direct sales force and a limited number of distributors. Changes in customer preferences, the competitive environment, or other factors may require us to expand third party distributor, value added resellers, systems integrator, technology alliances, electronic, and other alternative distribution channels. We may not be successful in expanding these distribution channels.

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

      We Are Dependent on Third Parties: We have outsourced our manufacturing capabilities to third parties and are dependent upon those suppliers to execute the following activities on-time and to an extremely high level of quality; order component level materials; build, configure and test systems and subassemblies; and ship products to meet our customers delivery requirements. Failure to ship product on time or failure to meet our rigid quality standards would result in delays to customers, customer dissatisfaction or cancellation of customer orders.

      Should we have on-going performance issues with our manufacturing sub-contractors, the process to move from one sub-contractor to another is a lengthy and costly process that could affect our ability to execute customer shipment requirements and/or might negatively affect revenue and/or costs. We depend on certain critical components in the production of our products and services. Some of these components are obtained only from a single supplier and only in limited quantities. In addition, some of our major suppliers use proprietary technology and software code that could require significant redesign of our products in the case of a change in vendor. Further, suppliers could discontinue their products, or modify them in manners incompatible with our current use, or use manufacturing processes and tools that could not be easily migrated to other vendors.

      We also outsource our information technology activities to third parties. We rely heavily on these vendors to provide day-to-day support. We may experience disruption in our business if any of these vendors have difficulty meeting our requirements.

      We May Experience Difficulty Subleasing our Facilities: The real estate market for office space is weak. This has reduced and may continue to reduce our ability to sublease our excess office space and to charge reasonable lease rates.

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

Financial/ Capital Market Risks

      Our Debt and Debt Service Obligations Are Significant: We incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. The book value of our zero coupon convertible subordinated debentures at December 31, 2002, closely approximated the fair market value of approximately $125 million as compared to an accreted value or face value of $314 million. The convertible subordinated debentures can be put to the Company on August 10, 2003. The exercise of this put could require the Company to pay the then accreted value of approximately $130 million in stock, cash or any combination thereof, at the Company’s discretion. If the Company had to convert these debentures using equity as of the end of fiscal 2002, using the closing price of the Company’s common stock on December 31, 2002, this conversion would require the Company to issue approximately 45.6 million shares of its common stock, resulting in significant dilution to the Company’s stockholders. Currently, the Company currently intends to redeem the convertible subordinated debentures with cash at or before the put date.

      We entered into a Credit Agreement in August 2002, which provides the Company with a $25 million revolving loan facility and a $25 million senior secured term loan. We had $23 million outstanding under the term loan and $0 outstanding under the revolver and have utilized $1 million in letters of credit at December 31, 2002. We obtained a loan totaling $25 million in October 2001 secured by our buildings in San Jose. We had $24 million outstanding under the loan at December 31, 2002. This debt resulted in a ratio of long-term debt to total shareholders’ equity of approximately 8 to 1 at December 31, 2002.

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

      We Are Exposed to Fluctuations in Foreign Currency Exchange Rates, Interest and Investment Income, and Debt Interest Rate Expense: We perform sensitivity analysis studies on portions of our foreign currency exchange rate exposure, our debt interest rate exposure, and on our interest and investment income exposure to U.S. interest rates, all using a 10% threshold. These exposures could impact our financial performance. For further details, you should refer to the full detailed discussion in the “Quantitative and Qualitative Disclosures About Financial Market Risk” section.

      The Prices of Our Common Stock and Convertible Subordinated Debentures Are Volatile: We operate in a rapidly changing high-technology industry that exhibits significant stock market volatility. Accordingly, the price of our common stock and our convertible subordinated debentures may be subject to significant volatility. Our past financial performance is not necessarily a reliable indicator of future performance and historical data should not be used to predict future results or trends. For any given quarter, a shortfall in our operating results from the levels expected by securities analysts or others could immediately and adversely affect the price of the convertible subordinated debentures and our common stock. If we do not learn of such shortfalls until late in a fiscal quarter, there could be an even more immediate and adverse effect on the price of the convertible subordinated debentures and our common stock. In addition, the relatively low trading volume of our common stock and debentures could exacerbate this volatility.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to financial market risk from fluctuations in foreign currency exchange rates and interest rates. We manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of non-performance by any one institution on any financial instrument. Separate from our financial hedging activities discussed below, material changes in foreign exchange rates, interest rates, and, to a lesser extent, commodity prices could cause significant changes. These changes could affect costs to manufacture and deliver our products and in our customers’ buying practices. We have not substantially changed our risk management practices during 2002 and do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our risk management practices.

      Debt and Interest Expense: The fair market value of our zero coupon convertible subordinated debentures is sensitive to changes in interest rates and to the prices of our common stock into which it can be converted as well as the financial stability of the Company. Because the yield to maturity on the debentures is fixed, our interest expense on the debt does not fluctuate with market rates. Actual gains or losses from retirement of these debentures may fluctuate, depending on changes in the financial stability of the Company, common stock price, and interest rate movements (see Notes 11 and 22 for further discussion of the convertible subordinated debt outstanding as of December 31, 2002).

      Our outstanding line of credit of $23 million as of December 31, 2002 under the Credit Agreement with Comerica Bank — California and CIT Business Credit is sensitive to changes in interest rates. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding line of credit balance as of December 31, 2002, indicated that such market movement would not have a material effect on our operating results. As the interest rate on our $24 million loan as of December 31, 2002 that is secured by our San Jose buildings is fixed, our interest expense on the debt does not fluctuate with market rates.

      Foreign Currency Exchange: Revenues generated from international operations are generally denominated in foreign currencies. We enter into outright forward foreign exchange contracts to hedge against fluctuations of significant intercompany account balances and monetary assets and liabilities denominated in a non-functional currency. In general, these contracts have maturities of one month or less. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact has not been material in any of the three years presented. As of December 31, 2002, our primary net foreign currency market exposures included Euros, British pounds, and Australian dollars.

      A sensitivity analysis assuming a hypothetical 10% movement in foreign exchange rates applied to our hedging contracts as of December 31, 2002, indicated that these market movements would not have a material effect on our business, operating results, or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges. Foreign currency rate fluctuations can impact the U.S. dollar translation of our foreign operations in our consolidated financial statements. In 2002, these fluctuations have not been material to our operating results.

      Interest and Investment Income: Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investments are in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. These investments are subject to interest rate risk, and could decline in value if interest rates increase. The average duration of our investment portfolio as of December 31, 2002 was 1.3 years. Due to the short duration and conservative nature of these instruments, we believe an immediate 10% change in interest rates would be immaterial to our operating results.

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of Aspect Communications Corporation:

      We have audited the accompanying consolidated balance sheet of Aspect Communications Corporation and its subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspect Communications Corporation and its subsidiaries as of December 31, 2002, and the results of their operations and their cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and other Intangible Assets, as of January 1, 2002.

/s/ KPMG LLP

Mountain View, California

January 23, 2003, except for Note 22,
which is as of January 31, 2003

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of Aspect Communications Corporation:

      We have audited the accompanying consolidated balance sheet of Aspect Communications Corporation and its subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aspect Communications Corporation and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

      The Company has restated its 2001 and 2000 consolidated financial statements as discussed in Note 21 and has revised its Statement of Financial Accounting Standards No. 123 pro forma calculations as discussed in Note 1.

/s/ Deloitte & Touche LLP

San Jose, California

January 21, 2002 (November 14, 2002 as to Note 21 and March 26, 2003 as to the last paragraph of the section “Stock-Based Compensation” in Note 1)

ASPECT COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(in thousands, except par
	value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$66,051		$72,564
Short-term investments	80,049		62,585
Accounts receivable (net of allowance for doubtful accounts: $11,786 in 2002 and $5,987 in 2001)	51,145		79,463
Inventories	6,839		12,044
Other current assets	13,664		23,360

Total current assets	217,748		250,016
Property and equipment, net	86,528		111,319
Intangible assets, net	9,790		61,231
Goodwill, net	2,707		54,138
Other assets	8,949		18,334

Total assets	$325,722		$495,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Convertible subordinated debentures	$124,983	$
Short-term borrowings	7,186		17,851
Accounts payable	6,798		5,988
Accrued compensation and related benefits	16,051		18,916
Other accrued liabilities	67,370		70,378
Deferred revenue	30,220		29,776

Total current liabilities	252,608		142,909
Long term borrowings	41,243		25,790
Deferred taxes	—		3,944
Other long-term liabilities	10,174		13,324
Convertible subordinated debentures	—		183,577
Commitments (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value: 2,000,000 shares authorized, none outstanding	—		—
Common stock, $.01 par value: 100,000,000 shares authorized, shares outstanding: 53,038,378 in 2002 and 51,889,454 in 2001	530		519
Additional paid-in capital	197,747		195,144
Deferred stock compensation	(381)		(1,147)
Accumulated other comprehensive loss	(873)		(1,995)
Accumulated deficit	(175,326)		(67,027)

Total shareholders’ equity	21,697		125,494

Total liabilities and shareholders’ equity	$325,722		$495,038

See Notes to Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(in thousands, except per share amounts)
Net revenues:
License	$82,837	$106,531	$209,497
Services	247,433	261,948	254,736
Other	65,791	77,294	125,073

Total net revenues	396,061	445,773	589,306

Cost of revenues:
Cost of license revenues	57,471	13,721	17,555
Cost of services revenues	127,670	150,959	166,323
Cost of other revenues	55,877	73,980	100,347

Total cost of revenues	241,018	238,660	284,225

Gross margin	155,043	207,113	305,081
Operating expenses:
Research and development	56,844	96,003	109,427
Selling, general and administrative	150,726	224,532	235,457
Purchased in-process technology	—	—	5,018
Restructuring charges	22,404	43,951	—

Total operating expenses	229,974	364,486	349,902

Loss from operations	(74,931)	(157,373)	(44,821)
Interest income	3,862	5,556	10,784
Interest expense	(11,807)	(10,804)	(9,629)
Other income (expense)	(1,421)	1,873	19,068

Loss before income taxes	(84,297)	(160,748)	(24,598)
Provision (benefit) for income taxes	(27,429)	(4,498)	12,690

Net loss before cumulative effect of change in accounting principle	(56,868)	(156,250)	(37,288)
Cumulative effect of change in accounting principle	(51,431)	—	—

Net loss	$(108,299)	$(156,250)	$(37,288)

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(1.08)	$(3.03)	$(0.73)
Cumulative effect of change in accounting principle	$(0.98)	$—	$—
Basic and diluted net loss per share	$(2.06)	$(3.03)	$(0.73)
Weighted average shares outstanding, basic and diluted	52,519	51,530	51,166

See Notes to Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Accumulated Other	Retained Earnings
			Additional	Deferred Stock	Comprehensive	(Accumulated
	Shares	Amount	Paid-in Capital	Compensation	Income (Loss)	Deficit)	Total

	(in thousands, except share amounts)
Balances, January 1, 2000	49,462,303	$495	$154,782	$—	$48,328	$126,511	$330,116

Comprehensive loss:
Net loss	—	—	—	—	—	(37,288)	(37,288)
Unrealized loss on securities, net of reclassification adjustments (net of tax of $28,926)	—	—	—	—	(45,244)	—	(45,244)
Translation adjustments	—	—	—	—	(358)	—	(358)

Comprehensive loss	—	—	—	—	—	—	(82,890)

Issuance of common stock under various stock purchase and option plans	2,860,811	29	39,068	—	—	—	39,097
Issuance of restricted stock, net of forfeitures	152,000	2	2,810	(2,812)	—	—	—
Value of stock options issued in PakNetX acquisition	—	—	10,422	—	—	—	10,422
Amortization of deferred stock compensation	—	—	—	391	—	—	391
Income tax benefit for employee stock option transactions	—	—	8,396	—	—	—	8,396
Stock repurchased under stock repurchase program	(1,350,000)	(14)	(25,043)	—	—	—	(25,057)

Balances, December 31, 2000.	51,125,114	512	190,435	(2,421)	2,726	89,223	280,475

Comprehensive loss:
Net loss	—	—	—	—	—	(156,250)	(156,250)
Unrealized loss on securities, net of reclassification adjustments (net of tax of $3,016)	—	—	—	—	(4,717)	—	(4,717)
Translation adjustments	—	—	—	—	(4)	—	(4)

Comprehensive loss	—	—	—	—	—	—	(160,971)

Issuance of common stock under various stock purchase and option plans	798,890	8	5,347	—	—	—	5,355
Forfeitures of restricted stock	(34,550)	(1)	(638)	639	—	—	—
Amortization of deferred stock compensation	—	—	—	635	—	—	635

Balances, December 31, 2001	51,889,454	519	195,144	(1,147)	(1,995)	(67,027)	125,494

Comprehensive loss:
Net loss	—	—	—	—	—	(108,299)	(108,299)
Unrealized loss on securities, net of reclassification adjustments (net of tax of $75)	—	—	—	—	(117)	—	(117)
Translation adjustments	—	—	—	—	1,239	—	1,239

Comprehensive loss	—	—	—	—	—	—	(107,177)

Issuance of common stock under various stock purchase and option plans	1,160,424	12	2,815	—	—	—	2,827
Forfeitures of restricted stock	(11,500)	(1)	(212)	213	—	—	—
Amortization of deferred stock compensation	—	—	—	553	—	—	553

Balances, December 31, 2002	53,038,378	$530	$197,747	$(381)	$(873)	$(175,326)	$21,697

See Notes to Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31

	2002	2001	2000

	(in thousands)
Cash flows from operating activities:
Net loss	$(108,299)	$(156,250)	$(37,288)
Reconciliation of net loss to cash provided by (used in) operating activities:
Depreciation	33,992	39,357	35,893
Amortization of intangible assets	12,810	31,034	29,360
Amortization of deferred stock compensation	553	635	391
Purchased in-process technology	—	—	5,018
Gain on sale of equity securities	—	(563)	(20,402)
Impairment of short-term investments	—	2,441	—
Loss on disposal of property	2,810	6,859	—
Gain on extinguishment of debt	(7,249)	—	—
Cumulative effect of change in accounting principle	51,431	—	—
Impairment of long term investment	8,859	—	—
Impairment of intangible assets	38,631	—	—
Accretion of convertible debentures	8,814	10,536	9,934
Deferred taxes	—	—	(1,637)
Changes in operating assets and liabilities; net of effects from the acquisition made in 2000:
Accounts receivable	31,274	52,332	(59,591)
Inventories	5,546	8,282	(3,479)
Other current assets and other assets	6,282	5,687	(3,424)
Accounts payable	773	(26,192)	18,651
Accrued compensation and related benefits	(3,084)	(9,419)	2,110
Other accrued liabilities	(8,718)	14,948	17,907
Deferred revenue	(445)	(15,034)	8,609

Net cash provided by (used in) operating activities	73,980	(35,347)	2,052

Cash flows from investing activities:
Short-term investment purchases	(203,105)	(133,032)	(273,941)
Short-term investment sales and maturities	185,449	158,690	378,591
Acquisition of intellectual property	—	—	(200)
Property and equipment purchases	(10,694)	(49,950)	(66,093)
Acquisition, net of cash acquired	—	—	(55,203)

Net cash used in investing activities	(28,350)	(24,292)	(16,846)

Cash flows from financing activities:
Repurchase of common stock	—	—	(25,057)
Issuance of common stock under various stock purchase and option plans	2,827	5,355	39,097
Payments on capital lease obligations	(788)	(396)	(245)
Proceeds from borrowings	27,000	42,674	—
Payments on borrowings	(21,821)	—	(1,676)
Payments on repurchase of convertible subordinated debentures	(59,769)	—	—

Net cash provided by (used in) financing activities	(52,551)	47,633	12,119

Effect of exchange rate changes on cash and cash equivalents	408	26	2,393

Net decrease in cash and cash equivalents	(6,513)	(11,980)	(282)

Cash and cash equivalents:
Beginning of year	72,564	84,544	84,826

End of year	$66,051	$72,564	$84,544

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$1,443	$3,708
Cash paid for interest	$2,742	$741	$93
Supplemental schedule of noncash investing and financing activities:
Stock options issued in conjunction with acquisitions	$—	$—	$10,422
Property acquired under capital lease	$397	$—	$1,596

See Notes to Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:     Organization and Significant Accounting Policies

Organization

      Aspect is a provider of business communications solutions that help companies improve customer satisfaction, reduce operating costs, gather market intelligence and increase revenue. Aspect provides the mission-critical software and hardware platform, development environment and applications that seamlessly integrate traditional telephony, e-mail, voicemail, web, fax, wireless business communications, and voice-over-IP while providing investment protection in a company’s data and telephony infrastructures.

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

Reclassifications

      Certain 2001 and 2000 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2002 presentation.

Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Restricted Cash

      Restricted cash consists of corporate notes and bonds, government obligations and interest bearing deposit accounts, which are restricted from use pursuant to certain loan and letter of credit agreements and line of credit arrangements. The Company has restricted cash of $3 million and $5 million included within current other assets at December 31, 2002 and 2001, respectively and $3 million included within non-current other assets at December 31, 2002 and 2001.

Investments

      The Company has classified all of its marketable equity securities as available-for-sale. While the Company may hold debt securities to maturity, the Company has classified all debt securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. The carrying value of all securities is adjusted to fair value, with unrealized gains and losses, net of deferred taxes, being excluded from earnings and reported as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity. Cost is based on the specific identification method for purposes of computing realized gains or losses. At December 31, 2002 and 2001, the Company had no investments in marketable equity securities.

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has investments in certain privately held companies, which it accounts for under the cost method. During 2002, the Company recorded a $9 million write-down of a long-term investment for which the Company determined a decline in value that was other than temporary. The carrying amount of such investments was $150,000 and $9 million at December 31, 2002 and 2001, respectively.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes the purchase price of parts and assembly costs.

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

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

      The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. For the years ended December 31, 2001 and 2000, the Company made no material adjustments to its long-lived assets. During 2002, the Company recorded a total impairment charge of $39 million, which resulted from the impairment of certain acquired intangible assets. See Note 8 for further details on this impairment charge. In addition, during 2002 and 2001, the Company recorded losses of $3 million and $7 million, respectively, on disposal of certain property and equipment that were no longer in use.

      The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, in the first quarter of fiscal 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Prior to fiscal 2002, goodwill was amortized using the straight-line method over its estimated useful life. The Company completed its transitional goodwill impairment test as of January 1, 2002.

      For the transitional goodwill impairment test, the Company determined the fair value of its reporting units utilizing discount cash flow and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated that an impairment might exist for the Company’s Product reporting unit. The Company then performed Step 2 under SFAS No. 142 and compared the carrying amount of goodwill in the Products reporting unit to the implied fair value of the goodwill and determined that an impairment loss existed. This impairment is primarily attributable to the change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principle Board Opinion No. 17 Intangible Assets, to the fair value approach, which is stipulated in SFAS No. 142 and the requirement under SFAS No. 142 to evaluate goodwill impairment at the reporting unit level. A non-cash impairment charge totaling

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$51 million was recorded as a change in accounting principle effective January 1, 2002, to write-off the goodwill related to the Products segment. The remaining recorded goodwill for the Services segment after this impairment write down was $3 million as of December 31, 2002 and will be evaluated for possible impairment during the first quarter of every year.

      A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Reported net loss before cumulative effect of change in accounting principle	$(56,868)	$(156,250)	$(37,288)
Add: Goodwill and assembled workforce amortization	—	13,927	12,162

Adjusted net loss before cumulative effect of change in accounting principle	(56,868)	(142,323)	(25,126)
Cumulative effect of change in accounting principle	(51,431)	—	—

Adjusted net loss	$(108,299)	$(142,323)	$(25,126)
Basic and diluted loss per common share:
As reported before cumulative effect of change in accounting principle	(1.08)	(3.03)	(0.73)
Goodwill and assembled workforce amortization	—	0.27	0.24

As adjusted before cumulative effect of change in accounting principle	(1.08)	(2.76)	(0.49)
Cumulative effect of change in accounting principle	(0.98)	—	—

Adjusted basic and diluted loss per common share	$(2.06)	$(2.76)	$(0.49)

Revenue Recognition

      The Company derives its revenue primarily from two sources: (i) product revenues, which include software licenses and hardware, and (ii) service revenues, which include support and maintenance, installation, consulting and training revenue.

      The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition”, as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and provisions of Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements” to all transactions involving the sale of software products and hardware.

      The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customer, the fee is fixed or determinable and collection of the resulting receivable is probable. Delivery generally occurs when product is delivered to a common carrier.

      At the time of the transaction, the Company assesses whether the fee associated with its revenue transactions is fixed or determinable and whether collection is probable. The assessment whether the fee is fixed or determinable is based partly on the payment terms associated with the transaction. If a significant portion of a fee is due after its normal payment terms, which are 30 to 90 days from invoice date, the Company accounts for the fee as not being fixed or determinable, in which case, the Company recognizes revenue as the fees become due.

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company recognizes revenue for maintenance services ratably over the contract term. The training and consulting services are billed based on hourly rates, and the Company generally recognizes revenue as these services are performed. However, at the time of entering into a transaction, the Company assesses whether any services included within the arrangement are essential to the functionality of other elements of the arrangement. If services are determined to be essential to other elements of the arrangement, the Company recognizes the license, consulting and training revenues using the percentage of completion method. The Company estimates the percentage of completion based on its estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete. To date, the amount of revenue recognized under the percentage of completion method has not been significant.

Product Warranties

      The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, geographic location of its sale and other factors. The Company accrues for estimated product warranty claims based primarily on historical experience of actual warranty claims as well as current information on repair costs. Warranty reserve roll-forward for 2002, 2001 and 2000 is as follows:

	Beginning			Ending
	Balance	Additions	Deductions	Balance

2002
Warranty reserve	$1,010	$670	$843	$837
2001
Warranty reserve	$1,728	$1,026	$1,744	$1,010
2000
Warranty reserve	$712	$2,387	$1,371	$1,728

      The Company also indemnifies its customers against any claim that its products infringe any copyright, patent or trademark, or incorporate any misappropriated trade secrets. The Company has not been subject to any material infringement claims by customers in the past and does not have any infringement claims pending as of December 31, 2002.

Deferred Revenue

      Deferred revenue primarily represents payments received from customers for maintenance support or products prior to revenue recognition.

Software Development Costs

      The costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established upon completion of a working model. Any additional costs are capitalized upon the establishment of technological

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

feasibility. As the period between the time the Company establishes the technological feasibility and the first customer shipment is short, no costs related to internally developed software have been capitalized to date.

Advertising Expenses

      The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2002, 2001 and 2000, were approximately $1 million, $9 million and $8 million, respectively.

Stock-Based Compensation

      At December 31, 2002, the Company has four stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the company had applied the fair-value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2002	2001	2000

Net loss, as reported	$(108,299)	$(156,250)	$(37,288)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(16,842)	(48,890)	(81,252)
Add back: Amortization of deferred stock compensation	553	635	391
Pro forma net loss	$(124,588)	$(204,505)	$(118,149)
Basic and diluted loss per share:
As reported	$(2.06)	$(3.03)	$(0.73)
Pro forma	$(2.37)	$(3.97)	$(2.31)

      During the preparation of the Company’s 2002 consolidated financial statements, management determined that the pro forma net loss and pro forma net loss per share for fiscal 2001 and 2000 had been improperly calculated due to a tax benefit being recognized for the pro forma effect of stock-based awards under SFAS No. 123. Accordingly, pro forma amounts presented above have been revised. These changes did not impact the Company’s consolidated balance sheet, consolidated statement of operations and comprehensive loss, or net loss or net loss per share for any of the periods presented.

Per Share Information

      Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share further include the dilutive impact, if any, of convertible subordinated debentures, stock options and restricted stock awards. As of December 31, 2002, the Company determined that the convertible subordinated debentures will be settled in cash before or on August 10, 2003, which is the put date. Therefore, the Company used $47.08 as the conversion price to determine the dilutive effect of convertible subordinated debentures. Based on the diluted loss per share calculation, the effect was anti-dilutive.

Foreign Currency Translation and Foreign Exchange Transactions

      Operations of the Company’s foreign subsidiaries are measured using local currencies as the functional currency for each subsidiary. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect as of the balance sheet dates, and results of operations for each subsidiary are translated using the average rates in effect for the periods presented. Translation adjustments are reported as a

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separate component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity. The loss from foreign currency transactions, net of foreign exchange hedging activities, was not material in 2002, and was $1 million in 2001 and was not material in 2000.

      The Company has a foreign exchange hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign currency exchange rates. The program uses forward exchange contracts as the vehicle for hedging significant intercompany balances and monetary assets and liabilities denominated in a non-functional currency. The forward foreign exchange contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa. The Company uses foreign exchange banks for substantially all of these contracts. The Company has not designated the derivatives used in the foreign exchange hedging program as cash flow or fair value hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In general, these contracts have maturities of one month or less. These contracts are recorded on the balance sheet at fair value. Changes in fair value of the contracts and the intercompany balances being hedged are included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations. To the extent these contracts do not completely hedge the intercompany balances, the net impact is recognized in “Selling, general and administrative expenses”. Gains and losses on the foreign exchange contracts were a loss of $2 million in 2002, a gain of $1 million in 2001 and gain of $5 million in 2000. As of December 31, 2002 and 2001, outstanding forward foreign exchange contracts were primarily for Euros, British pounds and Australian dollars.

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

Trade Accounts Receivable

      Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company specifically analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms to evaluate the allowance for doubtful accounts. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The allowance for doubtful accounts roll-forward for 2002, 2001 and 2000 is as follows:

	Beginning			Ending
	Balance	Additions	Deductions	Balance

2002
Allowance for doubtful accounts	$5,987	$9,964	$4,165	$11,786
2001
Allowance for doubtful accounts	$8,635	$4,135	$6,783	$5,987
2000
Allowance for doubtful accounts	$7,180	$1,988	$533	$8,635

Income Taxes

      Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets, if it is more likely than not that, such assets will not be realized.

Comprehensive Income (Loss)

      Accumulated other comprehensive income (loss) at December 31 is comprised of (in thousands):

	2002	2001	2000

Accumulated unrealized gains on available-for-sale securities, net	$486	$603	$5,320
Accumulated translation adjustments, net	(1,359)	(2,598)	(2,594)

Accumulated other comprehensive income (loss)	$(873)	$(1,995)	$2,726

      The reclassification adjustment, net of taxes, relating to unrealized gains and losses on securities is comprised of (in thousands):

	2002	2001	2000

Unrealized holding losses during the period	$(117)	$(4,374)	$(32,799)
Less: reclassification adjustment for gains included in net loss	—	(343)	(12,445)

Net unrealized losses on securities	$(117)	$(4,717)	$(45,244)

Recently Issued or Adopted Accounting Pronouncements

SFAS No. 145

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for in the same manner. The Company has elected to early adopt SFAS No. 145. The Company has classified $7 million of gains on extinguishment of debt recognized during 2002, in other income in the statement of operations.

SFAS No. 146

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment is made to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 could result in the Company recognizing future restructuring activities, if any, over a period of time rather than in one reporting period.

SFAS No. 148

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its stock compensation plans. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decision with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. These disclosure provisions are effective for the Company’s fiscal year ended December 31, 2002.

FASB Interpretation No. 45

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002, which are provided under product warranties in Note 1 to consolidated financial statements. As of December 31, 2002, the Company did not have any material guarantees outstanding.

FIN No. 46

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the third quarter of fiscal 2003 to variable interest entities in which the Company may hold a variable interest that is acquired before February 1, 2003. The provisions of FIN 46 require that the Company immediately disclose certain information if it is reasonably possible that the Company will be required to consolidate or disclose variable

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest entities when FIN 46 becomes effective. Based on its preliminary analysis and assessment, the Company has determined that it does not hold any variable interests as of December 31, 2002.

EITF No. 00-21

      In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. While the Company will continue to evaluate the requirements of EITF Issue No. 00-21, management does not currently believe adoption will have a significant impact on its accounting for multiple element arrangements as such arrangements will generally continue to be accounted for pursuant to AICPA Statement of Position 97-2, Software Revenue Recognition, and related pronouncements.

Note 2:     Business Combination

      On February 18, 2000, the Company acquired privately held PakNetX Corporation (PakNetX), an eBusiness software provider based in Salem, New Hampshire. The transaction enabled the Company to integrate multimedia-over-IP technology into its flagship customer relationship portal software and strengthen the Company’s CRM market position. The transaction was accounted for as a purchase and resulted in a one-time charge of approximately $5 million related to in-process technology in the quarter ended March 31, 2000. The Company initially paid approximately $55 million in cash for all the outstanding common and preferred shares and warrants of PakNetX. In addition, the Company assumed the existing PakNetX stock option plan and converted PakNetX stock options into options to purchase approximately 160,000 shares of the Company’s common stock with a fair value of approximately $10 million and incurred transaction costs of approximately $2 million. The historical operations of PakNetX are not material to the financial position or results of operations of the Company.

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired including purchased in-process technology are summarized as follows (in thousands):

Total purchase price:

Total cash consideration	$54,948
Value of options assumed	10,422
Transaction costs	1,850

$67,220

		Amortization
Purchase price allocation:		period (years)

Tangible assets	$301
Intangible assets:
Developed and core technology	41,466	7
Assembled workforce	567	4
Testing tools	518	4
Goodwill	34,018	7
In-process technology	5,018	Expensed
Tangible liabilities	(1,790)
Deferred tax liabilities	(12,878)

	$67,220

      As noted above, the Company recorded a one-time charge of approximately $5 million in the first quarter of 2000 for purchased in-process technology that had not reached technological feasibility and had no alternative future use. The purchased in-process technology related to the development of Version 4.0 of PakNetX’s integrated contact center solution that had not reached technological feasibility, and therefore successful development was uncertain. During 2000, some components of this technology were incorporated into Company’s products. The development of the remaining components was completed in 2001 and incorporated into additional Company’s products. During 2001 and 2000, the Company incurred $5 million and $4 million, respectively, in the development of this technology.

      During 2002, the Company identified indicators of impairment of acquired assets relating to this acquisition. These indicators included the deterioration in the business climate, recent changes in strategic plans and revised future net cash flows of the acquired technology. As a result, the Company recorded an impairment charge of $26 million in cost of revenues to fully write-off the remaining balance of acquired technology.

Note 3:     Investments

      Short-term investments in marketable debt securities at December 31 consist of the following (in thousands):

	2002

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Corporate notes and bonds	$42,213	$448	$(5)	$$42,656
Government obligations	37,040	353	—	37,393

Total	$79,253	$801	$(5)	$80,049

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Corporate notes and bonds	$40,187	$731	$(62)	$40,856
Government obligations	21,414	315	—	21,729

Total	$61,601	$1,046	$(62)	$62,585

      The maturity of short-term investments in marketable debt securities at December 31, 2002, was as follows (in thousands):

	Market Value

	Within	One to
	One Year	Three Years

Corporate notes and bonds	$3,277	$39,379
Government obligations	2,239	35,154

Total	$5,516	$74,533

      In 2002, 2001 and 2000, the Company recorded realized gains of $2 million, $2 million and $20 million, and realized losses of $9 million, $2 million and zero, respectively.

Note 4:     Fair Value of Financial Instruments

      The following summary disclosures are made in accordance with the provisions of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, which requires the disclosure of fair value information about both on-and off-balance sheet financial instruments where it is practicable to estimate the value. Fair value is defined in SFAS No. 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

      Amounts as of December 31 consist of (in thousands):

	2002		2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$66,051	$66,051	$72,564	$72,564
Short-term investments	80,049	80,049	62,585	62,585
Other investments in equity securities	150	150	9,009	9,009
Liabilities:
Borrowings	48,429	48,429	43,641	43,641
Convertible subordinated debentures	124,983	125,000	183,577	137,000

      As of December 31, 2002 and 2001, the estimated fair values of outstanding forward foreign exchange contracts were $500,000 and $80,000, respectively. As of December 31, 2002 and 2001, outstanding forward foreign exchange contracts were primarily for Euros, British pounds and Australian dollars. The Company has not entered into any other material financial derivative instruments.

      The fair value of short-term investments, convertible subordinated debentures and forward foreign exchange contracts is based on quoted market prices. The Company determined the fair value of borrowings by calculating the present value of estimated future cash outflows using a current incremental rate of

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowing for a similar liability. The Company determined the fair value of investments in equity securities by using quoted market prices of similar securities, since the quoted market price was not available for the underlying equity securities.

Note 5:     Inventories

      Inventories as of December 31 consist of (in thousands):

	2002	2001

Raw materials	$4,643	$8,492
Work in progress	31	2,173
Finished goods	2,165	1,379

Total	$6,839	$12,044

Note 6:     Other Current Assets

      Other current assets as of December 31 consist of (in thousands):

	2002	2001

Prepaid expenses	$8,821	$10,412
Other receivables	1,963	4,304
Deferred tax assets	—	3,944
Restricted cash	2,880	4,700

Total	$13,664	$23,360

Note 7:     Property and Equipment

      Property and equipment as of December 31 consist of (in thousands):

	2002	2001

Land	$3,914	$3,914
Buildings and improvements	45,709	42,606
Computer and development equipment	139,923	143,327
Field spares	23,124	21,745
Office equipment	36,670	36,461
Leasehold improvements	23,264	21,881
Construction in progress	32	3,591

Total	272,636	273,525
Accumulated depreciation and amortization	(186,108)	(162,206)

Property and equipment, net	$86,528	$111,319

      In 2001, the Company completed the construction of its new building and as of December 31, 2001, the cost of the building included approximately $800,000 of capitalized interest costs relating to the construction.

      As of December 31, 2002 and 2001, the Company has $2 million of computers and equipment acquired under capital lease arrangements with related accumulated amortization of $1.4 million and $800,000, respectively.

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8:     Intangible Assets

      Intangible assets, excluding goodwill, consist of (in thousands):

	December 31, 2002				December 31, 2001

	Weighted
	Average	Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Existing technology acquired	9	$17,018	$12,197	$4,821	$87,319	$36,463	$50,856
Intellectual property acquired	7	21,573	16,604	$4,969	21,573	13,298	8,275
Customer relationships and sales channels	5	—	—	—	7,685	5,585	2,100

Total intangible assets		$38,591	$28,801	$9,790	$116,577	$55,346	$61,231

      During the third quarter of 2002, the Company identified indicators of impairment of acquired assets relating to previous acquisitions. These indicators included the deterioration in the business outlook, recent changes in strategic plans and revised future net cash flow for certain acquired intangible assets. Therefore, the Company compared these future net cash flows to the respective carrying amounts attributable to the acquired intangible assets and determined that an impairment existed. As a result, during the third quarter of 2002, the Company recorded a total impairment charge of $39 million. Of this charge, $38 million related to acquired technology and was recorded within cost of revenues, while approximately $1 million related to customer base and sales channels acquired and was recorded within selling, general and administrative expenses. Amortization expense of intangible assets including those for which an impairment charge was taken, except goodwill and assembled workforce was $13 million, $17 million and $17 million for 2002, 2001 and 2000, respectively. The amortization expense related to the intangible assets written off during the third quarter of 2002 was $8 million, $12 million and $11 million for 2002, 2001 and 2000, respectively. In January 2002, the Company determined that there was no longer any further use of certain acquired intangible assets for research and development purposes. Therefore, from January 2002, the Company started recording the amortization of acquired intangible assets to cost of revenues, while prior to January 2002, the Company recorded the amortization to research and development costs. The estimated amortization for each of the three fiscal years subsequent to December 31, 2002, is as follows (in thousands):

Estimated
Amortization
Year ended December 31	expense

2003	$4,567
2004	2,914
2005	2,309

Total	$9,790

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9:     Other Accrued Liabilities

      Other accrued liabilities as of December 31 consist of (in thousands):

	2002	2001

Accrued sales and use taxes	$7,290	$6,986
Accrued restructuring	11,326	16,835
Accrued income taxes	10,256	10,520
Other accrued liabilities	38,498	36,037

Total	$67,370	$70,378

Note 10:     Loans to officers and employees

      Principal plus accrued interest due from current employees totaled approximately $140,000 and $675,000 as of December 31, 2002 and 2001, respectively and were included within other current assets. Interest rates on these loans are 6.0%. These loans plus accrued interest are subject to specific terms and conditions for forgiveness or repayment. In the event of employment termination, the outstanding loan balance and the imputed interest will be payable to the Company.

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

      As of December 31, 2002 and December 31, 2001, debt issuance costs of approximately $357,000 and $2 million, respectively, net of amortization of approximately $4 million and $3 million, respectively, are included in other assets in the consolidated balance sheets and are being amortized over five years. In 2002, the Company paid $60 million to repurchase convertible subordinated debentures in the open market, resulting in a gain on extinguishment of debt of approximately $7 million, which was recorded in other income (expense). These repurchases reduced the principal amount of the convertible debentures due at maturity from $490 million to $314 million. If the Company had to convert the remaining debentures to equity on August 10, 2003, at the then accreted value of approximately $130 million using the ending stock price on December 31, 2002, of $2.84 per share, the Company would issue an additional 45.6 million common shares. The book value of these zero coupon convertible subordinated debentures as of December 31, 2002, closely approximated the fair market value of approximately $125 million (See Note 22).

Note 12:     Lines of Credit and Borrowings

      On August 9, 2002, the Company entered into a Credit Agreement with Comerica Bank-California as administrative agent and CIT Business Credit as collateral agent which provides the Company with a $25 million revolving loan facility and a $25 million senior secured term loan. The revolver has a three-year term and is secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the revolver include a Eurocurrency Rate and a Base Rate plus the applicable margins adjusted on a

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarterly basis. Availability under the revolver also includes up to $5 million in the aggregated in stand-by letters of credit. At December 31, 2002, the Company had $0 outstanding under the revolver and has utilized $1 million in letters of credit. The term loan has a four-year term. The term loan is also secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the term loan include a Eurocurrency Rate and Base Rate plus applicable margins. As of December 31, 2002, the Company had $23 million outstanding under the term loan with the applicable interest rate of 4.79%.

      In the event that the Company terminates either facility prior to the maturity date, the lenders will receive a prepayment penalty fee from the Company. Mandatory prepayment of the facilities is required from 100% of permitted asset sales, 100% of the proceeds from future debt issuances and 50% of the proceeds from future equity issuances, excluding the proceeds from the Series B convertible preferred stock issuance described in Note 22. The facilities can be used for working capital, general corporate purposes and to repurchase the Company’s outstanding convertible subordinated debt. The Credit Agreement includes customary representations and warranties and covenants. The financial covenants include unrestricted cash, liquidity ratio, fixed charge coverage ratio, tangible net worth and earnings before interest expense, income taxes, depreciation and amortization (EBITDA). The Company was in compliance with all related covenants and restrictions as of December 31, 2002.

      In October 2001, the Company entered into a 5-year loan with Fremont Bank in the amount of $25 million which bears interest at an initial rate of 8% which is then re-measured semi-annually beginning May 2002 at the rate of LIBOR +3.75% subject to a floor of 8% and a ceiling of 14%. The loan is secured by a security interest in the Company owned buildings in San Jose. Borrowings are payable in equal monthly installments including interest computed on a 20-year amortization schedule until November 1, 2006, at which time the outstanding loan balance will become payable. As of December 31, 2002 and 2001, the Company had $24 million and $23 million outstanding, respectively, under this loan. The bank also required that the Company supply a $3 million letter of credit, which is recorded as restricted cash on the balance sheet as of December 31, 2002 and 2001.

      In June 2001, the Company obtained a secured line of credit with a US commercial bank in the amount of $20 million, which bore interest at the Company’s choice of either the bank’s prime rate or LIBOR. The Company also obtained a secured equipment line of $5 million with the same bank, which bore interest at Company’s choice of either the bank’s prime rate or LIBOR +2%. Both credit facilities were secured by a general lien on all Company assets, excluding real property. Borrowings under the $20 million line of credit were available for one year from the date of the agreement. Borrowings under the equipment line were available through December 2001, at which time all borrowings there under became term notes, which were payable in equal monthly installments, including interest, over three years. As of December 31, 2002 and 2001, the Company had zero and $15 million, respectively, outstanding under the credit facility and zero and $5 million, respectively, outstanding under the equipment line.

      In addition to the line of credit, the Company has two outstanding bank guarantees with a European bank which are required for daily operations such as payroll, import/export duties and facilities. As of December 31, 2002 and 2001, $3 million and $5 million, respectively, is recorded as restricted cash on the balance sheet related to these bank guarantees.

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum payments under the lines of credit and of borrowings as of December 31, 2002 are as follows (in thousands):

2003	$6,811
2004	7,872
2005	28,868
2006	4,314

Total payments	$47,865

Note 13:     Commitments

      The Company leases its facilities and certain equipment under non-cancelable capital and operating leases. Future minimum lease payments under such capital and operating leases and the present value of minimum lease payments under capital leases (net of idle facilities and sublease rental income that were provided under a restructuring reserve — see Note 18) as of December 31, 2002 are as follows (in thousands):

	Capital	Operating

2003	$409	$14,362
2004	152	11,690
2005	51	10,974
2006	—	7,989
2007	—	5,190
2008 and thereafter	—	50,379

Future minimum lease payments	612	$100,584

Amounts representing interest	(48)

Present value of future minimum lease payments	564
Current portion	(375)

Capital lease obligations, net of current portion	$189

      Rent expense incurred under the operating leases was approximately $11 million, $15 million, and $11 million in 2002, 2001, and 2000, respectively. Rent expense under the facilities leases is recognized on a straight-line basis over the term of the lease. In addition, the Company recorded sublease rental income of $1 million each year for 2002, 2001 and 2000.

      As of December 31, 2002, the Company had $14 million of non-cancelable purchase commitments payable within 2003 and $6 million payable within 2 years ($3 million in 2003, $3 million in 2004) under a patent license agreement and $47 million payable within 4 years ($14 million in 2003, $14 million in 2004, $14 million in 2005, $5 million in 2006) under outsourced information technology agreements.

Note 14:     Shareholders’ Equity

Stock Option Plans

      Under the Company’s stock option plans, incentive and non-qualified stock options may be granted to employees, consultants, officers, and directors. All options are granted at fair market value. Options granted to non-directors vest and become exercisable as determined by the Compensation Committee of the Board of Directors (generally over one to four years) and typically expire seven to ten years after the date of grant.

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options granted to outside directors vest and become exercisable over four years and expire ten years after the date of grant.

      A summary of stock option activity follows:

	Number of	Weighted-Average
	Shares	Exercise Price

Outstanding as of January 1, 2000 (3,009,237 stock options exercisable at a weighted average exercise price of $14.87)	10,425,478	$14.28
Granted	7,085,476	28.36
Canceled	(2,181,687)	22.07
Exercised	(2,425,939)	13.63

Outstanding as of December 31, 2000 (4,576,691 stock options exercisable at a weighted average exercise price of $14.18)	12,903,328	20.82
Granted	7,101,150	4.90
Canceled	(9,307,526)	22.25
Exercised	(285,062)	4.97

Outstanding as of December 31, 2001 (4,151,876 stock options exercisable at a weighted average exercise price of $10.73)	10,411,890	9.10
Granted	6,329,232	3.69
Canceled	(3,582,716)	7.57
Exercised	(160,972)	2.95

Outstanding as of December 31, 2002.	12,997,434	$6.96

      The following table summarizes information about stock options outstanding as of December 31, 2002:

		Weighted Average
		Remaining
Range of	Number	Contractual Life	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price

$ 0.80 - $ 2.96	4,526,711	7.83	$2.45	2,032,526	$2.90
3.14 - 6.18	4,439,670	9.05	4.58	305,904	5.50
6.20 - 8.84	1,509.843	6.86	7.68	1,054,634	7.91
9.00 - 13.94	1,177,208	7.02	11.69	799,219	11.99
14.06 - 21.94	868,781	6.11	17.77	686,908	17.81
22.56 - 32.66	210,071	6.95	30.36	144,554	30.21
35.88 - 47.00	253,500	6.97	44.05	175,705	44.37
51.93 - 62.44	11,650	7.17	61.54	8,059	61.50

$ 0.80 - $62.44	12,997,434	7.91	$6.96	5,207,509	$9.68

      As of December 31, 2002, 3,914,253 shares were available for future grant under the Company’s stock option plans.

2001 Stock Option Exchange Program

      In April 2001, the Company’s Board of Directors approved the 2001 Stock Option Exchange Program. Under this program, eligible employees could elect, by June 19, 2001, to exchange their existing options for new options to purchase the same number of shares of the Company’s common stock, but with a grant date of

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      At the expiration date of this program, June 19, 2001, the Company accepted for exchange options to purchase 4,327,897 shares of common stock, representing approximately 48% of the options that were eligible to be tendered. Upon the terms and subject to the conditions of the program, the Company granted new options to purchase an aggregate of 3,446,311 shares of the Company’s common stock on December 20, 2001.

Stock Repurchase Program

      In August 2000, the Company’s Board of Directors approved a stock repurchase program to acquire up to 5 million shares of its common stock. The Company repurchased 1,350,000 shares in 2000 at a weighted average acquisition price of $18.56 per share. All shares repurchased have been retired. No additional shares were repurchased in 2002 or 2001.

Shareholder Rights Plan

      On May 11, 1999, the Company’s Board of Directors declared a dividend of one preferred share purchase right (Right) for each outstanding share of common stock, $0.01 par value, of the Company. The dividend was payable on May 26, 1999 to shareholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one thousandth of a share of Series A Participating Preferred Stock, $0.01 par value, of the Company, subject to adjustment, at a price of $80.00 per one-thousandth of a share, subject to adjustment. The rights are not exercisable until ten days after a person or group announces acquisition of 15% or more of the Company’s common stock or tenders such an offer. The rights expire on May 11, 2009. The description and terms of the Rights are set forth in a Preferred Shares Rights Agreement dated December 12, 2001 by and between the Company and EquiServe Trust Company, N.A., as amended, (the “Rights Agreement”).

      On November 14, 2002, the Company further amended its Rights Agreement to exclude the purchaser of the Company’s Series B convertible preferred stock from the definition of an Acquiring Person under the Rights Agreement, but only with respect to the purchase and beneficial ownership of Series B convertible preferred stock and other equity securities representing up to 34.9% of the issued and outstanding Common Stock of the Company, as adjusted from time to time for any adjustments to the conversion price of Series B convertible preferred stock into Common Stock of the Company and any repurchase by the Company of its capital stock (See Note 22).

Employee Stock Purchase Plan

      In 1990, the Board of Directors established the 1990 Employee Stock Purchase Plan, under which 8,250,000 common shares are currently authorized for sale to qualified employees through payroll withholdings at a price equal to 85% of the lower of the fair market value as of the beginning or end of each 6-month offering period. Shares purchased were 963,363, 524,639 and, 435,093 at weighted average exercise prices of

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.12, $8.44 and $12.67 in 2002, 2001 and 2000, respectively. As of December 31, 2002, 4,896,983 shares had been issued under this plan.

Shares Reserved for Issuance

      As of December 31, 2002, the Company had reserved shares of common stock for issuance as follows:

Stock option plans	16,911,687
Stock purchase plans	3,353,017
Other stock plans	13,710

20,278,414

Restricted Stock Issuance

      In July 2000, the Company’s Board of Directors amended the 1996 Employee Stock Option Plan and granted 165,000 shares of restricted stock to specific employees. If an employee terminates before the third anniversary of the grant date, that employee’s restricted common shares are subject to forfeiture. As of December 31, 2002, 59,050 shares were forfeited. The Company recorded a deferred stock compensation charge of approximately $3 million for the fair value of the common shares on the issuance date and amortizes the amount, net of forfeitures, over the three-year vesting period on a straight line basis. Amortization expense for 2002, 2001 and 2000 was $553,000, $635,000 and $391,000, respectively.

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

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant (estimated on the date of grant) was estimated using the Black-Scholes model with the following assumptions:

	Year ended December 31,

	2002	2001	2000

Employee Stock Options
Expected life from grant date (in years)	3	3	3
Expected stock volatility	112%	104%	88%
Risk-free interest rate	3%	4%	6%
Dividend yield	—	—	—
Weighted-average fair value	$2.50	$3.96	$23.10
Employee Stock Purchase Plan
Expected life from grant date (in years)	0.5	0.5	0.5
Expected stock volatility	124%	117%	122%
Risk-free interest rate	3%	4%	5%
Dividend yield	—	—	—
Weighted-average fair value	$0.96	$3.75	$15.45

Note 15:     Employee Benefit Plan

      Qualified employees are eligible to participate in the Company’s 401(k) tax-deferred savings plan. Participants may contribute up to 17% of their eligible earnings (up to a maximum contribution of $11,000 in 2002) to this plan, for which the Company, at the discretion of the Board of Directors and within certain limitations, may make matching contributions and discretionary contributions. The Company temporarily suspended matching contributions in 2002. Contributions made by the Company to the plan were approximately $1 million in 2001 and $3 million in 2000.

Note 16:     Income Taxes

      Income tax benefits (provisions) for the years ended December 31 consist of (in thousands):

	2002	2001	2000

Current:
Federal	$28,379	$2,879	$(10,909)
State	(92)	660	(1,247)
Foreign	(858)	959	(2,171)

Subtotal	27,429	4,498	(14,327)
Deferred:
Federal	—	—	(4,605)
State	—	—	6,242

Subtotal	—	—	1,637

Total	$27,429	$4,498	$(12,690)

      During the first quarter of 2002, there was a change in the tax law that increased the years to which the Company could carry back its 2001 tax loss from two to five years, resulting in a tax refund and tax benefit of $27 million.

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Loss before income taxes and cumulative effect of change in accounting principle for the years ended December 31 consists of (in thousands):

	2002	2001	2000

Domestic	$(96,328)	$(127,793)	$(15,853)
Foreign, net	12,031	(32,955)	(8,745)

Total	$(84,297)	$(160,748)	$(24,598)

      A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of income (loss) before income taxes for the years ended December 31 is as follows:

	2002	2001	2000

Tax at statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes—net of federal effect	(3.0)	(3.0)	(4.0)
Goodwill amortization	0	2.9	16.6
Research and development tax credits	(0.3)	(2.0)	(8.9)
Tax-exempt investment income	—	(0.3)	(2.8)
Foreign sales corporation	—	—	(2.8)
Foreign losses for which no benefit may be realized	—	4.4	11.7
Purchased in-process technology	—	—	7.9
Change in valuation allowance	9.9	33.0	68.4
Goodwill write-down	14.4	—	—
Write-off of other intangible assets	14.5	—	—
Tax refund as a result of change in tax law	(20.9)	—	—
Other	0.2	(2.8)	0.5

Total	(20.2)%	(2.8)%	51.6%

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carry forwards and tax credits. Significant components of the Company’s deferred income tax assets and liabilities as of December 31 were as follows (in thousands):

	2002	2001

Deferred tax assets:
Accruals deductible in different periods	$25,446	$22,346
Deferred revenue	267	1,501
Depreciation and amortization	7,257	8,484
Net operating loss and tax credit carryovers of Aspect and subsidiaries	48,204	49,836
Net operating loss and tax credit carryovers of purchased companies	—	8,973
Costs capitalized for state tax purposes	2,838	2,810
Other deferred tax assets	—	90

Total deferred tax assets	$84,012	$94,040

Deferred tax liabilities:
Unrealized gains on investments	$(311)	$(385)
Purchased intangibles	(57)	(18,387)

Total deferred tax liabilities	$(368)	$(18,772)

Net deferred tax asset before valuation allowance	$83,644	$75,268
Valuation allowance	$(83,644)	$(75,268)

Net deferred tax asset (liability)	$—	$—

      The Company records a valuation allowance to reduce the carrying amounts of deferred tax assets, if it is more likely than not, that such assets will not be realized. As of December 31, 2002, approximately $4 million of the Company’s total deferred tax assets related to net operating losses resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses will be accounted for as a credit to shareholders’ equity rather than as a reduction of the income tax provision.

      As of December 31, 2002, the Company had approximately $91 million of federal net operating losses, which will expire beginning in 2020. The Company had approximately $38 million of California net operating losses that will expire beginning in 2011. The net operating losses related to foreign jurisdictions amounted to approximately $10 million.

      As of December 31, 2002, the Company had approximately $8 million of available Federal Research and Development Credits, which expire beginning in 2019; $800,000 of Minimum Tax Credit, which may be carried forward indefinitely; $3 million of available California Research and Development Credits, which may be carried forward indefinitely; and $500,000 of California Manufacturer’s Investment Credits, which expire beginning in 2006.

      As of December 31, 2002, the Company had approximately $23 million of federal net operating losses and $1 million of tax credit carryovers from its acquisitions, which were accounted for under the purchase method of accounting. The amount of the net operating losses and tax credits relating to these acquisitions that can be utilized in any given year to reduce certain future taxable income may be limited. The net operating losses and tax credit carryovers from these acquisitions will begin expiring in 2004.

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17:     Loss Per Share

      Basic and diluted loss per share for the years ended December 31 are calculated as follows (in thousands, except per share amounts):

	2002	2001	2000

Weighted average shares outstanding	52,631	51,660	51,318
Restricted common stock	(112)	(130)	(152)

Shares used in calculation, basic and diluted	52,519	51,530	51,166

Net loss before cumulative effect of change in accounting principle	(56,868)	(156, 250)	(37,288)
Cumulative effect of change in accounting principle	(51,431)	—	—
Net loss	$(108,299)	$(156,250)	$(37,288)
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(1.08)	$(3.03)	$(0.73)

Cumulative effect of change in accounting principle	$(0.98)	$—	$—

Basic and diluted net loss per share	$(2.06)	$(3.03)	$(0.73)

      The Company had approximately 13 million, 10 million and 13 million common stock options outstanding for the periods ended December 31, 2002, 2001 and 2000, respectively, which could potentially dilute basic earnings per share in the future. Additionally, the Company had 105,950 shares of restricted common stock outstanding as of December 31, 2002. These options, shares and restricted stock were excluded from the computation of diluted earnings per share because inclusion of these shares would have had an anti-dilutive effect, as the Company had a net loss for the period.

      As of December 31, 2002, the Company determined that the convertible subordinated debentures will be settled in cash before or on August 10, 2003, which is the put date. Therefore, the Company used $47.08 as the conversion price to determine the dilution effect of convertible debentures. Based on the conversion price of $47.08, the Company had 3 million shares of common stock issuable upon conversion of the convertible debentures. The Company used the stock price of $3.88 and $8.05 as of the last trading day of 2001 and 2000, respectively, to determine the dilution effect of convertible debentures assuming the Company will issue shares of common stock in the event the holders of the debentures exercised the put right. Based on this assumption, the dilution effect was 47 million and 21 million as of December 31, 2001 and 2000, respectively. These shares were not included in the calculation of diluted earnings per share for any of the periods presented because inclusion would have been anti-dilutive.

Note 18:     Segment, Geographic, and Customer Information

      Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company’s operations are reported in two operating segments, which are product and services. All financial segment information required by SFAS No. 131 can be found in the consolidated financial statements. For geographical reporting, revenues are attributed to the geographic location in which customers are invoiced and revenue is recognized. Long-lived assets consist of property and equipment and are attributed to the geographic location in which they are located. No single customer accounted for 10% or more of net revenues or accounts receivable in 2002, 2001 and 2000.

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following presents net revenues for the years ended December 31, 2002, 2001 and 2000; and property and equipment as of December 31, 2002, 2001 and 2000, by geographic area (in thousands):

	2002	2001	2000

Net revenues:
United States	$289,625	$341,830	$476,562
United Kingdom	43,500	40,543	57,714
Other International (<10%)	142,546	129,238	144,030
Eliminations	(79,610)	(65,838)	(89,000)

Total consolidated	$396,061	$445,773	$589,306

Long-lived assets (property and equipment):
United States	$79,577	$101,375	$91,250
United Kingdom	4,479	7,092	13,413
Other International (<10%)	3,577	3,893	5,294
Eliminations	(1,105)	(1,041)	(1,668)

Total consolidated	$86,528	$111,319	$108,289

Note 19:     Restructuring Charges

      In fiscal years 2002 and 2001, the Company reduced its workforce by 22% and 28%, respectively, and consolidated selected facilities in its continuing effort to better optimize operations. These activities resulted in restructuring charges of $22 million and $44 million in 2002 and 2001, respectively. As of December 31, 2002, the total restructuring accrual was $21 million, of which, $11 million was a short-term liability and $10 million was a long-term liability. As of December 31, 2001, the total restructuring accrual was $30 million, of which, $17 million was a short-term liability and $13 million was a long-term liability. Components of the restructuring accrual as of December 31, 2002 and 2001 were as follows (in thousands):

		Consolidation	Other
	Severance and	of Facilities	Restructuring
	Outplacement	Costs	Costs	Total

2001 provisions	$12,854	$22,628	$733	$36,215
2001 adjustments	(1,269)	9,525	(489)	7,767
2001 property write-downs	—	(3,091)	—	(3,091)
2001 payments	(9,428)	(1,555)	(143)	(11,126)

Balance at December 31, 2001	$2,157	$27,507	$101	$29,765

2002 provisions	7,120	1,744	—	8,864
2002 adjustments	(534)	14,074	—	13,540
2002 property write-downs	—	(1,744)	—	(1,744)
2002 payments	(7,459)	(21,622)	—	(29,081)

Balance at December 31, 2002	$1,284	$19,959	$101	$21,344

      Severance and outplacement costs are related to the termination of 1,147 employees (153 in February 2001, 304 in June 2001, 283 in October 2001, 393 in July 2002, and 14 in December 2002). Employee separation costs include severance and other related benefits. Functions impacted by the restructuring included sales and sales infrastructure, support services, manufacturing, marketing, research and development, and corporate functions. As of December 31, 2002, the Company had made $17 million in severance payments

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and reduced the accrual by $292,000 for the February 2001 provision, $985,000 for the June 2001 provision and $534,000 for the October 2001 provision based on changes in estimates. The remaining balance relates primarily to the July 2002 and December 2002 provisions and will be paid by the end of 2003.

      Consolidation of facilities costs includes rent of unoccupied facilities and write-offs of abandoned internal use software assets. As of December 31, 2002, the Company had paid approximately $23 million in expenses and had written down $5 million in property. The remaining accrual balance will be paid over the next seven years. The Company also increased the reserve for the February 2001 provision by $6 million, the June 2001 provision by $4 million, and the October 2001 provision by $14 million based on the changes in the Company’s estimates mainly due to the legal settlement relating to certain facilities leased in the United Kingdom (see Note 20).

      Other restructuring costs primarily include legal expenses in connection with subleasing of facilities and employee consultation matters. The Company expects the remaining expenses to be paid by the end of the second quarter of 2003. The Company reduced the accrual by $421,000 for the February 2001 provision and $68,000 for the June 2001 provision as part of the October 2001 provision due to changes in the Company’s estimates.

Note 20:     Legal Proceedings

      The Company is subject to various legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results or financial condition.

      The Company was involved in an arbitration proceeding in the United Kingdom relating to a dispute between the Company and Universities Superannuation Scheme Limited (USS) regarding an Agreement to Lease between the Company and USS executed June 2000 pursuant to which the Company leased certain facilities from USS. Pursuant to a court order issued on November 28, 2002, the Company paid $15 million to USS. On January 6, 2003, the Company and USS executed the Deed of Settlement (the “Settlement”) terminating the Agreement to Lease.

Note 21:     Restatements of Financial Statements

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

      As a result, the accompanying consolidated financial statements for the years ended December 31, 2001 and 2000 have been restated from amounts originally reported in the Company’s 2001 Form 10-K filed on March 28, 2002. The restatement was reflected in the Company’s 2001 Form 10-K/A as filed on November 14, 2002.

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the significant effects of the restatement is as follows (in thousands, except per share amounts):

	Years ended December 31,

	2001		2000

	As Originally	As Restated in	As Originally	As Restated in
	Reported	2001 Form 10-K/A	Reported	2001 Form 10-K/A

Net revenues:
Services	$265,563	$261,948	$255,951	$254,736
Total net revenues	449,388	445,773	590,521	589,306
Gross Margin	210,728	207,113	306,296	305,081
Operating expenses:
Selling, general and administrative	224,408	224,532	235,390	235,457
Total operating expenses	364,362	364,486	349,835	349,902
Loss from operations	(153,634)	(157,373)	(43,539)	(44,821)
Interest and other expense	(11,406)	(12,090)	(10,339)	(11,024)
Loss before income taxes	(156,325)	(160,748)	(22,631)	(24,598)
Net loss	$(151,827)	$(156,250)	$(35,321)	$(37,288)
Basic and diluted net loss per share	$(2.95)	$(3.03)	$(0.69)	$(0.73)

	December 31, 2001

	As Originally	As Restated in
	Reported	2001 Form 10-K/A

Accounts receivable, net	$83,762	$79,463
Allowance for doubtful accounts	6,567	5,987
Total current assets	254,315	250,016
Property and equipment, net	112,090	111,319
Other assets	20,651	18,334
Total assets	502,425	495,038
Other accrued liabilities	70,292	70,378
Total current liabilities	142,823	142,909
Retained earnings (accumulated deficit)	(59,554)	(67,027)
Total shareholders’ equity	132,967	125,494
Total liabilities and shareholders’ equity	$502,425	$495,038

Note 22:     Subsequent Events

      On January 31, 2003, the Company paid $6 million to repurchase convertible subordinated debentures in the open market. The Company’s carrying value of these securities at the date of repurchase was $6 million. This purchase reduced the face value of the convertible subordinated debentures from $315 million to $300 million and the accreted value from $125 million to $119 million.

      On January 21, 2003, the Company and Vista Equity Fund II, L.P. (“Vista”) closed a private placement for the sale of $50 million of the Company’s Series B convertible preferred stock. The shares of Series B

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

convertible preferred stock were sold for $1,000 per share and the holders of the 50,000 outstanding shares of Series B convertible preferred stock are entitled to vote (on an as-converted basis) on all matters subject to a stockholder vote. On most issues, the holders of Series B preferred stock and common stock vote together as a single class, however, the holders of Series B convertible preferred stock have veto rights with respective to certain Company actions. The actions which require the affirmative vote of the holders of a majority of the outstanding shares of Series B convertible preferred stock are fully described Company’s Certificate of Determination of Rights Preferences and Privileges of Series B Convertible Preferred Stock. The shares of Series B convertible preferred stock are initially convertible into 22.2 million shares of the Company’s common stock (subject to certain anti-dilution protection adjustments) and are mandatorily redeemable on January 21, 2013. The shares of Series B convertible preferred stock have a liquidation preference over the shares of common stock such that (i) upon any liquidation, dissolution or winding up of the Company, the holders of Series B convertible preferred stock receive payments equal to 100% of their investment amount, plus unpaid dividends prior to payments to the holders of common stock, or (ii) in the event of a change of control of the Company, the holders of Series B convertible preferred stock receive payments equal to 125% of their investment amount, plus unpaid dividends prior to payments to the holders of common stock (or, in each case, if greater, the amount they would have received had the Series B convertible preferred stock converted to common stock immediately prior to such liquidation or change of control).

      Per the private placement agreement, the Company is now obligated to accrue dividends on each share of the Series B convertible preferred stock, compounded on a daily basis at the rate of 10% per annum. The undeclared preferred stock dividends are forfeited in the event of conversion. In addition to dividends accrual, the Company will record accounting charges associated with the accretion of the 125% redemption premium and the amortization charge of the beneficial conversion feature. The redemption premium is calculated to be $18 million, which is the difference between the net proceeds of $45 million and the redemption value of $63 million. The beneficial conversion feature of $18 million is computed based on the difference between the conversion price of the preferred equity and the fair market value of the Company’s common stock on January 21, 2003. These amounts will be amortized using the net interest method.

      The sale and issuance of the Series B convertible preferred stock to Vista followed the approval of the transaction by the Company’s shareholders at the Special Meeting of Shareholders on January 21, 2003. Pursuant to Vista’s contractual rights, following the sale and issuance of the Series B convertible preferred stock, Vista elected two new members to Company’s Board of Directors. Additionally, the Company increased its authorized number of shares of common stock from 100 million to 200 million shares following approval of such action by the Company’s shareholders at the Special Meeting of Shareholders on January 21, 2003.

Selected Quarterly Financial Data (unaudited)

	Dec. 31	Sept. 30	June 30	Mar. 31

	(in thousands, except per share amounts)
2002 Quarters Ended
Net revenues	$96,944	$96,501	$98,095	$104,521
Gross margin	53,356	11,419	43,879	46,390
(% of net revenues)	55%	12%	45%	44%
Income (loss) from operations	8,935	(61,162)	(10,767)	(11,936)
Net income (loss)	$6,666	$(59,979)	$(14,303)	$(40,683)
(% of net revenues)	7%	(62)%	(15)%	(39)%
Basic and diluted earnings (loss) per share	$0.13	$(1.14)	$(0.27)	$(0.78)

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Dec. 31	Sept. 30	June 30	Mar. 31

	(in thousands, except per share amounts)
2001 Quarters Ended
Net revenues	$111,795	$108,409	$111,924	$113,645
Gross margin	51,658	51,385	52,263	51,807
(% of net revenues)	46%	47%	47%	46%
Loss from operations	(39,869)	(24,912)	(45,733)	(46,859)
Net loss	$(35,124)	$(26,191)	$(47,614)	$(47,321)
(% of net revenues)	(31)%	24%	(43)%	(42)%
Basic and diluted loss per share	$(0.68)	$(0.51)	$(0.92)	$(0.92)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

      On September 20, 2002, the Audit Committee dismissed the Company’s independent public accountants, Deloitte & Touche LLP and appointed the accounting firm of KPMG LLP as independent public accountants for the Company. During the prior two fiscal years and through the date of dismissal, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of such disagreements in connection with its reports. The reports of Deloitte & Touche LLP on the financial statements of the Company for the prior two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company had not consulted with KPMG LLP during the prior two fiscal years or through September 20, 2002 regarding either (i) the application of accounting principles to a specified transaction or transactions, either completed or proposed, or (ii) the type of audit opinion KPMG LLP might render on the Company’s financial statements.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the captions “Management”, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2002.

Executive Officers of the Company

      The following sets forth certain information with respect to the executive officers of the Company, and their ages as of March 27, 2003:

Name	Age	Position

Beatriz V. Infante	49	Chairman, President, and Chief Executive Officer
Gary A. Wetsel	57	Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer
Gary E. Barnett	49	Executive Vice President, Products, and Chief Technology Officer

      Executive officers serve at the election of the Board of Directors of the Company. There are no family relationships among any directors or executive officers of the Company.

      Ms. Infante has been employed by the Company since October 1998, and has served as an executive officer since that time. Ms. Infante currently holds the position of Chairman, President and Chief Executive Officer and has been a director of the Company since May 2000. She has served as Chairman of the Company’s Board of Directors since January 2001. Ms. Infante has previously served as Co-President and Executive Vice President — Products and Services at Aspect. Prior to joining the Company, Ms. Infante served as Senior Vice President, Application Server, Vice President — Open Systems Division and Vice President — Digital Products Division at Oracle Corporation, from January 1994 to October 1998. From 1992 to 1993, Ms. Infante was Director of Development at Taligent. Prior to that, she was co-founder of Momenta Corporation from 1989 to 1992, and served in various roles at Hewlett-Packard Corporation from 1977 to 1989.

      Mr. Wetsel has been employed by the Company since April 2002, and has served as an executive officer since that time. Mr. Wetsel currently holds the position of Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer. Prior to joining the Company, Mr. Wetsel served as Chief Financial Officer at Zhone Technologies, a telecommunications vendor, from 2000 to 2002. Before joining Zhone Technologies, Mr. Wetsel served as Chief Executive Officer of WarpSpeed Communications, from 1998 to 2000. Prior to joining WarpSpeed, Mr. Wetsel was Executive Vice President and Chief Operating Officer at Wyse Technology from 1996 to 1998. Earlier, from 1994 to 1996, Mr. Wetsel was President, Chief Executive Officer, and Director of Borland International. Prior to joining Borland, Mr. Wetsel was Chief Financial Officer at Octel Communications from 1990 to 1994.

      Mr. Barnett has been employed by the Company since October 1996 and has served as an executive officer since April 2000. Mr. Barnett currently holds the position of Executive Vice President, Products and Chief Technology Officer. He has previously served as Executive Vice President eCRM Applications, Senior Vice President eCRM Applications, Vice President, Portal & Enterprise Applications Division and Vice President Portal Software Division. Prior to joining the Company, Mr. Barnett served as President at Prospect Software, Inc. from August 1987 to October 1996.

      Rod Butters served as the Company’s Group President, World Wide Market Development, Sales & Services during the fiscal year ending December 31, 2002. Mr. Butters left the Company on March 7, 2003.

      Susanne O. Hereford served as the Company’s Vice President, General Counsel and Secretary for part of the year ended December 31, 2002. Ms. Hereford left the Company on October 14, 2002.

Item 11.     Executive Compensation

      The information required by this Item is incorporated by reference to the information under the caption “Executive Compensation” contained in the Registrant’s 2002 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in the Registrant’s 2002 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” contained in the Registrant’s 2002 Proxy Statement.

Item 14.     Controls and Procedures

      The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer within the 90-day period prior to the filing of this Annual Report on Form 10-K. Although the Company believes its pre-existing disclosure controls and procedures were adequate to enable it to comply with its disclosure obligations, as a result of such review, the Company implemented minor changes, primarily to formalize and document procedures already in place. The Company also established a disclosure committee, which consists of certain members of the Company’s senior management. The Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since the date of the evaluation of internal controls, no significant changes have been made that could significantly affect these controls.

PART IV

Item 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K

      (a) Documents filed as part of this report:

1. Financial Statements and Reports of KPMG LLP and Deloitte and Touche LLP

The financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

2. Financial Statement Schedule

All financial statement schedules have been omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto under Part II, Item 8 of this Form 10-K.

3. Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated April 1, 1998, among the Registrant, Venus Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, and Voicetek Corporation a Massachusetts corporation.(1)
3.1	Amended and Restated Articles of Incorporation of the Registrant.(2)
3.1a	Form of Certificate of Determination of Rights, Preference and Privileges of Series B Convertible Preferred Stock of Aspect Communications Corporation.(6)
3.2	Certificate of Determination of the Rights, Preferences and Privileges of the Series A Participating Preferred Stock, dated May 11, 1999.(3)
3.3	Bylaws of the Registrant, as amended to date.(2)
3.4	Certificate of Amendment to Registrant’s Articles of Incorporation dated September 24, 1999.(2)
4.1	Indenture, dated August 10, 1998, by and among the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee, including the form of Debenture.(4)
4.1a	Preferred Stock Purchase Agreement dated as of November 14, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(6)
4.1b	Amendment to the Preferred Stock Purchase Agreement dated as of November 22, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(7)
4.1c	Letter Agreement, dated as of January 21, 2003, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(8)
4.2	Form of Debenture (included in Exhibit 4.1).(4)
4.3	Registration Rights Agreement, dated August 10, 1998, by and among the Registrant, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation.(4)
4.4	Preferred Shares Rights Agreement dated May 11, 1999.(3)
10.1	Form of Registration Rights Agreement dated as of November 14, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(6)
10.2a	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective January 22, 1991.(5)
10.2b	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective May 20, 1993.(5)
10.3a	1989 Directors’ Stock Option Plan and forms of option agreements thereunder.(5)
10.3b	1998 Directors’ Stock Option Plan, as amended.(2)
10.4a	1990 Employee Stock Purchase Plan and form of subscription agreement thereunder, as amended, effective July 1, 1991.(2)
10.4b	1996 Employee Stock Option Plan, as amended.(2)
10.6	Form of Stock Bonus Agreement for the Registrant’s Newborn Stock Bonus Program.(5)
10.7	Form of Indemnification Agreement.(5)
10.39	Lease Agreement between the Registrant and Spieker Partners, dated October 1, 1990, as amended.(2)
10.39a	Amendment Number One to the Lease Agreement between the Registrant and Spieker Partners, dated October 1, 1990.(2)
10.39b	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated August 1, 1993.(2)
10.39c	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated October 1, 1993.(2)
10.39d	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P., dated July 12, 1995.(2)

Exhibit
Number	Description

10.39e	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P. dated July 12, 1995.(2)
10.55	Agreement of Purchase and Sale between the Registrant and Arrow Electronics, Inc., dated April 22, 1996.(2)
10.56	Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of January 1, 1998.(2)
10.58	Severance Agreement between the Registrant and Dennis L. Haar, dated November 11, 1998.(2)†
10.59	Severance Agreement between the Registrant and Robert A. Blatt, dated March 25, 1999.(2)†
10.62	Employment Agreement between the Registrant and Kathleen M. Cruz, dated March 1, 1999.(2)†
10.69	Employment Agreement between the Registrant and Eric J. Keller, dated May 15, 1999.(2)†
10.71	Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.(2)†
10.72	Employment Agreement between the Registrant and Beatriz V. Infante, dated February 16, 2000.(2)†
10.73	Promissory Note between the Registrant and Barry Wright, dated August 9, 1999.(2)†
10.74	Cash Bonus Agreement between the Registrant and Barry Wright, dated August 9, 1999.(2)†
10.75	Employment Agreement between the Registrant and Gary L. Smith, dated April 6, 2000.(2)†
10.76	Severance Agreement between the Registrant and William H. Delevati, dated April 3, 2000.(2)†
10.77	Severance Agreement between the Registrant and Barry Wright, dated April 4, 2000.(2)†
10.78	Employment Agreement between the Registrant and James R. Carreker, dated April 25, 2000.(2)†
10.79	Employment Agreement between the Registrant and Beatriz V. Infante, dated April 26, 2000.(2)†
10.80	Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.(2)†
10.82a	Employment Agreement between the Registrant and Donald P. Casey, dated January 30, 2001.(2)†
10.82b	Severance Agreement between the Registrant and Gary L. Smith, dated June 18, 2001.(2)†
10.83a	Board Agreement between the Registrant and David B. Wright, dated February 15, 2001.(2)†
10.83b	Comerica Bank Credit Agreement, dated June 19, 2001.(2)
10.84	Consulting Agreement between the Registrant and Barry Ariko, dated November 29, 2001(2)
10.85	Employment Agreement between the Registrant and Susanne O. Hereford, dated June 19, 2001(2)
10.86	Fremont Loan Agreement, dated September 28, 2001(2)
10.87	Amendments to the Comerica Bank Credit Agreement, dated November 13, 2001 and December 26, 2001(2)
10.91	Severance Agreement between the Registrant and Susanne O. Hereford, dated October 16, 2002.(2)†
10.92	Credit Agreement dated as of August 9, 2002 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent and certain other banks.(2)†
10.93	Employment Agreement between the Registrant and Gary Wetsel dated April 1, 2002.(2)†
10.94	Severance Agreement between the Registrant and Rod Butters dated March 3, 2003.†
10.95	Severance Agreement between the Registrant and Betsy Rafael dated March 29, 2002.(2)†
16.1	Deloitte & Touche letter dated September 25, 2002.(9)

Exhibit
Number	Description

21.1	Subsidiaries of the Registrant — Jurisdiction of Incorporation.(2)
23.1a	Independent Auditors’ Consent of KPMG LLP.
23.1b	Independent Auditors Consent of Deloitte & Touche LLP
24.1	Power of Attorney.
99.1	Beatriz V. Infante’s Certification pursuant to 18. U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
99.2	Gary A. Wetsel’s Certification pursuant to 18. U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Report on Form 8-K, dated May 11, 1998.

(2)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K’s or Form 10-Q’s or to the exhibits to the Registrant’s previously filed Form S-8’s.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed June 25, 1999.

(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 filed on December 21, 1998.

(5)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-33994), which became effective on April 30, 1990.

(6)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed November 20, 2002.

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed December 4, 2002.

(8)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed January 24, 2003.

(9)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed September 26, 2002.

†	Management compensatory plan, contract or arrangement.

      (b) Reports on Form 8-K

      The Company filed three reports on Form 8-K during the quarter ended December 31, 2002. Information regarding the items reported on is as follows:

Date	Item Reported On

November 20, 2002	Other Events — Company entered into a Preferred Stock Purchase Agreement with Vista Equity Fund II, L.P. for the sale, subject to certain conditions of $50 million of shares of the Company’s Series B convertible preferred stock. The Stock Purchase Agreement, Form of Registration Rights Agreement and Form of Certificate of Determination of Rights, Preferences and Privileges were included as exhibits to this Report on Form 8-K.
December 4, 2002	Other Events — Company entered into an Amendment to the Preferred Stock Purchase Agreement with Vista Equity Fund II, L.P.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 27, 2003, on its behalf by the undersigned, thereunto duly authorized.

ASPECT COMMUNICATIONS CORPORATION

By:	/s/ BEATRIZ V. INFANTE

_____________________________________
Beatriz V. Infante,
Chairman, President, and
Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally Beatriz V. Infante and Gary A. Wetsel, their attorneys in fact, each with the power of substitution, for their in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereunto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or her substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BEATRIZ V. INFANTE (Beatriz V. Infante)	Chairman, President, and, Chief Executive Officer (Principal Executive Officer)	March 27, 2003

/s/ GARY A. WETSEL (Gary A. Wetsel)	Executive Vice President Finance, Chief Financial Officer, and Chief Administrative Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ NORMAN A. FOGELSONG (Norman A. Fogelsong)	Director	March 27, 2003

/s/ DAVID B. WRIGHT (David B. Wright)	Director	March 27, 2003

/s/ JOHN W. PETH (John W. Peth)	Director	March 27, 2003

/s/ CHRISTOPHER B. PAISLEY (Christopher B. Paisley)	Director	March 27, 2003

Signature	Title	Date

/s/ DONALD P. CASEY (Donald P. Casey)	Director	March 27, 2003

/s/ BARRY M. ARIKO (Barry M. Ariko)	Director	March 27, 2003

/s/ ROBERT F. SMITH (Robert F. Smith)	Director	March 27, 2003

/s/ A. BARRY RAND (A. Barry Rand)	Director	March 27, 2003

CERTIFICATIONS

I, Beatriz V. Infante, certify that:

      1. I have reviewed this annual report on Form 10-K of Aspect Communications Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ BEATRIZ V. INFANTE

Beatriz V. Infante
Chairman, President, and Chief Executive Officer

I, Gary A. Wetsel, certify that:

      1. I have reviewed this annual report on Form 10-K of Aspect Communications Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ GARY A. WETSEL

Gary A. Wetsel
Executive Vice President, Finance,
Chief Financial Officer, and
Chief Administrative Officer

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated April 1, 1998, among the Registrant, Venus Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant, and Voicetek Corporation a Massachusetts corporation.(1)
3.1	Amended and Restated Articles of Incorporation of the Registrant.(2)
3.1a	Form of Certificate of Determination of Rights, Preference and Privileges of Series B Convertible Preferred Stock of Aspect Communications Corporation.(6)
3.2	Certificate of Determination of the Rights, Preferences and Privileges of the Series A Participating Preferred Stock, dated May 11, 1999.(3)
3.3	Bylaws of the Registrant, as amended to date.(2)
3.4	Certificate of Amendment to Registrant’s Articles of Incorporation dated September 24, 1999.(2)
4.1	Indenture, dated August 10, 1998, by and among the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee, including the form of Debenture.(4)
4.1a	Preferred Stock Purchase Agreement dated as of November 14, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(6)
4.1b	Amendment to the Preferred Stock Purchase Agreement dated as of November 22, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(7)
4.1c	Letter Agreement, dated as of January 21, 2003, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(8)
4.2	Form of Debenture (included in Exhibit 4.1).(4)
4.3	Registration Rights Agreement, dated August 10, 1998, by and among the Registrant, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation.(4)
4.4	Preferred Shares Rights Agreement dated May 11, 1999.(3)
10.1	Form of Registration Rights Agreement dated as of November 14, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(6)
10.2a	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective January 22, 1991.(5)
10.2b	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective May 20, 1993.(5)
10.3a	1989 Directors’ Stock Option Plan and forms of option agreements thereunder.(5)
10.3b	1998 Directors’ Stock Option Plan, as amended.(2)
10.4a	1990 Employee Stock Purchase Plan and form of subscription agreement thereunder, as amended, effective July 1, 1991.(2)
10.4b	1996 Employee Stock Option Plan, as amended.(2)
10.6	Form of Stock Bonus Agreement for the Registrant’s Newborn Stock Bonus Program.(5)
10.7	Form of Indemnification Agreement.(5)
10.39	Lease Agreement between the Registrant and Spieker Partners, dated October 1, 1990, as amended.(2)
10.39a	Amendment Number One to the Lease Agreement between the Registrant and Spieker Partners, dated October 1, 1990.(2)
10.39b	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated August 1, 1993.(2)
10.39c	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated October 1, 1993.(2)
10.39d	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P., dated July 12, 1995.(2)

Exhibit
Number	Description

10.39e	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P. dated July 12, 1995.(2)
10.55	Agreement of Purchase and Sale between the Registrant and Arrow Electronics, Inc., dated April 22, 1996.(2)
10.56	Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of January 1, 1998.(2)
10.58	Severance Agreement between the Registrant and Dennis L. Haar, dated November 11, 1998.(2)†
10.59	Severance Agreement between the Registrant and Robert A. Blatt, dated March 25, 1999.(2)†
10.62	Employment Agreement between the Registrant and Kathleen M. Cruz, dated March 1, 1999.(2)†
10.69	Employment Agreement between the Registrant and Eric J. Keller, dated May 15, 1999.(2)†
10.71	Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.(2)†
10.72	Employment Agreement between the Registrant and Beatriz V. Infante, dated February 16, 2000.(2)†
10.73	Promissory Note between the Registrant and Barry Wright, dated August 9, 1999.(2)†
10.74	Cash Bonus Agreement between the Registrant and Barry Wright, dated August 9, 1999.(2)†
10.75	Employment Agreement between the Registrant and Gary L. Smith, dated April 6, 2000.(2)†
10.76	Severance Agreement between the Registrant and William H. Delevati, dated April 3, 2000.(2)†
10.77	Severance Agreement between the Registrant and Barry Wright, dated April 4, 2000.(2)†
10.78	Employment Agreement between the Registrant and James R. Carreker, dated April 25, 2000.(2)†
10.79	Employment Agreement between the Registrant and Beatriz V. Infante, dated April 26, 2000.(2)†
10.80	Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.(2)†
10.82a	Employment Agreement between the Registrant and Donald P. Casey, dated January 30, 2001.(2)†
10.82b	Severance Agreement between the Registrant and Gary L. Smith, dated June 18, 2001.(2)†
10.83a	Board Agreement between the Registrant and David B. Wright, dated February 15, 2001.(2)†
10.83b	Comerica Bank Credit Agreement, dated June 19, 2001.(2)
10.84	Consulting Agreement between the Registrant and Barry Ariko, dated November 29, 2001(2)
10.85	Employment Agreement between the Registrant and Susanne O. Hereford, dated June 19, 2001(2)
10.86	Fremont Loan Agreement, dated September 28, 2001(2)
10.87	Amendments to the Comerica Bank Credit Agreement, dated November 13, 2001 and December 26, 2001(2)
10.91	Severance Agreement between the Registrant and Susanne O. Hereford, dated October 16, 2002.(2)†
10.92	Credit Agreement dated as of August 9, 2002 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent and certain other banks.(2)†
10.93	Employment Agreement between the Registrant and Gary Wetsel dated April 1, 2002.(2)†
10.94	Severance Agreement between the Registrant and Rod Butters dated March 3, 2003.†
10.95	Severance Agreement between the Registrant and Betsy Rafael dated March 29, 2002.(2)†
16.1	Deloitte & Touche letter dated September 25, 2002.(9)

Exhibit
Number	Description

21.1	Subsidiaries of the Registrant — Jurisdiction of Incorporation.(2)
23.1a	Independent Auditors’ Consent of KPMG LLP.
23.1b	Independent Auditors Consent of Deloitte & Touche LLP
24.1	Power of Attorney.
99.1	Beatriz V. Infante’s Certification pursuant to 18. U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
99.2	Gary A. Wetsel’s Certification pursuant to 18. U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Report on Form 8-K, dated May 11, 1998.

(2)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K’s or Form 10-Q’s or to the exhibits to the Registrant’s previously filed Form S-8’s.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed June 25, 1999.

(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 filed on December 21, 1998.

(5)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-33994), which became effective on April 30, 1990.

(6)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed November 20, 2002.

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed December 4, 2002.

(8)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed January 24, 2003.

(9)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed September 26, 2002.

†	Management compensatory plan, contract or arrangement.

      (b) Reports on Form 8-K