Form 10-Q
period 2003-03-31
ASPECT COMMUNICATIONS CORP
filed 2003-05-14
CIK 779390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 53,668,047 at April 30, 2003.

ASPECT COMMUNICATIONS CORPORATION

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts-unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$112,746	$66,051
Short-term investments	87,810	80,049
Accounts receivable, net	41,845	51,145
Inventories	9,907	6,839
Other current assets	15,294	13,664

Total current assets	267,602	217,748
Property and equipment, net	81,128	86,528
Intangible assets, net	8,518	9,790
Goodwill, net	2,707	2,707
Other assets	10,597	8,949

Total assets	$370,552	$325,722

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Convertible subordinated debentures	$121,178	$124,983
Short-term borrowings	7,020	7,186
Accounts payable	5,907	6,798
Accrued compensation and related benefits	15,707	16,051
Other accrued liabilities	59,515	67,370
Deferred revenues	41,631	30,220

Total current liabilities	250,958	252,608
Long term borrowings	39,500	41,243
Other long-term liabilities	9,945	10,174

Total liabilities	300,403	304,025
Redeemable convertible preferred stock	28,594	—
Shareholders’ equity:
Preferred stock, $.01 par value: 2,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value: 200,000,000 shares authorized, shares outstanding: 53,626,738 and 53,038,378 at March 31, 2003 and December 31, 2002, respectively	536	530
Additional paid-in-capital	215,032	197,747
Deferred stock compensation	(212)	(381)
Accumulated other comprehensive loss	(1,026)	(873)
Accumulated deficit	(172,775)	(175,326)

Total shareholders’ equity	41,555	21,697

Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$370,552	$325,722

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data-unaudited)

	Three months ended
	March 31,

	2003	2002

Net revenues:
License	$14,952	$22,939
Services	60,291	63,849
Hardware	9,165	17,733

Total net revenues	84,408	104,521

Cost of revenues:
Cost of license revenues	3,636	5,394
Cost of services revenues	27,024	34,203
Cost of hardware revenues	8,977	18,534

Total cost of revenues	39,637	58,131

Gross margin	44,771	46,390
Operating expenses:
Research and development	13,035	15,571
Selling, general and administrative	24,633	42,755

Total operating expenses	37,668	58,326

Income (loss) from operations	7,103	(11,936)
Interest income	917	1,022
Interest expense	(2,751)	(3,559)
Other income (expense)	68	2,302

Income (loss) before income taxes	5,337	(12,171)
Provision (benefit) for income taxes	1,247	(22,919)

Net income (loss) before cumulative effect of change in accounting principle	4,090	10,748
Cumulative effect of change in accounting principle	—	(51,431)

Net income (loss)	4,090	(40,683)
Accrued preferred stock dividend and accretion of redemption premium	(1,274)	—
Amortization of beneficial conversion feature	(265)	—

Net income (loss) attributable to common shareholders	$2,551	$(40,683)

Basic earnings per share before cumulative effect of change in accounting principle		$0.21
Cumulative effect of change in accounting principle		(0.99)

Basic earnings (loss) per share attributable to common shareholders	$0.05	$(0.78)

Diluted earnings per share before cumulative effect of change in accounting principle		$0.14
Cumulative effect of change in accounting principle		(0.51)

Diluted earnings (loss) per share attributable to common shareholders	$0.05	$(0.37)

Basic weighted average shares outstanding	53,315	52,065
Diluted weighted average shares outstanding	54,591	100,580

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands-unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$4,090	$(40,683)
Reconciliation of net income(loss) to cash provided by operating activities:
Depreciation	6,394	9,399
Amortization of intangible assets and stock-based compensation	1,390	4,301
Loss (gain) on extinguishment of debt	17	(2,077)
Non-cash interest expense on debentures	1,804	2,616
Cumulative effect of change in accounting principle	—	51,431
Deferred taxes	14	278
Changes in operating assets and liabilities:
Accounts receivable, net	9,734	(4,759)
Inventories	(2,998)	4,648
Other current assets and other assets	(3,285)	(23,898)
Accounts payable	203	6,783
Accrued compensation and related benefits	(377)	1,858
Other accrued liabilities	(9,835)	(4,434)
Deferred revenues	11,408	1,738

Cash provided by operating activities	18,559	7,201
Cash flows from investing activities:
Purchases of investments	(55,266)	(29,949)
Proceeds from sales and maturities of investments	47,468	22,337
Property and equipment purchases	(1,047)	(3,613)

Cash used in investing activities	(8,845)	(11,225)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	898	2,042
Proceeds from issuance of preferred stock, net	43,736	—
Payments on capital lease obligations	(179)	(185)
Proceeds from borrowings	—	2,000
Payments on borrowings	(1,730)	(576)
Payments on repurchase of convertible debentures	(5,612)	(10,126)

Cash provided by (used in) financing activities	37,113	(6,845)
Effect of exchange rate changes on cash and cash equivalents	(132)	108

Net increase (decrease) in cash and cash equivalents	46,695	(10,761)
Cash and cash equivalents:
Beginning of period	66,051	72,564

End of period	$112,746	$61,803

Supplemental disclosure of cash flow information:
Cash paid for interest	$764	$723
Cash paid for income taxes	$235	$—
Supplemental schedule of noncash investing and financing activities:
Accrued preferred stock dividend and amortization of redemption premium	$1,274	$—
Amortization of beneficial conversion feature	$265	$—

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

Note 1: Basis of Presentation

     The condensed consolidated financial statements include the accounts of Aspect Communications Corporation (Aspect or the Company) and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

Note 2: Stock Based Compensation

     At March 31, 2003, the Company has based its calculation on six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the company had applied the fair-value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended March 31,

	2003	2002

Net income (loss) attributable to common shareholders	$2,551	$(40,683)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,234)	(4,656)
Add back: Amortization of deferred stock compensation	118	134

Pro forma net income (loss) attributable to common shareholders	$435	$(45,205)

Basic earnings (loss) per share:
As reported	$0.05	$(0.78)
Pro forma	$0.01	$(0.87)
Diluted earnings (loss) per share:
As reported	$0.05	$(0.37)
Pro forma	$0.01	$(0.45)

Note 3: Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	March 31,	December 31,
	2003	2002

Raw materials	$8,146	$4,643
Work in progress	—	31
Finished goods	1,761	2,165

Total inventories	$9,907	$6,839

Note 4: Other Current Assets

     Other current assets consist of (in thousands):

	March 31,	December 31,
	2003	2002

Prepaid expenses	$10,477	$8,821
Restricted cash	2,772	2,880
Other receivables	2,045	1,963

Total other current assets	$15,294	$13,664

Note 5: Product Warranties

     The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, geographic location of its sale and other factors. The Company accrues for estimated product warranty claims based primarily on historical experience of actual warranty claims as well as current information on repair costs. The following table summarizes the activity related to the product warranty reserve for the three month period ended March 31, 2003 (in thousands):

Balance at December 31, 2002	$837
Additions	119
Deductions	(217)

Balance at March 31, 2003	$739

     The Company also indemnifies its customers against any claim that its products infringe any copyright, patent or trademark, or incorporate any misappropriated trade secrets. The Company has not been subject to any material infringement claims by customers in the past and does not have any significant claims pending as of March 31, 2003.

Note 6: Comprehensive Income (Loss)

     Comprehensive income (loss) for the three months ended March 31 is calculated as follows (in thousands):

	2003	2002

Net income (loss) attributable to common shareholders	$2,551	$(40,683)
Unrealized loss on investments, net	(22)	(436)
Accumulated translation adjustments, net	(131)	(4)

Total comprehensive income (loss)	$2,398	$(41,123)

Note 7: Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive impact, if any, of convertible subordinated debentures, redeemable convertible preferred stock, stock options and restricted cash awards. Basic and diluted earnings (loss) per share for the three months ended March 31 are calculated as follows (in thousands, except per share data):

	Three months ended March 31,

	2003	2002

Net income (loss) before cumulative effect of change in accounting principle	$4,090	$10,748

Net income (loss) attributable to common shareholders — basic	$2,551	$(40,683)
After tax interest and debt discount amortization on convertible subordinated debentures	—	2,835

Net income (loss) attributable to common shareholders — diluted	$2,551	$(37,848)

Weighted average shares outstanding	53,420	52,181
Weighted average shares of restricted common stock	(105)	(116)

Shares used in calculation, basic	53,315	52,065

Basic earnings before cumulative effect of change in accounting principle per share		$0.21

Cumulative effect of change in accounting principle		$(0.99)

Basic earnings (loss) per share attributable to common shareholders	$0.05	$(0.78)

Shares used in calculation, basic	53,315	52,065
Dilutive effect of weighted average shares of restricted common stock	105	116
Dilutive effect of options	1,171	815
Dilutive effect of convertible debt	—	47,584

Shares used in calculation, diluted	54,591	100,580

Diluted earnings before cumulative effect of change in accounting principle per share		$0.14

Cumulative effect of change in accounting principle		$(0.51)

Diluted earnings (loss) per share attributable to common shareholders	$0.05	$(0.37)

     The Company had approximately 13 million and 11 million common stock options outstanding as of March 31, 2003 and 2002, respectively, which could potentially dilute basic earnings per share. Additionally, the Company had 102,950 shares of restricted common stock outstanding at March 31, 2003.

     At March 31, 2002, the Company used $3.66 per share as the conversion price of the debt to determine the dilution effect of the convertible debentures on an as if converted basis. This assumed the Company would satisfy the debt using 100% common stock on the put date. The convertible subordinated debentures were included in the computation of diluted earnings per share for the three months ended March 31, 2002 because the computation was dilutive to the earnings per share before cumulative effect of change in accounting principle. As of December 31, 2002, the Company established a policy that the convertible subordinated debentures will be settled in cash, rather than common stock before or on August 10, 2003, which is the put date. Therefore, on an on-going basis, the Company uses $47.08 as the conversion price of the debt to determine the dilution effect of convertible debentures on an as if converted basis. Based on the conversion price of $47.08, the Company had 3 million shares of common stock issuable upon conversion of the convertible debentures. The dilutive effect of the convertible subordinated debentures was excluded from the computation of diluted earnings per share for the three months ended March 31, 2003 because the inclusion would have been anti-dilutive.

     The redeemable convertible preferred stock issued on January 21, 2003 are potentially convertible into 22.2 million shares of common stock, and were not included in the computation of diluted earnings per share because this inclusion would have been anti-dilutive.

Note 8: Restructuring Charge

     In fiscal years 2002 and 2001, the Company reduced its workforce by 22% and 28%, respectively, and consolidated selected facilities in its continuing effort to better optimize operations. As of March 31, 2003, the total restructuring accrual was $18 million, of which, $9 million was a short-term liability recorded in other accrued liabilities, and $9 million was a long-term liability. Components of the restructuring accrual were as follows (in thousands):

	Severance and Outplacement	Consolidation of Facilities Costs	Other Restructuring Costs	Total

2001 provisions	$12,854	$22,628	$733	$36,215
2001 adjustments	(1,269)	9,525	(489)	7,767
2001 property write-downs	—	(3,091)	—	(3,091)
2001 payments	(9,428)	(1,555)	(143)	(11,126)

Balance at December 31, 2001	$2,157	$27,507	$101	$29,765

2002 provisions	7,120	1,744	—	8,864
2002 adjustments	(534)	14,074	—	13,540
2002 property write-downs	—	(1,744)	—	(1,744)
2002 payments	(7,459)	(21,622)	—	(29,081)

Balance at December 31, 2002	$1,284	$19,959	$101	$21,344

2003 payments	(595)	(2,173)	(101)	(2,869)

Balance at March 31, 2003	$689	$17,786	$—	$18,475

     Severance and outplacement costs are related to the termination of employees in 2001 and 2002. Employee separation costs include severance and other related benefits. Functions impacted by the restructuring included sales and sales infrastructure, support services, manufacturing, marketing, research and development, and corporate functions. The remaining balance of $689,000 relates primarily to the July 2002 and December 2002 provisions and will be paid by the end of 2003.

     Consolidation of facilities costs includes rent of unoccupied facilities, net of expected sublease income, and write-offs of abandoned internal use software assets. The remaining accrual balance relates primarily to the June 2001 and October 2001 provisions and will be paid over the next seven years.

Note 9: Lines of Credit and Borrowings

     On August 9, 2002, the Company entered into a Credit Agreement with Comerica Bank-California as administrative agent and CIT Business Credit as collateral agent that provides the Company with a $25 million revolving loan facility and a $25 million senior secured term loan. The revolver has a three-year term and is secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the revolver include a Eurocurrency Rate and a Base Rate plus the applicable margins adjusted on a quarterly basis. Availability under the revolver also includes up to $5 million in the aggregated in stand-by letters of credit. At March 31, 2003, the Company had $0 outstanding under the revolver and has utilized $1 million in letters of credit. The term loan has a four-year term. The term loan is also secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the term loan include a Eurocurrency Rate and Base Rate plus applicable margins. As of March 31, 2003, the Company had $22 million outstanding under the term loan with the applicable interest rate of 4.39%.

     In the event that the Company terminates either facility prior to the maturity date, the lenders will receive a prepayment penalty fee from the Company. Proceeds from certain financing transactions are required to be used to prepay the credit facilities. Transactions that require 100% of the proceeds to be used to prepay the credit facilities include permitted asset sales and future debt issuances. In addition, 50% of the proceeds from future equity issuances, excluding the proceeds from the Series B convertible preferred stock issuance described in Note 10, must be used to prepay the credit facilities. The facilities can be used for working capital, general corporate purposes and to repurchase the Company’s outstanding convertible subordinated debt. The Credit Agreement includes customary representations and warranties and covenants. The financial covenants include unrestricted cash, liquidity ratio, fixed charge coverage ratio, tangible net worth and earnings before interest expense, income taxes, depreciation and amortization (EBITDA). During the first quarter of 2003, the Company signed Amendment No. 1 to the Credit Agreement. This amendment clarified the accounting for the redeemable convertible preferred stock in the covenant computations, revised the liquidity ratio and the tangible net worth covenant requirements, and gave bank consent for the repurchase of 100% of the convertible subordinated debentures with cash. The Company was in compliance with all related covenants and restrictions as of March 31, 2003.

     In October 2001, the Company entered into a 5-year loan with Fremont Bank in the amount of $25 million which bears interest at an initial rate of 8% which is then re-measured semi-annually beginning May 2002 at the rate of LIBOR + 3.75%

subject to a floor of 8% and a ceiling of 14%. The loan is secured by a security interest in the Company owned buildings in San Jose. Borrowings are payable in equal monthly installments including interest computed on a 20-year amortization schedule until November 1, 2006, at which time the outstanding loan balance will become payable. At March 31, 2003, the Company had $24 million outstanding under this loan. The bank also required that the Company supply a $3 million letter of credit, which is recorded as restricted cash in other assets on the balance sheet as of March 31, 2003.

     In addition to the line of credit, the Company has two outstanding bank guarantees with a European bank which are required for daily operations such as payroll, import/export duties and facilities. As of March 31, 2003, approximately $3 million is recorded as restricted cash in other current assets on the balance sheet related to these bank guarantees.

Note 10: Convertible Preferred Stock

     On January 21, 2003 the Company and Vista Equity Fund II, L.P. (“Vista”) closed a private placement for the sale of $50 million of the Company’s Series B convertible preferred stock. The shares of Series B convertible preferred stock were sold for $1,000 per share and the holders of the 50,000 outstanding shares of Series B convertible preferred stock are entitled to vote (on an as-converted basis) on all matters subject to a stockholder vote. On most issues, the holders of Series B preferred stock and common stock vote together as a single class; however, the holders of Series B convertible preferred stock have veto rights with respect to certain Company actions. The actions which require the affirmative vote of the holders of a majority of the outstanding shares of Series B convertible preferred stock are fully described in the Company’s Certificate of Determination of Rights Preferences and Privileges of Series B Convertible Preferred Stock. The shares of Series B convertible preferred stock are initially convertible into 22.2 million shares of the Company’s common stock (subject to certain anti-dilution protection adjustments) and are mandatorily redeemable on January 21, 2013. The shares of Series B convertible preferred stock have a liquidation preference over the shares of common stock such that (i) upon any liquidation, dissolution or winding up of the Company, the holders of Series B convertible preferred stock receive payments equal to 100% of their investment amount, plus unpaid dividends prior to payments to the holders of common stock, or (ii) in the event of a change of control of the Company, the holders of Series B convertible preferred stock receive payments equal to 125% of their investment amount, plus unpaid dividends prior to payments to the holders of common stock (or, in each case, if greater, the amount they would have received had the Series B convertible preferred stock converted to common stock immediately prior to such liquidation or change of control).

     Per the private placement agreement, the Company is now obligated to accrue dividends on each share of the Series B convertible preferred stock, compounded on a daily basis at the rate of 10% per annum. The undeclared preferred stock dividends are forfeited in the event of conversion. Accrued dividends were $982,000 for the three months ended March 31, 2003. In addition to dividend accrual, the Company is recording accounting charges associated with the accretion of the 125% redemption premium and the amortization of the beneficial conversion feature. The redemption premium of $18 million is calculated based on a redemption value of $63 million. Accretion of the redemption premium was $292,000 for the three months ended March 31, 2003. The beneficial conversion feature of $18 million is computed based on the difference between the conversion price of the preferred equity and the fair market value of the Company’s common stock on January 21, 2003. Amortization of the beneficial conversion feature was $265,000 for the three months ended March 31, 2003. These amounts are being amortized using the net interest method.

     The sale and issuance of the Series B convertible preferred stock to Vista followed the approval of the transaction by the Company’s shareholders at the Special Meeting of Shareholders on January 21, 2003. Pursuant to Vista’s contractual rights, following the sale and issuance of the Series B convertible preferred stock, Vista elected two new members to the Company’s Board of Directors. Additionally, the Company increased its authorized number of shares of common stock from 100 million to 200 million shares following approval of such action by the Company’s shareholders at the Special Meeting of Shareholders on January 21, 2003.

Note 11: Recent Accounting Pronouncements

     FIN No. 46

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the third quarter of fiscal 2003 to variable interest entities in which the Company may hold a variable interest that is acquired before February 1, 2003. The provisions of FIN 46 require that the Company disclose certain information if it is reasonably possible that the Company will be required to consolidate or disclose variable interest entities in all financial statements issued after January

31, 2003. Based on its preliminary analysis and assessment, the Company has determined that it does not hold any variable interests as of March 31, 2003.

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

Note 12: Segment Information

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis in the Company’s 2002 Annual Report on Form 10-K.

Forward-looking Statements

     The matters discussed in this report including, but not limited to, statements relating to (i) the Company’s anticipated gross margin levels; (ii) changes in anticipated spending levels in capital expenditures, research and development, selling, general and administrative expenses; and (iii) the adequacy of our financial resources to meet currently anticipated cash flow requirements for the next twelve months are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Forward-looking statements may be identified by phrases such as “we anticipate,” “are expected to,” and “on a forward-looking basis,” and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Specific factors that could cause actual earnings per share results to differ include a potentially prolonged period of generally poor economic conditions that could impact our customers’ purchasing decisions; the hiring and retention of key employees; changes in product line revenues; insufficient, excess, or obsolete inventory and variations in valuation; and foreign exchange rate fluctuations. For a discussion of these and other risks related to our business, see the section entitled “Business Environment and Risk Factors” below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

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

     Aspect has expertise in providing the software and hardware platforms that serve all customers, any place and through any wired or wireless media, by being able to connect them to the appropriate resource, functionality or application – even to those outside of the company. Aspect is a leader in building multi-channel contact centers that serve as the foundation of any successful Customer Relationship Management (CRM) strategy. With its mission-critical solution, Aspect offers a business communications platform today and a migration path that allows businesses to leverage their existing infrastructure as they move to the converged network of tomorrow.

Critical Accounting Policies

     Note 1 of the Notes to the Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of Company’s Consolidated Financial Statements.

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

     A key part of the Company’s overall strategy is to increase sales through indirect channels such as Value Added Resellers (VARs) and partnering with System Integrators (SIs) and Technology Alliances (TAs) on the direct sales efforts. In any sales transaction through a distributor or reseller, the Company recognizes revenue when the distributor or reseller sells to the end customer.

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

     Revenue reserves: An estimate of the revenue reserve for losses on receivables resulting from customer cancellations or terminations is recorded as a reduction in revenues at the time of the sale. The revenue reserve is estimated based on an analysis of the historical rate of cancellations or terminations of product and services arrangements. The accuracy of the estimate is dependent on the rate of future cancellations or terminations being consistent with the historical rate. If the rate of actual cancellations or terminations is greater than the historical rate, then the revenue reserve may not be sufficient to provide for actual losses. The revenue reserve was $7 million as of March 31, 2003.

     Allowance for doubtful accounts: The Company’s management must make estimates of the uncollectibility of accounts receivable. Management specifically analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $42 million, net of allowance for doubtful accounts of $8 million as of March 31, 2003.

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

     Significant management judgment is required in determination of the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has a valuation allowance of $84 million as of March 31, 2003, due to uncertainties related to the Company’s ability to utilize all of its deferred tax assets, primarily consisting of certain net operating losses carried forward and research tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

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

     Impairment of long-lived assets: The Company’s long-lived assets include property and equipment, long term investments, goodwill and other intangible assets. The fair value of the long-term investments is dependent on the performance of the companies in which the Company has invested, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments, the Company considers these factors as well as the forecasted financial performance of its investees. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During 2002, the Company recognized $9 million of impairment losses related to its long-term investments. As of March 31, 2003, the carrying value of the Company’s long-term investment was $150,000.

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

     The Company determined the fair value of its reporting units utilizing discounted cash flow models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated that an impairment might exist for the Company’s Products reporting unit. The Company then performed Step 2 under SFAS No. 142 during the second quarter of 2002 and compared the carrying amount of goodwill in the Products reporting unit to the implied fair value of the goodwill and determined that an impairment loss existed. This impairment is primarily attributable to the change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principle Board Opinion No. 17 Intangible Assets, to the fair value approach, which is stipulated in SFAS No. 142 and the requirement under SFAS No. 142 to evaluate goodwill impairment at the reporting unit level. A non-cash charge totaling $51 million was recorded as a change in accounting principle effective January 1, 2002, to write-off the goodwill related to the Products segment. The remaining recorded goodwill for the Services segment is $3 million as of March 31, 2003. In the first quarter of 2003, the Company evaluated its remaining goodwill per SFAS No. 142 requirements and found no impairment existed.

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

Results of Operations

     The following table sets forth statements of operations data for the three months ended March 31, 2003 and 2002 expressed as a percentage of total revenues:

	Three months ended
	March 31,

	2003	2002

Net revenues:
License	18%	22%
Services	71%	61%
Hardware	11%	17%

Total net revenues	100%	100%

Cost of revenues:
Cost of license revenues	4%	5%
Cost of services revenues	32%	33%
Cost of hardware revenues	11%	18%

Total cost of revenues	47%	56%

Gross margin	53%	44%

Operating expenses:
Research and development	15%	15%
Selling, general and administrative	30%	41%

Total operating expenses	45%	56%

Income (loss) from operations	8%	(12%)
Interest income	1%	1%

Interest expense	(3%)	(3%)

Other income (expense)	0%	2%

Loss before income taxes	6%	(12%)
Provision (benefit) for income taxes	1%	(22%)

Net income before cumulative effect of change in accounting principle	5%	10%
Cumulative effect of change in accounting principle	—	(49%)

Net income (loss)	5%	(39%)
Preferred stock dividend, accretion, and amortization	(2%)	—

Net income (loss) attributable to common shareholders	3%	(39%)

Revenues

     Net revenues decreased by 19% to $84 million in the first quarter of 2003, from $105 million in the corresponding period of 2002. The decrease primarily related to a decline in net product sales and associated support and consulting, resulting from unfavorable global economic conditions. The protracted economic and business uncertainty has led to reluctance by many of our customers to resume capital spending in 2003.

     Net revenues in the Americas, which include the United States, Canada, Mexico, and Latin America, decreased by 21% to $57 million in the first quarter of 2003, from $72 million in the corresponding period of 2002 and represented 68% and 69% of the Company’s total revenue, respectively. The slowdown in the U.S. economy, over-capacity, and related constraints on capital spending have led to lower capital spending in the telecommunications, financial, travel, retail, and government industries. Sales outside the Americas decreased by 16% to $27 million in the first quarter of 2003 from $33 million in the corresponding period of 2002. The decline in revenues outside the Americas was also due to a weakened economy.

     License revenues decreased by 35% to $15 million in the first quarter of 2003, from $23 million in the corresponding period of 2002. The decrease in license revenues was primarily due to a global economic downturn and business uncertainty resulting in an overall reduction in capital spending by customers.

     Services revenues decreased by 6% to $60 million in the first quarter of 2003, from $64 million in the corresponding period of 2002. Services revenues consist primarily of support and maintenance fees, installation of product consulting services, and education fees. The decrease in services revenues resulted primarily from lower consulting in the first quarter of 2003 as compared to the corresponding period of 2002 due to one large customer engagement in the first quarter of 2002.

     Hardware revenues decreased by 48% to $9 million in the first quarter of 2003 from $18 million in the corresponding period of 2002. The decrease in hardware revenues was primarily due to a weakened global economy and a declining demand for traditional call center solutions.

Gross Margin

     Gross margin on total revenues increased to 53% in the first quarter of 2003 from 44% in the corresponding period of 2002.

     Gross margin on license revenues remained flat at 76% in the first quarters of 2003 and 2002. Cost of license revenues include third party software royalties, product packaging, and documentation. Lower intangible asset amortization costs in the first quarter of 2003 as compared to the corresponding period in 2002, were offset by lower revenue volumes with fixed cost components. On a forward-looking basis, the Company expects overall license margins to rise slightly.

     Gross margin on services revenues increased to 55% in the first quarter of 2003 from 46% in the corresponding period of 2002. Cost of service revenues consist primarily of employee salaries and benefits, facilities, systems costs to support maintenance, consulting and education. The increase in services margin was primarily due a decrease in employee salaries and benefits as a result of workforce adjustments and other cost reduction activities implemented in 2002. On a forward-looking basis, the Company expects overall service margins to remain relatively flat.

     Gross margin on hardware revenues increased to 2% in the first quarter of 2003 from negative 5% in the corresponding period of 2002. Cost of hardware revenues include labor, materials, overhead, and other directly allocated costs involved in the manufacture and delivery of the products. The increase in hardware revenues was primarily due to the increased efficiencies gained from reducing headcount and outsourcing manufacturing activities to contract manufacturers. The negative margin in 2002 was primarily due to an increase in excess and obsolete inventory reserves resulting mainly from the Company’s transition to more standardized product lines. On a forward-looking basis, the Company expects hardware margins to increase.

Operating Expenses

     Research and development (“R&D”) expenses relate to the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities, systems costs, and consulting expenses. R&D expenses decreased by 16% to $13 million in the first quarter of 2003, from $16 million in the corresponding period of 2002 mainly due to the decrease in employee salaries and benefits as a result of workforce reductions, representing approximately 9% of its workforce, and a decrease in consulting expenses. As a percentage of net revenues, R&D expenses were 15% in the first quarters of 2003 and 2002. The Company anticipates, on a forward-looking basis, that R&D expenses will increase slightly in absolute dollars.

     Selling, general and administrative (“SG&A”) expenses consist primarily of employee salaries and benefits, commissions, facilities, systems costs and administrative support. SG&A decreased by 42% to $25 million in the first quarter of 2003, from $43 million in the corresponding period of 2002. The decrease was primarily due to a decrease in bad debt expense, as well as a decrease in headcount and sales support infrastructure, both of which resulted from workforce adjustments in 2002. The first quarter of 2002 included bad debt expense of $2 million compared to $3 million bad debt reserve release in the corresponding period of 2003. The release of bad debt reserves was the result of collection of aged receivables. SG&A expenses as a percentage of net revenues were 30% in the first quarter of 2003 and 41% in the corresponding period of 2002. On a forward-looking basis, the Company anticipates that SG&A expenses will increase substantially.

Interest and Other Income (Expense)

     Interest income represents, primarily, earnings on short-term investments. Interest income decreased minimally from the first quarter of 2002 as the result of lower rates of return.

     Interest expense decreased $1 million from $3 million for the three months ended March 31, 2003 compared to $4 million for the comparable period in 2002. Interest expense represents interest on the Company’s convertible subordinated debentures as well as interest resulting from additional short-term and long-term borrowings. The decrease in interest expense is due to fewer outstanding convertible subordinated debentures in the first quarter of 2003 as compared to the corresponding period in 2002.

     Net other income decreased $2 million from the first quarter of 2002 due to a gain on extinguishment of debt resulting from the repurchase of convertible subordinated debentures in the first quarter of 2002.

Provision (Benefit) for Income Taxes

     The Company recorded an income tax provision of $1.2 million for the first quarter of 2003 compared with a $23 million benefit for the corresponding period of 2002. Since the Company has a full valuation allowance against its deferred tax assets, the tax provision for the first quarter of 2003 is the result of current tax expense in foreign and state jurisdictions. The Company has sufficient federal net operating losses to offset current U.S. taxable income. The tax benefit for the first quarter of 2002 was due to a change in the tax law during the quarter that extended the net operating loss carryback period for federal income tax purposes from 2 years to 5 years for losses incurred in 2001 and 2002. As a result of the tax law change, the Company received a current tax benefit for the carryback of its tax loss incurred in 2001.

Liquidity and Capital Resources

     As of March 31, 2003, cash, cash equivalents, and short-term investments totaled $201 million, which represented 54% of total assets and the Company’s principal source of liquidity. In addition, the Company had restricted cash of $6 million related to certain bank guarantees and letter of credit agreements.

     The net cash provided by operating activities was $19 million for the first quarter of 2003, and $7 million in the corresponding period of 2002. The main contributors to the increase in net cash provided by operating activities in the first quarter of 2003 were improved profitability and improved cash collection of outstanding account receivable balances. Significant non-cash items contributing to the cash provided by operating activities were depreciation and amortization totaling $8 million and interest expense on convertible subordinated debentures of $2 million.

     The net cash used in investing activities was $9 million in the first quarter of 2003 compared to $11 million in the corresponding period of 2002. Net cash used in investing activities in the first quarter of 2003 related to net short-term investment purchases of $8 million, and property and equipment purchases of $1 million.

     The net cash provided by financing activities was $37 million in the first quarter of 2003 compared to $7 million net cash used in financing activities in the corresponding period of 2002. Net cash provided by financing activities in the first quarter of 2003 was due to the net proceeds of $44 million related to the issuance of Series B preferred stock and $1 million proceeds from issuance of common stock relating to the employee stock purchase plan and the exercise of employee stock options, offset by payments on borrowings of $2 million and the repurchase of convertible debentures of $6 million.

     The primary sources of cash during the first quarter of 2002 were operating activities of $7 million, proceeds from the issuance of common stock of $2 million and proceeds from borrowings of $2 million. The primary uses of cash during the first three months of 2002 were $10 million for the repurchase of convertible debentures, $8 million net purchases of short-term investments, and $4 million for the purchase of property and equipment.

     The Company incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. The book value of these zero coupon convertible subordinated debentures as of March 31, 2003 closely approximated the fair market value of $122 million. The face value of the convertible subordinated debentures was $300 million as of March 31, 2003. The convertible subordinated debentures can be put to the Company on August 10, 2003. The exercise of this put could require the Company to pay for the then accreted value of approximately $124 million in stock, cash or any combination thereof, at the Company’s discretion. If the put is exercised, the Company currently intends to redeem the convertible subordinated debentures with cash.

     On August 9, 2002, the Company entered into a Credit Agreement with Comerica Bank-California as administrative agent and CIT Business Credit as collateral agent that provides the Company with a $25 million revolving loan facility and a $25 million senior secured term loan. The revolver has a three-year term and is secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the revolver include a Eurocurrency Rate and a Base Rate plus the applicable margins adjusted on a quarterly basis. Availability under the revolver also includes up to $5 million in the aggregate in stand-by letters of credit. At March 31, 2003, the Company had $0 outstanding under the revolver and has utilized $1 million in letters of credit. The term loan has a four-year term. The term loan is also secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the term loan include a Eurocurrency Rate and Base Rate plus applicable margins. As of March 31, 2003, the Company had $22 million outstanding under the term loan with the applicable interest rate of 4.39%.

     In the event that the Company terminates either facility prior to the maturity date, the lenders will receive a prepayment penalty fee from the Company. Mandatory prepayment of the facilities is required from 100% of permitted asset sales, 100% of the proceeds from future debt issuances and 50% of the proceeds from future equity issuances, excluding the proceeds from the Series B convertible preferred stock issuance described in Note 10. The facilities can be used for working capital, general corporate purposes and to repurchase the Company’s outstanding convertible subordinated debt. The Credit Agreement includes customary representations and warranties and covenants. The financial covenants include unrestricted cash, liquidity ratio, fixed charge coverage ratio, tangible net worth and earnings before interest expense, income taxes, depreciation and amortization (EBITDA). The Company was in compliance with all related covenants and restrictions as of March 31, 2003.

     In October 2001, the Company entered into a 5-year loan with Fremont Bank in the amount of $25 million which bears interest at an initial rate of 8% which is then re-measured semi-annually beginning May 2002 at the rate of LIBOR + 3.75% subject to a floor of 8% and a ceiling of 14%. The loan is secured by a security interest in the Company owned buildings in San Jose. Borrowings are payable in equal monthly installments including interest computed on a 20-year amortization schedule until November 1, 2006, at which time the outstanding loan balance will become payable. At March 31, 2003, the Company had $24 million outstanding under this loan. The bank also required that the Company supply a $3 million letter of credit, which is recorded as restricted cash on the balance sheet as of March 31, 2003.

     In addition to the line of credit, the Company has two outstanding bank guarantees with a European bank that are required for daily operations such as payroll, import/export duties and facilities. As of March 31, 2003, approximately $3 million is recorded as restricted cash on the balance sheet related to these bank guarantees.

     On January 21, 2003, the Company entered into a Preferred Stock Purchase Agreement with Vista Equity Partners L.P. pursuant to which Vista agreed to purchase $50 million of the Company’s Series B convertible preferred stock, which represents approximately 30% of the Company’s outstanding shares on a fully diluted basis, assuming conversion at the initial conversion price. This equity entitles the holders to receive cumulative dividends, which accrue daily at 10% per annum. On or after the tenth anniversary of the closing, the Company will have an obligation to redeem each share of unconverted Series B convertible preferred stock for cash at a redemption price equal to 125% of the original purchase price plus accrued and unpaid dividends.

     The Company believes that cash, cash equivalents, and short-term investments will be sufficient to meet our operating cash needs for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company continually evaluates opportunities to improve its cash position by selling additional equity, debt securities, obtaining and re-negotiating credit facilities, and restructuring our long-term debt. The sale of additional equity or convertible debt securities could result in additional dilution to the Company’s stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might affect the Company’s liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Effect of Recent Accounting Pronouncements

     FIN No. 46

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the third quarter of fiscal 2003 to variable interest entities in which the Company may hold a variable interest that is acquired before February 1, 2003. The provisions of FIN 46 require that the Company disclose certain information if it is reasonably possible that the Company will be required to consolidate or disclose variable interest entities in all financial statements issued after January 31, 2003. Based on its preliminary analysis and assessment, the Company has determined that it does not hold any variable interests as of March 31, 2003.

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

Business Environment and Risk Factors

     The Overall Economic Climate Continues to Be Weak: Our products typically represent substantial capital commitments by customers, involving a potentially long sales cycle. As a result, customer purchase decisions may be significantly affected by a variety of factors including trends in capital spending for telecommunications and enterprise software, market competition, and the availability or announcement of alternative technologies. Continued weakness in global economic conditions has resulted in many of our customers delaying and/or reducing their capital spending decisions. If the economy continues to be weak, demand for the Company’s products could decrease resulting in lower revenues.

     The Convergence of Voice and Data Networks Creates a Technology Inflection Point in which Incumbent Vendors May Be Displaced: Historically, we have supplied the hardware, software, and associated support services for implementing call center solutions. Our approach to this convergence has been to provide migration and integration of existing telephony environments with networks in which voice traffic is routed through data networks. This integration is provided by a software infrastructure that requires enterprise-level selling and deployment of enterprise-wide solutions which integrate a company’s voice and data infrastructure. In order to effectively manage this industry transition, risks may include the following:

•	Changes in management and technical personnel;

•	Changes in sales and distribution models;

•	Inability to continue to sell into accounts where we have traditionally sold;

•	Modifications to the pricing and positioning of our products which could impact revenues and operating results;

•	Expanded or differing competition; and/or

•	An increased reliance on systems integrators to develop, deploy, and/or manage our applications.

     Our Product Revenues Are Dependent on Continued Innovation and Evolution of a Small Number of Product Lines: Historically, sales of a small number of our products accounted for a substantial portion of product revenues. Demand for our products could be adversely affected by not meeting customer specifications and/or by problems with system performance, system availability, installation or service delivery commitments, or market acceptance. We need to develop new products and to manage product transitions in order to succeed. If we fail to introduce new versions and releases of functional products in a timely manner, or enhancements to our existing products, customers may license competing products and we may suffer lost sales and could fail to achieve anticipated results. Our future operating results will depend on the demand for the product suite by future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to our products in performance or price, or if we fail to enhance our products or introduce new features and functionality in a timely manner, demand for our products may decline. New versions of our products may not be released on schedule or may contain defects when released.

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

     We Are Involved in Litigation: We are involved in litigation for a variety of matters. Any claim brought against us will likely have a financial impact, potentially affecting our common stock performance, generating costs associated with the disruption of business, and diverting management’s attention. In our industry, there has been extensive litigation regarding patents and other intellectual property rights, and we are periodically notified of such claims by third parties. We have been sued for alleged patent infringement. We expect that software product developers and providers of software in markets similar to our markets will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlap. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention, cause product delays and have an adverse effect on our revenues and operating results. If any of our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our products, which may not be available on terms acceptable to us or at all. Moreover, even if we negotiate license agreements with a third party, future disputes with such parties are possible. If we are unable to resolve an intellectual property dispute through a license, settlement, or successful litigation, we could be subject to damage assessments and be prevented from making, using, or selling certain products or services.

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

     Acts of Terrorism and War May Impact our Business: The threat of terrorist attacks, continued international violence and war in various locations around the world have increased uncertainty with the worldwide economic environment. Such uncertainty may impact our business in that customers may be less likely to make purchases under these circumstances. Additionally, should a future act of terrorism, war or violence occur, the impact on our sales and business is unknown.

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

We may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business and the market price of our common stock. Our revenue and operating results may fluctuate significantly because of a number of facts, many of which are outside of our control. Some of these factors include:

•	Product and price competition;

•	Our ability to develop and market new products and control costs;

•	Our ability to renew existing support/maintenance agreements in a timely fashion, if at all;

•	Timing of new product introductions and product enhancements;

•	Further deterioration and changes in domestic and foreign markets and economies;

•	Success in expanding our global services organization, direct sales force and indirect distribution channels;

•	Activities of and acquisitions by competitors;

•	Appropriate mix of products licensed and services sold;

•	Level of international transactions;

•	Delay or deferral of customer implementations of our products;

•	Size and timing of individual license transactions;

•	Length of our sales cycle; and/or

•	Performance by outsourced service providers, and the costs of the underlying contracts of these providers, that are critical to our operations.

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

     Our failure to grow and maintain our relationships with systems integrators or value-added resellers could impact our ability to market and implement our products and reduce future revenues: Failure to establish or maintain relationships with systems integrators or value-added resellers would significantly harm our ability to license our products. Systems integrators and value added resellers install and deploy our products, and perform custom integration of systems and applications. If these relationships fail, we will have to devote substantially more resources to the sales and marketing, implementation and support of our products than we would have had to otherwise.

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

Transaction Risks

     Acquisitions and Investments May Be Difficult and Disruptive: We have made a number of acquisitions and have made minority equity investments in other companies. Acquisitions or investments we make may experience significant fluctuations in market value or may result in significant write-offs or the issuance of additional equity or debt securities. These acquisitions and investments can, therefore, be costly and disruptive, and we may be unable to successfully integrate a new business or technology into our business. We may continue to make such acquisitions and investments, and there are a number of risks that future transactions could entail. These risks include:

•	Inability to successfully integrate or commercialize acquired technologies or otherwise realize anticipated synergies or economies of scale on a timely basis;

•	Diversion of management attention;

•	Adverse impact on our annual effective tax rate;

•	Dilution of existing equity holders;

•	Disruption of our ongoing business;

•	Inability to assimilate and/or retain key technical and managerial personnel for both companies;

•	Inability to establish and maintain uniform standards, controls, procedures, and processes;

•	Potential legal liability for pre-acquisition activities;

•	Permanent impairment of our equity investments;

•	Governmental, regulatory, or competitive responses to the proposed transactions; and/or

•	Impairment of relationships with employees, vendors, and/or customers including, in particular, acquired original equipment manufacturer and value-added reseller relationships.

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

     We Are Dependent on Third Parties: We have outsourced our manufacturing capabilities to third parties and are dependent upon those suppliers to execute the following activities on-time and to an extremely high level of quality: order component level materials; build, configure and test systems and subassemblies; and ship products to meet our customers delivery requirements. Failure to ship product on time or failure to meet our rigid quality standards would result in delays to customers, customer dissatisfaction or cancellation of customer orders.

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

     We also outsource our information technology activities to third parties. We rely heavily on these vendors to provide day-to-day support. We may experience disruption in our business if any of these vendors have difficulty meeting our requirements, or if we need to transition the activities to other vendors or ourselves, which could negatively affect our revenue and/or costs.

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

Financial/Capital Market Risks

     Our Debt and Debt Service Obligations Are Significant: At March 31, 2003 the book value of our zero coupon convertible subordinated debentures issued in August 1998, closely approximated the fair market value of approximately $122 million as compared to an accreted value or face value of $300 million. The convertible subordinated debentures can be put to the Company on August 10, 2003. The exercise of this put could require the Company to pay the then accreted value of approximately $124 million in stock, cash or any combination thereof, at the Company’s discretion. The Company currently intends to redeem the convertible subordinated debentures with cash at or before the put date.

     We entered into a credit agreement in August 2002, which provides the Company with a $25 million revolving loan facility and a $25 million senior secured term loan. We had $22 million outstanding under the term loan and $0 outstanding under the revolver and have utilized $1 million in letters of credit at March 31, 2003. We obtained a loan totaling $25 million in October 2001 secured by our buildings in San Jose. We had $24 million outstanding under the loan at March 31, 2003.

     These transactions have substantially increased our principal and interest obligations, and we currently expect the upcoming put rights of the convertible subordinated debentures to reduce our cash position substantially. Reducing our cash position could force us to forego using cash for other corporate purposes, or to forego other corporate opportunities of interest, that previously we might have exploited with a greater cash position. Additionally, the degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing or renew existing financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.

     We Are Exposed to Fluctuations in Foreign Currency Exchange Rates, Interest and Investment Income, and Debt Interest Rate Expense: We perform sensitivity analysis studies on portions of our foreign currency exchange rate exposure, and on our interest and investment income exposure to U.S. interest rates, both using a 10% threshold. Further, we evaluate the impact on the value of our zero coupon convertible subordinated debentures from a plus or minus 50-basis-point change and the effect this would have on our long-term debt. These exposures could impact our financial performance. For further details, you should refer to the full detailed discussion in the “Quantitative and Qualitative Disclosures About Market Risk” section.

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

     Our Private Placement Equity Financing Carries Inherent Risks Regarding Cash and Dilution: We entered into a Preferred Stock Purchase Agreement with Vista Equity Partners L.P. on January 21, 2003. Pursuant to this agreement, Vista agreed to purchase $50 million of our Series B convertible preferred stock which represents approximately 30% of our outstanding shares on a fully diluted basis, assuming conversion at the initial conversion price. This equity entitles the holders to receive cumulative dividends that accrue daily at 10% per annum. On or after the tenth anniversary of the closing, we will have an obligation to redeem each share of unconverted Series B convertible preferred stock for cash at a redemption price equal to 125% of the original purchase price plus accrued and unpaid dividends.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to the information appearing under the caption “Quantitative and Qualitative Disclosures About Market Risk” of the Registrant’s 2002 Annual Report on Form 10-K, which information is hereby incorporated by reference. The Company believes there were no material changes in the Company’s exposure to financial market risk during the first quarter of 2003.

Item 4. Controls and Procedures

     The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. Although the Company believes its pre-existing disclosure controls and procedures were adequate to enable it to comply with its disclosure obligations, the Company continues to implement minor changes primarily to formalize and document procedures already in place. The Company also has established a Disclosure Committee, which consists of certain members of the Company’s senior management. The Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since the date of the evaluation of internal controls, no significant changes have been made that could significantly affect these controls.

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

Item 2. Changes in Securities and Use of Proceeds

     On January 21, 2003 the Company and Vista closed a private placement for the sale of $50 million of the Company’s Series B convertible preferred stock. The shares of Series B convertible preferred stock were purchased for cash consideration. Because the transaction did not involve a public offering, the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act. The 50,000 outstanding shares of Series B convertible preferred stock are initially convertible (at the option of the holder) into 22.2 million shares of the Company’s common stock (subject to certain anti-dilution protection adjustments) and are mandatorily redeemable on January 21, 2013.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company submitted two matters to a vote of security holders at its Special Meeting of Shareholders on January 21, 2003. The first matter voted upon was the issuance and sale of $50 million of Series B convertible preferred stock in a private placement, which shares were initially convertible into 22.2 million shares of common stock. This matter was approved by the requisite vote of shareholders (26,481,555 votes in favor, 11,276,985 votes opposed, 12,159,146 broker non-votes, and 96,626 abstaining). The second matter voted upon by the shareholders was an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the authorized number of shares of common stock from 100 million shares to 200 million shares. The matter was approved by the requisite vote of shareholders (37,618,325 votes in favor, 12,286,280 votes opposed, 109,707 abstaining). Each of these two matters submitted to a vote of security holders is described more fully in the proxy statement distributed by the Company to its shareholders on December 9, 2002.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

10.96	Amendment No. 1 to the Credit Agreement dated as of March 27, 2003 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent.

99.1	Beatriz V. Infante’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Gary A. Wetsel’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K

     The Company filed one report on Form 8-K during the quarter ended March 31, 2003 as follows:

Date	Item Reported On

January 21, 2003	Item 5. On January 21, 2003 we announced that we had closed a private placement with Vista Equity Fund II, L.P. for the sale of $50,000,000 of the Company’s Series B Convertible Preferred Stock

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT COMMUNICATIONS CORPORATION

(Registrant)

By: /s/ GARY A. WETSEL Gary A. Wetsel Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer

Date: May 14, 2003

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Beatriz V. Infante Beatriz V. Infante Chairman, President, and Chief Executive Officer

I, Gary A. Wetsel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Aspect Communications Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/ Gary A. Wetsel Gary A. Wetsel Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer

EXHIBIT INDEX

10.96	Amendment No. 1 to the Credit Agreement dated as of March 27, 2003 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent.

99.1	Beatriz V. Infante’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Gary A. Wetsel’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002