Form 10-Q/A
period 2003-03-31
ASPECT COMMUNICATIONS CORP
filed 2003-08-08
CIK 779390

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

     Aspect Communications Corporation (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2003 to restate the condensed consolidated financial statements with respect to the following matters:

•	to correct the calculation of EPS to reflect guidance in EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” (“Topic D-95”) which requires that participating securities that are convertible into common stock must be included in the computation of basic EPS if the effect is dilutive. The Company’s redeemable participating convertible preferred stock is subject to the requirements of Topic D-95.

•	to record the effect of the Company’s adoption of SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), establishing a liability at fair value for the cost of refurbishing lease facilities at the end of the lease term, recording a corresponding increase to the carrying amount of the related leasehold improvements, and recognizing depreciation expense for prior periods and the current period, reflected as a cumulative effect of change in accounting principle and operating expense, respectively. Consistent with SFAS 143 requirements, these adjustments were made effective as of January 1, 2003.

     The effects of the restatement are presented in Note 2 to the condensed consolidated financial statements.

     The Company is amending only the following sections of the Quarterly Report on Form 10-Q:

     Part I, Item 1. Financial Statements

     Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This amendment does not otherwise update the disclosures set forth in such items originally filed and does not otherwise reflect events occurring after the original filing of the Quarterly Report on May 14, 2003.

ASPECT COMMUNICATIONS CORPORATION

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts-unaudited)

	March 31, 2003	December 31, 2002

	(As Restated, See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$112,746	$66,051
Short-term investments	87,810	80,049
Accounts receivable, net	41,845	51,145
Inventories	9,907	6,839
Other current assets	15,294	13,664

Total current assets	267,602	217,748
Property and equipment, net	81,712	86,528
Intangible assets, net	8,518	9,790
Goodwill, net	2,707	2,707
Other assets	10,597	8,949

Total assets	$371,136	$325,722

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Convertible subordinated debentures	$121,178	$124,983
Short-term borrowings	7,020	7,186
Accounts payable	5,907	6,798
Accrued compensation and related benefits	15,707	16,051
Other accrued liabilities	59,700	67,370
Deferred revenues	41,631	30,220

Total current liabilities	251,143	252,608
Long term borrowings	39,500	41,243
Other long-term liabilities	11,158	10,174

Total liabilities	301,801	304,025
Redeemable convertible preferred stock	28,594	—
Shareholders’ equity:
Preferred stock, $.01 par value: 2,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value: 200,000,000 shares authorized, shares outstanding: 53,626,738 and 53,038,378 at March 31, 2003 and December 31, 2002, respectively	536	530
Additional paid-in-capital	215,032	197,747
Deferred stock compensation	(212)	(381)
Accumulated other comprehensive loss	(1,026)	(873)
Accumulated deficit	(173,589)	(175,326)

Total shareholders’ equity	40,741	21,697

Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$371,136	$325,722

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data-unaudited)

	Three months ended
	March 31,

	2003	2002

	(As Restated, See Note 2)
Net revenues:
Software license	$14,952	$22,939
Hardware	9,165	17,733
Services:
Software license updates and product support	52,304	51,252
Professional services and education	7,987	12,597

Services	60,291	63,849

Total net revenues	84,408	104,521

Cost of revenues:
Cost of software license revenues	3,636	5,394
Cost of hardware revenues	8,977	18,534
Cost of services revenues	27,024	34,203

Total cost of revenues	39,637	58,131

Gross margin	44,771	46,390
Operating expenses:
Research and development	13,035	15,571
Selling, general and administrative	24,670	42,755

Total operating expenses	37,705	58,326

Income (loss) from operations	7,066	(11,936)
Interest income	917	1,022
Interest expense	(2,751)	(3,559)
Other income (expense)	68	2,302

Income (loss) before income taxes	5,300	(12,171)
Provision (benefit) for income taxes	1,247	(22,919)

Net income (loss) before cumulative effect of change in accounting principle	4,053	10,748
Cumulative effect of change in accounting principle	(777)	(51,431)

Net income (loss)	3,276	(40,683)
Accrued preferred stock dividend and accretion of redemption premium	(1,274)	—
Amortization of beneficial conversion feature	(265)	—

Net income (loss) attributable to common shareholders	$1,737	$(40,683)

Basic earnings per share before cumulative effect of change in accounting principle	$0.04	$0.21
Cumulative effect of change in accounting principle	(0.01)	(0.99)

Basic earnings (loss) per share attributable to common shareholders	$0.02	$(0.78)

Diluted earnings per share before cumulative effect of change in accounting principle	$0.04	$0.14
Cumulative effect of change in accounting principle	(0.01)	(0.51)

Diluted earnings (loss) per share attributable to common shareholders	$0.02	$(0.37)

Basic weighted average shares outstanding	53,315	52,065
Diluted weighted average shares outstanding	54,591	100,580

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands-unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(As Restated, See Note 2)
Cash flows from operating activities:
Net income (loss)	$3,276	$(40,683)
Reconciliation of net income(loss) to cash provided by operating activities:
Depreciation	6,431	9,399
Amortization of intangible assets and stock-based compensation	1,390	4,301
Loss (gain) on extinguishment of debt	17	(2,077)
Non-cash interest expense on debentures	1,804	2,616
Cumulative effect of change in accounting principle	777	51,431
Deferred taxes	14	278
Changes in operating assets and liabilities:
Accounts receivable, net	9,734	(4,759)
Inventories	(2,998)	4,648
Other current assets and other assets	(3,285)	(23,898)
Accounts payable	203	6,783
Accrued compensation and related benefits	(377)	1,858
Other accrued liabilities	(9,835)	(4,434)
Deferred revenues	11,408	1,738

Cash provided by operating activities	18,559	7,201
Cash flows from investing activities:
Purchases of investments	(55,266)	(29,949)
Proceeds from sales and maturities of investments	47,468	22,337
Property and equipment purchases	(1,047)	(3,613)

Cash used in investing activities	(8,845)	(11,225)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	898	2,042
Proceeds from issuance of preferred stock, net	43,736	—
Payments on capital lease obligations	(179)	(185)
Proceeds from borrowings	—	2,000
Payments on borrowings	(1,730)	(576)
Payments on repurchase of convertible debentures	(5,612)	(10,126)

Cash provided by (used in) financing activities	37,113	(6,845)
Effect of exchange rate changes on cash and cash equivalents	(132)	108

Net increase (decrease) in cash and cash equivalents	46,695	(10,761)
Cash and cash equivalents:
Beginning of period	66,051	72,564

End of period	$112,746	$61,803

Supplemental disclosure of cash flow information:
Cash paid for interest	$764	$723
Cash paid for income taxes	$235	$—
Supplemental schedule of noncash investing and financing activities:
Accrued preferred stock dividend and amortization of redemption premium	$1,274	$—
Amortization of beneficial conversion feature	$265	$—

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

Note 2: Restatement of Financial Statements

     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended March 31, 2003, the Company’s management determined it would amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 to restate the condensed consolidated financial statements with respect to the following matters:

•	to correct the calculation of EPS to reflect guidance in EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” (“Topic D-95”) which requires that participating securities that are convertible into common stock must be included in the computation of basic EPS if the effect is dilutive. The Company’s redeemable participating convertible preferred stock is subject to the requirements of Topic D-95.

•	to record the effect of the Company’s adoption of SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), establishing a liability at fair value for the cost of refurbishing lease facilities at the end of the lease term, recording a corresponding increase to the carrying amount of the related leasehold improvements, and recognizing depreciation expense for prior periods and the current period reflected as a cumulative effect of change in accounting principle and operating expense, respectively. Consistent with SFAS 143 requirements, these adjustments were made effective as of January 1, 2003.

     As a result, the accompanying condensed consolidated financial statements for the quarter ended March 31, 2003 have been restated from the amounts previously reported.

     A summary of the significant effects of the restatement is as follows (in thousands, except per share amounts):

	Three months ended March 31,

	2003		2002

	As Reported	As Restated	As Reported

Operating expenses:
Selling, general and administrative	$24,633	$24,670	$42,755
Total operating expenses	37,668	37,705	58,326
Income (loss) from operations	7,103	7,066	(11,936)
Income (loss) before income taxes	5,337	5,300	(12,171)
Net income before cumulative effect of change in accounting principle	4,090	4,053	10,748
Cumulative effect of change in accounting principle		(777)	(51,431)
Net income (loss)	4,090	3,276	(40,683)
Net income (loss) attributable to common shareholders	$2,551	$1,737	$(40,683)
Basic earnings per share before cumulative effect of change in accounting principle		$0.04	$0.21
Cumulative effect of change in accounting principle		(0.01)	(0.99)
Basic earnings (loss) per share attributable to common shareholders	$0.05	$0.02	$(0.78)
Diluted earnings (loss) per share before cumulative effect of change in accounting principle		$0.04	$0.14
Cumulative effect of change in accounting principle		(0.01)	(0.51)
Diluted earnings (loss) per share	$0.05	$0.02	$(0.37)

	March 31, 2003		December 31, 2002

	As Reported	As Restated	As Reported

Property and equipment, net	$81,128	$81,712	$86,528
Total assets	370,552	371,136	325,722
Other accrued liabilities	59,515	59,700	67,370
Total current liabilities	250,958	251,143	252,608
Other long-term liabilities	9,945	11,158	10,174
Total liabilities	300,403	301,801	304,025
Accumulated deficit	(172,775)	(173,589)	(175,326)
Total shareholders’ equity	41,555	40,741	21,697
Total liabilities and shareholders’ equity	370,552	371,136	325,722

Note 3: Stock Based Compensation

     At March 31, 2003, the Company had six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the company had applied the fair-value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended March 31,

	2003	2002

Net income (loss) attributable to common shareholders	$1,737	$(40,683)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,234)	(4,656)
Add back: Amortization of deferred stock compensation	118	134

Pro forma net loss attributable to common shareholders	$(379)	$(45,205)

Basic earnings (loss) per share attributable to common shareholders:
As reported	$0.02	$(0.78)
Pro forma	$(0.01)	$(0.87)
Diluted earnings (loss) per share attributable to common shareholders:
As reported	$0.02	$(0.37)
Pro forma	$(0.01)	$(0.45)

Note 4: Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	March 31,	December 31,
	2003	2002

Raw materials	$8,146	$4,643
Work in progress	—	31
Finished goods	1,761	2,165

Total inventories	$9,907	$6,839

Note 5: Other Current Assets

     Other current assets consist of (in thousands):

	March 31,	December 31,
	2003	2002

Prepaid expenses	$10,477	$8,821
Restricted cash	2,772	2,880
Other receivables	2,045	1,963

Total other current assets	$15,294	$13,664

Note 6: Product Warranties

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

Note 7: Comprehensive Income (Loss)

     Comprehensive income (loss) for the three months ended March 31 is calculated as follows (in thousands):

	2003	2002

Net income (loss) attributable to common shareholders	$1,737	$(40,683)
Unrealized loss on investments, net	(22)	(436)
Accumulated translation adjustments, net	(131)	(4)

Total comprehensive income (loss)	$1,584	$(41,123)

Note 8: Earnings (Loss) Per Share

     Basic earnings per common share (EPS) is generally calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. However, due to the Company’s issuance of redeemable convertible preferred stock (“Preferred Stock”) on January 21, 2003, which contains certain participation rights, EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share” (“Topic D-95”) requires those securities to be included in the computation of the basic EPS, if the effect is dilutive. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic EPS may be calculated using either the if-converted method or the two-class method. If the if-converted method is selected, the dilutive effect of the Preferred Stock’s participation rights on EPS cannot be less than the dilution that would result from the application of the two-class method of computing EPS. The Company has elected to use the two-class method in calculating basic EPS.

Basic earnings per share for the first quarter of 2003 are calculated using the two-class method as follows (in thousands, except per share data):

Basic EPS - Two-Class Method		EPS

Net income before cumulative effect of change in accounting principle	$4,053
Preferred Stock dividend accretion and amortization	(1,539)

Net income attributable to common shareholders before cumulative effect of change in accounting principle	$2,514
Amount allocable to common shareholders (1)	76%

Rights to undistributed income	$1,905	$0.0357

Cumulative effect of change in accounting principle	$(777)
Amount allocable to common shareholders (1)	76%

Rights to undistributed income	$(589)	$(0.0110)

Net income attributable to common shareholders	$1,737
Amount allocable to common shareholders (1)	76%

Rights to undistributed income	$1,316	$0.0247

Weighted average common shares outstanding	53,420
Weighted average shares of restricted common stock	(105)

Basic weighted average common shares outstanding	53,315

(1) Weighted average common shares outstanding	53,315
Weighted average additional common shares assuming conversion of Preferred Stock	17,037

Weighted average common equivalent shares assuming conversion of Preferred Stock	70,352

Amount allocable to common shareholders	76%

Diluted EPS

Net income attributable to common shareholders before cumulative effect of change in accounting principle	$2,514

Weighted average common shares outstanding	53,315
Dilutive effect of weighted average shares of restricted common stock	105
Dilutive effect of stock options	1,171

Diluted weighted average shares outstanding	54,591

Diluted earnings per share before cumulative effect of change in accounting principle	$0.0357

Cumulative effect of change in accounting principle	$(0.0110)

Diluted earnings per share attributable to common shareholders	$0.0247

     Diluted EPS cannot be greater than basic EPS. Therefore, reported diluted EPS and basic EPS for the first quarter of 2003 were the same. The diluted EPS calculation for the three months ended March 31, 2003 excluded shares issuable from the conversion of redeemable convertible preferred stock and convertible subordinated debentures, as the inclusion of these shares would have been anti-dilutive. The Company had approximately 13 million common stock options outstanding at March 31, 2003 that could potentially dilute basic EPS.

     For the quarter ended March 31, 2002, basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted EPS includes the dilutive impact of convertible subordinated debentures, stock options and restricted stock awards.

     Basic and diluted EPS for the three months ended March 31, 2002 are calculated as follows (in thousands, except per share data):

Net income before cumulative effect of change in accounting principle	$10,748

Net loss attributable to common shareholders — basic	$(40,683)
After tax interest and debt discount amortization on convertible subordinated debentures	2,835

Net loss attributable to common shareholders — diluted	$(37,848)

Weighted average shares outstanding	52,181
Weighted average shares of restricted common stock	(116)

Shares used in calculation, basic	52,065

Basic earnings per share before cumulative effect of change in accounting principle	$0.21

Cumulative effect of change in accounting principle	$(0.99)

Basic loss per share attributable to common shareholders	$(0.78)

Shares used in calculation, basic	52,065
Dilutive effect of weighted average shares of restricted common stock	116
Dilutive effect of options	815
Dilutive effect of convertible debt	47,584

Shares used in calculation, diluted	100,580

Diluted earnings before cumulative effect of change in accounting principle per share	$0.14

Cumulative effect of change in accounting principle	$(0.51)

Diluted loss per share attributable to common shareholders	$(0.37)

     The Company had approximately 11 million common stock options outstanding as of March 31, 2002, which could potentially dilute basic earnings per share.

     At March 31, 2002, the Company used $3.66 per share as the conversion price of the debt to determine the dilution effect of the convertible debentures on an as if converted basis. This assumed the Company would satisfy the debt using 100% common stock on the put date. The convertible subordinated debentures were included in the computation of diluted earnings per share for the three months ended March 31, 2002 because the computation was dilutive to the earnings per share before cumulative effect of change in accounting principle. As of December 31, 2002, the Company established a policy that the convertible subordinated debentures will be settled in cash, rather than common stock before or on August 10, 2003, which is the put date. Based on the respective conversion ratios, the Company had 2.7 million shares of common stock issuable upon conversion of the convertible debentures and 22.2 million shares of common stock issuable upon conversion of the redeemable convertible preferred stock at March 31, 2003.

Note 9: Restructuring Charge

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

Note 10: Lines of Credit and Borrowings

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

Note 11: Convertible Preferred Stock

     On January 21, 2003 the Company and Vista Equity Fund II, L.P. (“Vista”) closed a private placement for the sale of $50 million of the Company’s Series B convertible preferred stock. The shares of Series B convertible preferred stock were sold for $1,000 per share and the holders of the 50,000 outstanding shares of Series B convertible preferred stock are entitled to vote (on an as-converted basis) on all matters subject to a stockholder vote. On most issues, the holders of Series B preferred stock and common stock vote together as a single class; however, the holders of Series B convertible preferred stock have veto rights with respect to certain Company actions. The actions which require the affirmative vote of the holders of a majority of the outstanding shares of Series B convertible preferred stock are fully described in the Company’s Certificate of Determination of Rights, Preferences and Privileges of Series B Convertible Preferred Stock. The shares of Series B convertible preferred stock are initially convertible into 22.2 million shares of the Company’s common stock (subject to certain anti-dilution protection adjustments) and are mandatorily redeemable at 125% of their investing amount on January 21, 2013. The shares of Series B convertible preferred stock have a liquidation preference over the shares of common stock such that (i) upon any liquidation, dissolution or winding up of the Company, the holders of Series B convertible preferred stock receive payments equal to 100% of their investment amount, plus unpaid dividends prior to payments to the holders of common stock, or (ii) in the event of a change of control of the Company, the holders of Series B convertible preferred stock receive payments equal to 125% of their investment amount, plus unpaid dividends prior to payments to the holders of common stock (or, in each case, if greater, the amount they would have received had the Series B convertible preferred stock converted to common stock immediately prior to such liquidation or change of control). Additionally, in the event that the Company declares a dividend or distribution to the holders of common stock, the holders of Series B convertible preferred stock shall be entitled to equivalent participation on an as if converted basis in such dividend or distribution.

     Per the private placement agreement, the Company is now obligated to accrue dividends on each share of the Series B convertible preferred stock, compounded on a daily basis at the rate of 10% per annum. The undeclared preferred stock dividends are forfeited in the event of conversion. Accrued dividends were $982,000 for the three months ended March 31, 2003. In addition to dividend accrual, the Company is recording accounting charges associated with the accretion of the 125% redemption premium and the amortization of the beneficial conversion feature. The redemption premium of $18 million is calculated based on a redemption value of $63 million. Accretion of the redemption premium was $292,000 for the three months ended March 31, 2003. The beneficial conversion feature of $18 million is computed based on the difference between the conversion price of the preferred equity and the fair market value of the Company’s common stock on January 21, 2003. Amortization of the beneficial conversion feature was $265,000 for the three months ended March 31, 2003. These amounts are being accreted and amortized, respectively, using the net interest method.

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

Note 12. Accounting Change

     On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets.

     SFAS 143 requires the Company to recognize a liability for an asset retirement obligation in the period in which it is incurred, at its estimated fair value. The associated retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability is accreted through charges to operating expenses. If the asset retirement obligation is settled for other than the carrying amount of the liability, the Company will then recognize a gain or loss on settlement.

     With the adoption of SFAS 143, the Company recorded all asset retirement obligations, at estimated fair value, for which the Company has legal obligations. Essentially all of these asset retirement obligations related to the restoration and refurbishment of leasehold improvements for leased properties. This accounting change resulted in an increase in long-term assets of $0.5 million; an increase in long-term liabilities of $1.2 million and in short term liabilities of $0.2 million; and a cumulative effect of adoption that reduced shareholders’ equity and 2003 net earnings by $0.8 million. Additionally, SFAS 143 results in ongoing costs related to the depreciation of the assets and accretion of the liability. For the three months ended March 31, 2002, SFAS 143 related operating costs would have been immaterial and, therefore, proforma amounts are not presented on the Statement of Operations. The balance of the Company’s asset retirement obligation at March 31, 2003 was $1.4 million.

Note 13: Recent Accounting Pronouncements

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

Note 14: Segment Information

     Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company’s operations are reported in two operating segments, which are product and services. All financial segment information required by SFAS No. 131 is disclosed in the consolidated financial statements.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I-Item 1 of this amended and restated Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis in the Company’s 2002 Annual Report on Form 10-K.

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

Results of Operations

     The following table sets forth statements of operations data for the three months ended March 31, 2003 and 2002 expressed as a percentage of total revenues:

	Three months ended
	March 31,

	2003	2002

Net revenues:
Software License	18%	22%
Hardware	11%	17%
Services:
Software license updates and product support	62%	49%
Professional services and education	9%	12%

Services	71%	61%

Total net revenues	100%	100%

Cost of revenues:
Cost of software license revenues	4%	5%
Cost of hardware revenues	11%	18%
Cost of services revenues	32%	33%

Total cost of revenues	47%	56%

Gross margin	53%	44%

Operating expenses:
Research and development	15%	15%
Selling, general and administrative	30%	41%

Total operating expenses	45%	56%

Income (loss) from operations	8%	(12%)
Interest income	1%	1%
Interest expense	(3%)	(3%)
Other income (expense)	0%	2%

Loss before income taxes	6%	(12%)
Provision (benefit) for income taxes	1%	(22%)

Net income before cumulative effect of change in accounting principle	5%	10%
Cumulative effect of change in accounting principle	(1%)	(49%)

Net income (loss)	4%	(39%)
Preferred stock dividend accretion, and amortization	(2%)	—

Net income (loss) attributable to common shareholders	2%	(39%)

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

     Software license revenues decreased by 35% to $15 million in the first quarter of 2003, from $23 million in the corresponding period of 2002. The decrease in license revenues was primarily due to a global economic downturn and business uncertainty resulting in an overall reduction in capital spending by customers.

     Hardware revenues decreased by 48% to $9 million in the first quarter of 2003 from $18 million in the corresponding period of 2002. The decrease in hardware revenues was primarily due to a weakened global economy and a declining demand for traditional call center solutions.

     Services revenues decreased by 6% to $60 million in the first quarter of 2003, from $64 million in the corresponding period of 2002. Services revenues consist primarily of software license updates and product support, installation of product, consulting services, and education fees. The decrease in services revenues resulted primarily from lower consulting in the first quarter of 2003 as compared to the corresponding period of 2002 due to one large customer engagement in the first quarter of 2002.

Gross Margin

     Gross margin on total revenues increased to 53% in the first quarter of 2003 from 44% in the corresponding period of 2002.

     Gross margin on software license revenues remained flat at 76% in the first quarters of 2003 and 2002. Cost of license revenues include third party software royalties, product packaging, and documentation. Lower intangible asset amortization costs in the first quarter of 2003 as compared to the corresponding period in 2002, were offset by lower revenue volumes with fixed cost components. On a forward-looking basis, the Company expects overall license margins to rise slightly.

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

Cumulative Effect of Change in Accounting Principle

     The cumulative effect of change in accounting principle of $0.8 million and $51.4 million for the three months ended March 31, 2003 and 2002, respectively, relates to the Company’s adoption of SFAS 143, Accounting for Asset Retirement Obligations and adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

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

     In addition to the line of credit, the Company has two outstanding bank guarantees with a European bank that are required for daily operations such as payroll, import/export duties and facilities. As of March 31, 2003, approximately $3 million is recorded in other current assets as restricted cash on the balance sheet related to these bank guarantees.

     On January 21, 2003, the Company entered into a Preferred Stock Purchase Agreement with Vista Equity Partners L.P. pursuant to which Vista agreed to purchase $50 million of the Company’s Series B convertible preferred stock, which represents approximately 30% of the Company’s outstanding shares on a fully diluted basis, assuming conversion at the initial conversion price. This equity entitles the holders to receive cumulative dividends, which accrue daily at 10% per annum. On or after the tenth anniversary of the closing, the Company will have an obligation to redeem each share of unconverted Series B convertible preferred stock for cash at a redemption price equal to 125% of the original purchase price plus accrued and unpaid dividends. Additionally, in the event that the Company declares a dividend or distribution to the holders of common stock, the holders of Series B convertible preferred stock shall be entitled to equivalent participation on an as if converted basis in such dividend or distribution.

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

Financial/Capital Market Risks

     Our Debt and Debt Service Obligations Are Significant: At March 31, 2003 the book value of our zero coupon convertible subordinated debentures issued in August 1998, closely approximated the fair market value of approximately $122 million as compared to a face value of $300 million. The convertible subordinated debentures can be put to the Company on August 10, 2003. The exercise of this put could require the Company to pay the then accreted value of approximately $124 million in stock, cash or any combination thereof, at the Company’s discretion. The Company currently intends to redeem the convertible subordinated debentures with cash on the first put date.

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

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

10.96	Amendment No. 1 to the Credit Agreement dated as of March 27, 2003 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent.*

99.1	Beatriz V. Infante’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Gary A. Wetsel’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Securities and Exchange Commission on May 14, 2003.

B.	Reports on Form 8-K

     The Company filed one report on Form 8-K during the quarter ended March 31, 2003 as follows:

Date	Item Reported On

January 21, 2003	Item 5. On January 21, 2003 we announced that we had closed a private placement with Vista Equity Fund II, L.P. for the sale of $50,000,000 of the Company’s Series B Convertible Preferred Stock

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT COMMUNICATIONS CORPORATION

(Registrant)

By: /s/ GARY A. WETSEL Gary A. Wetsel Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer

Date: August 7, 2003

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

Date: August 7, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 7, 2003
/s/ Gary A. Wetsel Gary A. Wetsel Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer

EXHIBIT INDEX

10.96	Amendment No. 1 to the Credit Agreement dated as of March 27, 2003 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent.*

99.1	Beatriz V. Infante’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Gary A. Wetsel’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Securities and Exchange Commission on May 14, 2003.