Form 10-Q
period 2003-06-30
ASPECT COMMUNICATIONS CORP
filed 2003-08-08
CIK 779390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2003
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

Yes ☒ No ☐

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 54,524,410 at July 31, 2003.

ASPECT COMMUNICATIONS CORPORATION

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts-unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$152,914	$66,051
Short-term investments	70,344	80,049
Accounts receivable, net	43,311	51,145
Inventories	9,084	6,839
Other current assets	17,351	13,664

Total current assets	293,004	217,748
Property and equipment, net	76,709	86,528
Intangible assets, net	7,247	9,790
Goodwill, net	2,707	2,707
Other assets	8,545	8,949

Total assets	$388,212	$325,722

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Convertible subordinated debentures	$122,981	$124,983
Short-term borrowings	6,972	7,186
Accounts payable	7,351	6,798
Accrued compensation and related benefits	15,769	16,051
Other accrued liabilities	54,907	67,370
Deferred revenues	51,637	30,220

Total current liabilities	259,617	252,608
Long term borrowings	37,733	41,243
Other long-term liabilities	14,014	10,174

Total liabilities	311,364	304,025
Redeemable convertible preferred stock	30,672	—
Shareholders’ equity:
Preferred stock, $.01 par value: 2,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value: 200,000,000 shares authorized, shares outstanding: 53,702,344 and 53,038,378 at June 30, 2003 and December 31, 2002, respectively	537	530
Additional paid-in-capital	215,249	197,747
Deferred stock compensation	(53)	(381)
Accumulated other comprehensive loss	(423)	(873)
Accumulated deficit	(169,134)	(175,326)

Total shareholders’ equity	46,176	21,697

Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$388,212	$325,722

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data-unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues:
Software license	$16,329	$17,780	$31,281	$40,719
Hardware	11,159	17,829	20,324	35,562
Services:
Software license updates and product support	53,656	53,054	105,960	104,306
Professional services and education	8,281	9,432	16,268	22,029

Services	61,937	62,486	122,228	126,335

Total net revenues	89,425	98,095	173,833	202,616

Cost of revenues:
Cost of software license revenues	3,655	5,631	7,289	11,025
Cost of hardware revenues	10,074	14,023	19,051	32,557
Cost of services revenues	25,190	34,562	52,216	68,765

Total cost of revenues	38,919	54,216	78,556	112,347

Gross margin	50,506	43,879	95,277	90,269
Operating expenses:
Research and development	12,625	14,946	25,660	30,517
Selling, general and administrative	25,793	39,700	50,462	82,455
Restructuring charges	2,997	—	2,997	—

Total operating expenses	41,415	54,646	79,119	112,972

Income (loss) from operations	9,091	(10,767)	16,158	(22,703)
Interest income	901	906	1,818	1,928
Interest expense	(2,527)	(3,034)	(5,058)	(6,340)
Other income (expense)	253	(6,868)	100	(4,819)

Income (loss) before income taxes	7,718	(19,763)	13,018	(31,934)
Provision (benefit) for income taxes	1,250	(5,460)	2,497	(28,379)

Net income (loss) before cumulative effect of change in accounting principle	6,468	(14,303)	10,521	(3,555)
Cumulative effect of change in accounting principle	—	—	(777)	(51,431)

Net income (loss)	6,468	(14,303)	9,744	(54,986)
Accrued preferred stock dividend and accretion of redemption premium	(1,669)	—	(2,943)	—
Amortization of beneficial conversion feature	(344)	—	(609)	—

Net income (loss) attributable to common shareholders	$4,455	$(14,303)	$6,192	$(54,986)

Basic and diluted earnings (loss) per share attributable to common shareholders before cumulative effect of change in accounting principle	$0.06	$(0.27)	$0.10	$(0.07)
Cumulative effect of change in accounting principle	—	—	$(0.01)	$(0.98)

Basic and diluted earnings (loss) per share attributable to common shareholders	$0.06	$(0.27)	$0.08	$(1.05)

Basic and diluted weighted average shares outstanding	53,576	52,400	53,446	52,233

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands-unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$9,744	$(54,986)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation	12,733	18,780
Amortization of intangible assets and stock-based compensation	2,816	8,658
Loss on disposal of assets	24	648
Loss (gain) on extinguishment of debt	17	(4,146)
Impairment of investments	—	8,859
Non-cash interest expense on debentures	3,607	4,975
Cumulative effect of change in accounting principle	777	51,431
Deferred taxes	141	82
Changes in operating assets and liabilities:
Accounts receivable, net	9,758	6,181
Inventories	(2,000)	5,448
Other current assets and other assets	(2,997)	3,737
Accounts payable	1,648	8,852
Accrued compensation and related benefits	(464)	1,262
Other accrued liabilities	(12,566)	(5,712)
Deferred revenues	20,748	3,829

Cash provided by operating activities	43,986	57,898
Cash flows from investing activities:
Purchases of investments	(103,344)	(63,497)
Proceeds from sales and maturities of investments	112,687	58,076
Property and equipment purchases	(1,960)	(7,502)

Cash provided by (used in) investing activities	7,383	(12,923)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,120	2,331
Proceeds from issuance of preferred stock, net	43,564	—
Payments on capital lease obligations	(311)	(372)
Proceeds from borrowings	—	2,000
Payments on borrowings	(3,413)	(1,143)
Payments on repurchase of convertible debentures	(5,612)	(40,649)

Cash provided by (used in) financing activities	35,348	(37,833)
Effect of exchange rate changes on cash and cash equivalents	146	(209)

Net increase in cash and cash equivalents	86,863	6,933
Cash and cash equivalents:
Beginning of period	66,051	72,564

End of period	$152,914	$79,497

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,520	$1,401
Cash paid for income taxes	$356	$—
Supplemental schedule of noncash investing and financing activities:
Cancellation of restricted stock, net of issuances	$(55)	$(65)
Accrued preferred stock dividend and amortization of redemption premium	$2,943	$—
Amortization of beneficial conversion feature	$609	$—
Beneficial conversion feature	$17,583	$—

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

Note 2: Stock Based Compensation

     At June 30, 2003, the Company had six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss) attributable to common shareholders	$4,455	$(14,303)	$6,192	$(54,986)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,495)	(5,033)	(4,729)	(9,689)
Add back: Amortization of deferred stock compensation	155	187	273	321

Pro forma net income (loss) attributable to common shareholders	$2,115	$(19,149)	$1,736	$(64,354)

Basic earnings (loss) per share attributable to common shareholders:
As reported	$0.06	$(0.27)	$0.08	$(1.05)
Pro forma	$0.03	$(0.37)	$0.02	$(1.23)
Diluted earnings (loss) per share attributable to common shareholders:
As reported	$0.06	$(0.27)	$0.08	$(1.05)
Pro forma	$0.03	$(0.37)	$0.02	$(1.23)

Note 3: Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials	$7,280	$4,643
Work in progress	25	31
Finished goods	1,779	2,165

Total inventories	$9,084	$6,839

Note 4: Other Current Assets

     Other current assets consist of (in thousands):

	June 30,	December 31,
	2003	2002

Prepaid expenses	$12,970	$8,821
Restricted cash	2,947	2,880
Other receivables	1,434	1,963

Total other current assets	$17,351	$13,664

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

     The Company also indemnifies its customers against claims that its products infringe certain copyrights, patents or trademarks, or incorporate misappropriated trade secrets. The Company has not been subject to any material infringement claims by customers in the past and does not have any significant claims pending as of June 30, 2003. The product warranty reserve is not material at June 30, 2003.

Note 6: Comprehensive Income (Loss)

     Comprehensive income (loss) for the three and six months ended June 30 is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$6,468	$(14,303)	$9,744	$(54,986)
Unrealized gain (loss) on investments, net	(199)	307	(221)	(129)
Accumulated translation adjustments, net	801	(205)	670	(209)

Total comprehensive income (loss)	$7,070	$(14,201)	$10,193	$(55,324)

Note 7: Earnings (Loss) Per Share

     Basic earnings per common share (EPS) is generally calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. However, due to the Company’s issuance of redeemable convertible preferred stock (“Preferred Stock”) on January 21, 2003, which contains certain participation rights, EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings” (“Topic D-95”) requires those securities to be included in the computation of the basic EPS if the effect is dilutive. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic EPS may be calculated using either the if-converted method or the two-class method. Under the basic if-converted method, the dilutive effect of the Preferred Stock’s participation rights on EPS cannot be less than the amount that would result from the application of the two-class method of computing EPS. The Company has elected to use the two-class method in calculating basic EPS.

     Basic earnings per share for the three and six months ended June 30, 2003 are calculated using the two-class method as follows (in thousands, except per share data):

Basic EPS – Two-Class Method

	Three Months Ended		Six Months Ended
	June 30, 2003		June 30, 2003

		EPS		EPS

Net income before cumulative effect of change in accounting principle	$6,468		$10,521
Preferred Stock dividend accretion and amortization	(2,013)		(3,552)

Net income attributable to common shareholders before cumulative effect of change in accounting principle	4,455		6,969
Amount allocable to common shareholders (1)	71%		73%

Rights to undistributed income	$3,163	$0.0590	$5,087		$0.0952

Cumulative effect of change in accounting principle	—		$(777)
Amount allocable to common shareholders (1)	—		73%

Rights to undistributed income	—	—	$(567)	$	(0.0106)

Net income attributable to common shareholders	$4,455		$6,192
Amount allocable to common shareholders (1)	71%		73%

Rights to undistributed income	$3,163	$0.0590	$4,520		$0.0846

Weighted average common shares outstanding	53,679		53,555
Weighted average shares of restricted stock	(103)		(104)

Basic weighted average common shares outstanding	53,576		53,446

(1) Weighted average common shares outstanding	53,576		53,446
Weighted average additional common shares assuming conversion of Preferred Stock	22,222		19,629

Weighted average common equivalent shares assuming conversion of Preferred Stock	75,798		73,075

Amount allocable to common shareholders	71%		73%

Diluted EPS

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

Net income before cumulative effect of change in accounting principle	$4,455	$6,969

Weighted average common shares outstanding	53,576	53,446
Dilutive effect of weighted average shares of restricted common stock	103	104
Dilutive effect of stock options	1,235	1,203

Diluted weighted average shares outstanding	54,914	54,753

Diluted earnings per share before cumulative effect of change in accounting principle		$0.0952

Cumulative effect of change in accounting principle		$(0.0106)

Diluted earnings per share attributable to common shareholders	$0.0590	$0.0846

     Diluted earnings per share cannot be greater than basic earnings per share. Therefore, reported diluted earnings per share and basic earnings per share for the three and six months ended June 30, 2003 were the same. The diluted earnings per share calculation for the three and six months ended June 30, 2003 excluded shares issuable from the conversion of redeemable convertible preferred stock and convertible subordinated debentures as the inclusion of these shares would have been anti-dilutive. The Company had approximately 13 million common stock options outstanding at June 30, 2003 that could potentially dilute basic earnings per share.

     For the three and six months ended June 30, 2002, basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive impact of convertible subordinated debentures, redeemable convertible preferred stock, stock options and restricted stock awards. Basic and diluted loss per share for the three and six months ended June 30, 2002 are calculated as follows (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2002

Net loss before cumulative effect of change in accounting principle	$(14,303)	$(3,555)

Weighted average shares outstanding	52,514	52,347
Weighted average shares of restricted common stock	(114)	(114)

Shares used in calculation, basic	52,400	52,233

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.27)	$(0.07)

Cumulative effect of change in accounting principle		$0.98)

Basic and diluted loss per share attributable to common shareholders	$(0.27)	$(1.05)

     The Company had approximately 13.6 million common stock options outstanding as of June 30, 2002, which could potentially dilute basic earnings per share in the future. The dilutive effect of these options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2002 because inclusion of these shares would have had an anti-dilutive effect, as the Company had a net loss for the three and six months ended June 30, 2002. Based on the accreted value of the convertible subordinated debentures as of June 30, 2002 and the average stock price for the period, the Company also had 37.6 million shares of common stock issuable upon conversion of the convertible subordinated debentures which were excluded because inclusion of these shares had an anti-dilutive effect. In addition, the Company had 113,950 shares of restricted common stock outstanding at June 30, 2002. The dilutive effect of these shares was not included in the calculation for the three and six months ended June 30, 2002 because this inclusion would have been anti-dilutive.

Note 8: Restructuring Charge

     In fiscal years 2002 and 2001, the Company reduced its workforce by 22% and 28%, respectively, and consolidated selected facilities in its continuing effort to better optimize operations. As of June 30, 2003, the total restructuring accrual was $20 million, of which $8 million was a short-term liability recorded in other accrued liabilities, and $12 million was a long-term liability. Components of the restructuring accrual were as follows (in thousands):

	Severance and	Consolidation of	Other Restructuring
	Outplacement	Facilities Costs	Costs	Total

2001 provisions	$12,854	$22,628	$733	$36,215
2001 adjustments	(1,269)	9,525	(489)	7,767
2001 property write-downs	—	(3,091)	—	(3,091)
2001 payments	(9,428)	(1,555)	(143)	(11,126)

Balance at December 31, 2001	2,157	27,507	101	29,765

2002 provisions	7,120	1,744	—	8,864

2002 adjustments	(534)	14,074	—	13,540
2002 property write-downs	—	(1,744)	—	(1,744)
2002 payments	(7,459)	(21,622)	—	(29,081)

Balance at December 31, 2002	1,284	19,959	101	21,344

2003 adjustments	(346)	3,343	—	2,997
2003 payments	(717)	(3,836)	(101)	(4,654)

Balance at June 30, 2003	$221	$19,466	$—	$19,687

     Severance and outplacement costs are related to the termination of employees in 2001 and 2002. Employee separation costs include severance and other related benefits. Functions impacted by the restructuring included sales and sales infrastructure, support services, manufacturing, marketing, research and development, and corporate functions. In the second quarter of 2003 the Company reduced its estimate of remaining severance and outplacement costs. The remaining balance of $221,000 relates to the July 2002 and December 2002 provisions and will be paid by the end of 2003.

     Consolidation of facilities costs includes rent of unoccupied facilities, net of expected sublease income, and write-offs of abandoned internal use software assets. The Company revised its estimate of future facility related obligations and increased the accrual by $3 million in the second quarter of 2003 due to an increase in the estimate of the period of time necessary to sublet abandoned facilities as a result of current real estate market conditions. The remaining accrual balance relates primarily to the June 2001 and October 2001 provisions and will be paid over the next six years.

Note 9: Lines of Credit and Borrowings

     On August 9, 2002, the Company entered into a Credit Agreement with Comerica Bank-California as administrative agent and CIT Business Credit as collateral agent that provides the Company with a $25 million revolving loan facility and a $25 million senior secured term loan. The revolver has a three-year term and is secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the revolver include a Eurocurrency Rate and a Base Rate plus the applicable margins adjusted on a quarterly basis. Availability under the revolver also includes up to $5 million in the aggregate in stand-by letters of credit. At June 30, 2003, the Company had $0 outstanding under the revolver and has utilized $2 million in letters of credit. The term loan has a four-year term. The term loan is also secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the term loan include a Eurocurrency Rate and Base Rate plus applicable margins. As of June 30, 2003, the Company had $20 million outstanding under the term loan with the applicable interest rate of 4.28%.

     In the event that the Company terminates the term loan prior to the maturity date, the lenders will receive a prepayment penalty fee from the Company. Proceeds from certain financing transactions are required to be used to prepay the credit facilities. Transactions that require 100% of the proceeds to be used to prepay the credit facilities include permitted asset sales and future debt issuances. In addition, 50% of the proceeds from future equity issuances, excluding the proceeds from the Series B convertible preferred stock issuance described in Note 10, must be used to prepay the credit facilities. The facilities can be used for working capital, general corporate purposes and to repurchase the Company’s outstanding convertible subordinated debt. The Credit Agreement includes customary representations and warranties and covenants. The financial covenants include unrestricted cash, liquidity ratio, fixed charge coverage ratio, tangible net worth and earnings before interest expense, income taxes, depreciation and amortization (EBITDA). During the first quarter of 2003, the Company signed Amendment No. 1 to the Credit Agreement. This amendment clarified the accounting for the redeemable convertible preferred stock in the covenant computations, revised the liquidity ratio and the tangible net worth covenant requirements, and gave bank consent for the repurchase of 100% of the convertible subordinated debentures with cash. During the second quarter of 2003, the Company signed Amendment No. 2 to the Credit Agreement. This amendment extended the deadline by which the stock of certain subsidiaries of the Company was required to be pledged as collateral. The Company was in compliance with all related covenants and restrictions as of June 30, 2003.

     In October 2001, the Company entered into a 5-year loan with Fremont Bank in the amount of $25 million which bears interest at an initial rate of 8% which is then re-measured semi-annually beginning May 2002 at the rate of LIBOR + 3.75% subject to a floor of 8% and a ceiling of 14%. The loan is secured by a security interest in the Company owned buildings in San Jose. Borrowings are payable in equal monthly installments including interest computed on a 20-year amortization schedule until November 1, 2006, at which time the outstanding loan balance will become payable. At June 30, 2003, the Company had $24 million outstanding under this loan. The bank also required that the Company supply a $3 million letter of credit, which is recorded as restricted cash in other assets on the balance sheet as of June 30, 2003.

     In addition to the line of credit, the Company has two outstanding bank guarantees with a European bank which are required for daily operations such as payroll, import/export duties and facilities. As of June 30, 2003, approximately $3 million is recorded as restricted cash in other current assets on the balance sheet related to these bank guarantees.

Note 10: Convertible Preferred Stock

     On January 21, 2003 the Company and Vista Equity Fund II, L.P. (“Vista”) closed a private placement for the sale of $50 million of the Company’s Series B convertible preferred stock. The shares of Series B convertible preferred stock were sold for $1,000 per share and the holders of the 50,000 outstanding shares of Series B convertible preferred stock are entitled to vote (on an as-converted basis) on all matters subject to a stockholder vote. On most issues, the holders of Series B preferred stock and common stock vote together as a single class; however, the holders of Series B convertible preferred stock have veto rights with respect to certain Company actions. The actions which require the affirmative vote of the holders of a majority of the outstanding shares of Series B convertible preferred stock are fully described in the Company’s Certificate of Determination of Rights, Preferences and Privileges of Series B Convertible Preferred Stock. The shares of Series B convertible preferred stock are initially convertible into 22.2 million shares of the Company’s common stock (subject to certain anti-dilution protection adjustments) and are mandatorily redeemable at 125% of the face value on January 21, 2013. Each holder of the Series B convertible preferred stock has the right, at any time, to convert all or a portion of its outstanding shares of Series B convertible preferred stock into shares of Common Stock. As more fully described in the Company’s Certificate of Determination of Rights, Preferences and Privileges of Series B Convertible Preferred Stock, the Company may elect to cause all, or under certain circumstances portions, of the outstanding shares of Series B convertible preferred stock to be converted into Common Stock. In order for the Company to cause such a conversion to occur, all the shares issued pursuant to such conversion must be sold pursuant to an underwritten public offering of Common Stock pursuant to an effective registration statement under the Securities Act in which the price per share paid by the public exceeds $8.00 (subject to adjustments to reflect any stock dividends, stock splits and the like) and the Company would need to notify each holder of Series B convertible preferred stock no later than ten business days prior to the conversion date. Prior to such offering, the holder could convert all or a portion of its shares into Common Stock to avoid selling such shares in such offering.

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

     Per the private placement agreement, the Company is now obligated to accrue dividends on each share of the Series B convertible preferred stock, compounded on a daily basis at the rate of 10% per annum. The undeclared preferred stock dividends are forfeited in the event of conversion. Accrued dividends were $1.3 million and $2.3 million for the three months and six months ended June 30, 2003. In addition to the dividend accrual, the Company is recording accounting charges associated with the accretion of the 125% redemption premium and the amortization of the beneficial conversion feature. The redemption premium of $18 million is calculated based on a redemption value of $63 million. Accretion of the redemption premium was $379,000 and $671,000 for the three months and six months ended June 30, 2003. The beneficial conversion feature of $18 million is computed based on the difference between the conversion price of the preferred equity and the fair market value of the Company’s common stock on January 21, 2003. Amortization of the beneficial conversion feature was $344,000 and $609,000 for the three months and six months ended June 30, 2003. These amounts are being amortized using the net interest method.

     The sale and issuance of the Series B convertible preferred stock to Vista followed the approval of the transaction by the Company’s shareholders at the Special Meeting of Shareholders on January 21, 2003. Pursuant to Vista’s contractual rights, following the sale and issuance of the Series B convertible preferred stock, Vista elected two new members to the Company’s Board of Directors.

Note 11. Accounting Change

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

     With the adoption of SFAS 143, the Company recorded all asset retirement obligations, at estimated fair value, for which the Company has legal obligations. Essentially all of these asset retirement obligations related to the restoration and refurbishment of leasehold improvements for leased properties. This accounting change resulted in an increase in long-term assets of $0.5 million; an increase in long-term liabilities of $1.2 million and in short term liabilities of $0.2 million; and a cumulative effect of adoption that reduced shareholders’ equity and 2003 net earnings by $0.8 million. Additionally, SFAS 143 results in ongoing costs related to the depreciation of the assets and accretion of the liability. For the three and six months ended June 30, 2003, the Company recognized SFAS 143 related operating costs totaling $37,000 and $74,000, respectively. For the three and six months ended June 30, 2002, SFAS 143 related operating costs would have been immaterial and, therefore, proforma amounts are not presented on the Statement of Operations. The balance of the Company’s asset retirement obligation at June 30, 2003 was $1.4 million.

Note 12: Recent Accounting Pronouncements

     FIN No. 46

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the third quarter of fiscal 2003 to variable interest entities in which the Company may hold a variable interest that is acquired before February 1, 2003. The provisions of FIN 46 require that the Company disclose certain information if it is reasonably possible that the Company will be required to consolidate or disclose variable interest entities in all financial statements issued after January 31, 2003. Based on its preliminary analysis and assessment, the Company has determined that it does not hold any variable interests as of June 30, 2003.

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

     SFAS No. 149

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its operating results or financial condition.

     SFAS No. 150

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of SFAS 150 is not expected to have any impact on the Company’s consolidated financial statements.

Note 13: Segment Information

     Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company’s operations are reported in two operating segments, which are product and services. All financial segment information required by SFAS No. 131 is disclosed in the consolidated financial statements.

Note 14: Contingencies

     The Company is from time to time involved in litigation or claims that arise in the normal course of business. The Company does not expect that any current litigation or claims will have a material adverse effect on the Company’s business, operating results, or financial condition. However, litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company believes that it has defenses to the case set forth below and is vigorously contesting this matter.

     In December 2000, the Company entered into a Master Services Agreement (the “Master Agreement”) with Electronic Data Systems Corporation (EDS) pursuant to which the Company agreed to outsource certain of its information technology (IT) needs to EDS. A dispute has arisen between the parties over the services and charges to be performed and paid under the Master Agreement. In May 2003, the Company terminated the Master Agreement for EDS’ breach of the Master Agreement. On May 20, 2003, EDS made a demand for arbitration with the American Arbitration Association pursuant to the Master Services Agreement. EDS alleges that the Company breached the Master Agreement and implied warranties associated with the Master Agreement, committed fraud, engaged in negligent misrepresentation and therefore EDS is entitled to approximately $26 million in damages plus reasonable attorneys’ fees. On June 11, 2003, the Company filed its answer and counterclaims pursuant to which the Company denied every allegation made by EDS, denied that EDS is owed any amount in damages, and counterclaimed that EDS breached the Master Agreement, committed fraud, engaged in fraudulent and unfair business practices and therefore the Company is entitled to damages, restitution and disgorgement in an amount to be proven in the arbitration. As of August 8, 2003, an arbitrator had not been selected.

Note 15: Subsequent Events

     On July 15, 2003, the Company issued a repurchase notice to all holders of its currently outstanding zero coupon convertible subordinated debentures. Debenture holders have the option to surrender their notes to the Company for repurchase. The repurchase price is $412 for each $1,000 principal amount at maturity, and holders must surrender their notes to the trustee prior to 5 p.m., New York time, on August 11, 2003. As of August 8, 2003, there was $300 million in principal amount at maturity of debentures outstanding, with an aggregate cash repurchase price, if all outstanding notes are surrendered, of approximately $124 million. As the Company declared in its notice to the debenture holders, and as the Company has previously indicated it intended, payment of the repurchase price on surrendered notes will be made entirely in cash on August 12, 2003, the business day following the repurchase date.

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

Background

     Aspect Communications Corporation (Aspect or the Company) is a leading provider of business communications solutions that help companies improve customer satisfaction, reduce operating costs, gather market intelligence and increase revenue. Aspect is the trusted mission-critical partner of two-thirds of the Fortune 50 companies, daily managing more than 3 million customer sales and service professionals worldwide. Aspect provides the mission critical software and hardware platforms, development environment and applications that seamlessly integrate traditional telephony, e-mail, voicemail, web, fax, wireless business communications and Voice over Internet Protocol (VoIP), while providing investment protection in a company’s existing data and telephony infrastructures. Aspect’s leadership in business communications solutions is based on more than 18 years of experience and more than 8,000 implementations deployed worldwide. Aspect was incorporated on August 16, 1985, in California and is headquartered in San Jose, California. Aspect has offices around the world, as well as an extensive global network of systems integrators, technology partners and distribution partners.

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

     Aspect’s critical accounting policies include revenue recognition, revenue reserves, allowance for doubtful accounts, accounting for income taxes, excess and obsolete inventory, impairment of long-lived assets and restructuring reserve. The following is a brief discussion of the critical accounting policies and methods used by the Company.

     Revenue recognition: The Company derives its revenue primarily from two sources (i) product revenues, which include software licenses and hardware, and (ii) service revenues, which include software license updates and product support, installation, consulting and education revenue.

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

     Revenue reserves: An estimate of the revenue reserve for losses on receivables resulting from customer returns is recorded as a reduction in revenues at the time of the sale. The revenue reserve is estimated based on an analysis of the historical rate of returns of product and services arrangements. The accuracy of the estimate is dependent on the rate of future returns being consistent with the historical rate. If the rate of actual returns is greater than the historical rate, then the revenue reserve may not be sufficient to provide for actual losses. The revenue reserve was $3 million as of June 30, 2003.

     Allowance for doubtful accounts: The Company’s management must make estimates of the uncollectibility of accounts receivable. Management specifically analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $43 million, net of allowance for doubtful accounts of $6 million as of June 30, 2003.

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

     Significant management judgment is required in determination of the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has a valuation allowance of $84 million as of June 30, 2003, due to uncertainties related to the Company’s ability to utilize all of its deferred tax assets, primarily consisting of certain net operating losses carried forward and research tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

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

     Impairment of long-lived assets: The Company’s long-lived assets include property and equipment, long term investments, goodwill and other intangible assets. The fair value of the long-term investments is dependent on the performance of the companies in which the Company has invested, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments, the Company considers these factors as well as the forecasted financial performance of its investees. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During 2002, the Company recognized $9 million of impairment losses related to its long-term investments. As of June 30, 2003, the carrying value of the Company’s long-term investment was $150,000.

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

     The Company determined the fair value of its reporting units utilizing discounted cash flow models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated that an impairment might exist for the Company’s Products reporting unit. The Company then performed Step 2 under SFAS No. 142 during the second quarter of 2002 and compared the carrying amount of goodwill in the Products reporting unit to the implied fair value of the goodwill and determined that an impairment loss existed. This impairment is primarily attributable to the change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principle Board Opinion No. 17 Intangible Assets, to the fair value approach, which is stipulated in SFAS No. 142 and the requirement under SFAS No. 142 to evaluate goodwill impairment at the reporting unit level. A non-cash charge totaling $51 million was recorded as a change in accounting principle effective January 1, 2002, to write-off the goodwill related to the Products segment. The remaining recorded goodwill for the Services segment is $3 million as of June 30, 2003. In the first quarter of 2003, the Company performed an annual test on the remaining goodwill per SFAS No. 142 requirements and found no additional impairment existed.

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

     Restructuring reserve: In fiscal years 2002 and 2001, the Company reduced its workforce by 22% and 28%, respectively, and consolidated selected facilities in its continuing effort to better optimize operations. At that time a restructuring reserve was established based on estimated costs for severance and outplacement, consolidation of facilities, legal and other. Due to the decline in the commercial real estate market, it was expected that the abandoned leased facilities would be vacant for several quarters or through the end of the lease term. If the facilities were subleased, it would be at rates below current contractual requirements. The Company recorded a charge related to the facilities abandonment, based on the difference between the expected cash outflows and the expected cash inflows related to these vacated properties. The Company periodically reviews such factors as further declines in the commercial real estate markets and its ability to terminate leases, and based on these reviews, the Company adjusts its restructuring reserve, as necessary. The restructuring reserve balance was $20 million as of June 30, 2003.

Results of Operations

     The following table sets forth statements of operations data for the three and six months ended June 30, 2003 and 2002 expressed as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues:
Software license	18%	18%	18%	20%
Hardware	13%	18%	12%	18%
Services:
Software license updates and product support	60%	54%	61%	51%
Professional services and education	9%	10%	9%	11%

Services	69%	64%	70%	62%

Total net revenues	100%	100%	100%	100%

Cost of revenues:
Cost of software license revenues	4%	6%	4%	5%
Cost of hardware revenues	12%	14%	11%	16%
Cost of services revenues	28%	35%	30%	34%

Total cost of revenues	44%	55%	45%	55%

Gross margin	56%	45%	55%	45%

Operating expenses:
Research and development	14%	15%	15%	15%
Selling, general and administrative	29%	41%	29%	41%
Restructuring charges	3%	—	2%	—

Total operating expenses	46%	56%	46%	56%

Income (loss) from operations	10%	(11%)	9%	(11%)
Interest income	1%	1%	1%	1%
Interest expense	(3%)	(3%)	(3%)	(3%)
Other income (expense)	1%	(7%)	0%	(3%)

Income (loss) before income taxes	9%	(20%)	7%	(16%)
Provision (benefit) for income taxes	2%	(6%)	1%	(14%)

Net income (loss) before cumulative effect of change in accounting principle	7%	(14%)	6%	(2)%
Cumulative effect of change in accounting principle	—	—	0%	(25%)

Net income (loss)	7%	(14%)	6%	(27%)
Accrued preferred stock dividend, accretion of redemption premium, and amortization of beneficial conversion feature	(2%)	—	(2%)	—

Net income (loss) attributable to common shareholders	5%	(14%)	4%	(27%)

Revenues

     Net revenues decreased by 9% to $89 million in the second quarter of 2003, from $98 million in the corresponding period of 2002. Net revenues for the first six months of 2003 decreased by 14% to $174 million from $203 million in the first six months of 2002. The decrease primarily related to a decline in net hardware sales and associated support and consulting, resulting from unfavorable global economic conditions. The protracted economic and business uncertainty has led to reluctance by many of our customers to resume capital spending in 2003.

     Net revenues in the Americas, which include the United States, Canada, Mexico, and Latin America, decreased by 10% to $60 million in the second quarter of 2003, from $67 million in the corresponding period of 2002 and represented 67% and 68% of the Company’s total revenue, respectively. For the first six months of 2003, net revenues in the Americas decreased by 15% to $117 million, from $139 million in the corresponding period of 2002 and represented 68% and 69% of the Company’s total revenue, respectively. The slowdown in the U.S. economy, over-capacity, and related constraints on capital spending have led to lower capital spending in the telecommunications, financial, travel, retail, and government industries. Sales outside the Americas decreased by 7% to $29 million in the second quarter of 2003 from $31 million in the corresponding period of 2002. For the first six months of 2003, sales outside the Americas decreased by 12% to $57 million from $64 million in the corresponding period of 2002. The decline in revenues outside the Americas was due to a weakened global economy.

     Software license revenues decreased by 8% to $16 million in the second quarter of 2003, from $18 million in the corresponding period of 2002. Software license revenues for the first six months of 2003 decreased by 23% to $31 million from $41 million in the first six months of 2002. The decrease in license revenues was primarily due to a global economic downturn and business uncertainty resulting in an overall reduction in capital spending by customers.

     Hardware revenues decreased by 37% to $11 million in the second quarter of 2003 from $18 million in the corresponding period of 2002. Hardware revenues for the first six months of 2003 decreased 43% to $20 million from $36 million in the corresponding period of 2002. The decrease in hardware revenues was primarily due to a weakened global economy and a declining demand for traditional call center solutions.

     Services revenues overall remained relatively constant at $62 million in the second quarter of 2003 compared to the corresponding period of 2002. Software license updates and product support increased 1% while professional services and education decreased 12% from the corresponding period in 2002. Overall service revenues for the first six months of 2003 decreased by 3% to $122 million from $126 million in the corresponding period of 2002. Software license updates and product services increased 2% while professional services and education decreased 26%. The decrease in professional services and education services revenues resulted primarily from lower consulting and installation in 2003 as compared to the corresponding period of 2002 due to lower license sales and lower product sales.

Gross Margin

     Gross margin on total revenues increased to 56% in the second quarter of 2003 from 45% in the corresponding period of 2002. Gross margins increased to 55% for the first six months of 2003 from 45% in the corresponding period of 2002. The changes in the Company’s gross margins generally resulted from revenue mix and from continued operating efficiencies.

     Gross margin on software license revenues increased to 78% in the second quarter of 2003 from 68% in the corresponding period of 2002. Gross margin on software license revenues increased to 77% for the first six months of 2003 from 73% in the first six months of 2002. Cost of software license revenues includes third party software royalties, product packaging, and documentation. The increases were due to lower intangible asset amortization costs in the second quarter and first six months of 2003, as compared to the corresponding periods in 2002, partially offset by lower revenue volumes with fixed cost components. On a forward-looking basis, the Company expects overall license margins to rise slightly.

     Gross margin on hardware revenues decreased to 10% in the second quarter of 2003 from 21% in the corresponding period of 2002 due to an increase in inventory reserves in 2003. Gross margins on hardware revenues decreased to 6% for the first six months of 2003 from 8% in the corresponding period of 2002. Cost of hardware revenues include labor, materials, overhead, and other directly allocated costs involved in the manufacture and delivery of the products. On a forward-looking basis, the Company expects hardware margins to increase.

     Gross margin on services revenues increased to 59% in the second quarter of 2003 from 45% in the corresponding period of 2002. Gross margin on services revenue increased to 57% for the first six months of 2003 from 46% for the first six months of 2002. Cost of services revenues consists primarily of employee salaries and benefits, facilities, systems costs to support maintenance, consulting and education. The increase in services margin was primarily due to a decrease in employee salaries and benefits as a result of workforce adjustments and other cost reduction activities implemented throughout 2002. On a forward-looking basis, the Company expects overall service margins to remain relatively flat.

Operating Expenses

     Research and development (“R&D”) expenses relate to the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities, systems costs, and consulting expenses. R&D expenses decreased by 16% to $13 million in the second quarter of 2003, from $15 million in the corresponding period of 2002. R&D expenses decreased 16% to $26 million for the first six months of 2003 from $31 million in the first six months of 2002. The decrease was a result of the decrease in employee salaries and benefits as a result of workforce reductions in the latter part of 2002, representing approximately 9% of its workforce, and a decrease in consulting expenses. As a percentage of net revenues, R&D expenses were 14% and 15% for the second quarter of 2003 and 2002, respectively and 15% for the first six months of 2003 and 2002. The Company anticipates, on a forward-looking basis, that R&D expenses will remain relatively constant in absolute dollars.

     Selling, general and administrative (“SG&A”) expenses consist primarily of employee salaries and benefits, commissions, facilities, systems costs and administrative support. SG&A decreased by 35% to $26 million in the second quarter of 2003, from $40 million in the corresponding period of 2002. SG&A decreased by 39% to $50 million in the first six months of 2003 from $82 million in the first six months of 2002. The decrease was primarily due to a decrease in bad debt expense, as well as a decrease in headcount and sales support infrastructure, both of which resulted from workforce adjustments in the latter part of 2002. The second quarter of 2003 included a reversal of bad debt reserves of $2 million compared to $2 million bad debt expense in the corresponding period of 2002. The first six months of 2003 included a bad debt reserve release of $4 million compared to $3 million of bad debt expense in the corresponding period of 2002. The release of bad debt reserves was the result of collection of previously reserved receivables. SG&A expenses as a percentage of net revenues were 29% in the second quarter of 2003 and 41% in the corresponding period of 2002 and 29% and 41% for the first six months of 2003 and 2002, respectively. On a forward-looking basis, the Company anticipates that SG&A expenses will increase slightly, excluding the effect of prior reserve releases.

Interest and Other Income (Expense)

     Interest income represents, primarily, earnings on short-term investments. Interest income for the second quarter and first six months of 2003 decreased minimally from the corresponding periods in 2002 as the result of lower rates of return.

     Interest expense decreased minimally in the second quarter of 2003 as compared to the corresponding period of 2002. Interest expense decreased by 20% to $5 million in the first six months of 2003 compared to $6 million in the corresponding period of 2002. Interest expense represents interest on the Company’s convertible subordinated debentures as well as interest resulting from additional short-term and long-term borrowings. The decrease in interest expense was due to fewer outstanding convertible subordinated debentures in the first six months of 2003 as compared to the corresponding period in 2002.

     Net other income increased by $7 million from the second quarter of 2002 and $5 million from the first six months of 2002, due to a loss on investments in the second quarter of 2002 from a non-cash $9 million write down of a long-term investment for which the Company determined a decline in value that was other than temporary, partially offset by a gain on extinguishment of debt resulting from the repurchase of convertible subordinated debentures.

Provision (Benefit) for Income Taxes

     The Company recorded an income tax provision of $1 million for the second quarter of 2003 compared with a $5 million benefit for the corresponding period of 2002. For the first six months of 2003, the Company recorded a total income tax provision of $2 million compared to a tax benefit of $28 million for the first six months of 2002. Since the Company has a full valuation allowance against its deferred tax assets, the tax provision for the second quarter of 2003 is the result of current tax expense in foreign and state jurisdictions. The Company has sufficient federal net operating losses to offset current U.S. taxable income. The tax benefit for the second quarter and first six months of 2002 was due to a change in the tax law during the quarter that extended the net operating loss carryback period for federal income tax purposes from 2 years to 5 years for losses incurred in 2001 and 2002. As a result of the tax law change, the Company received a current tax benefit for the carryback of its tax loss incurred in 2001.

Cumulative Effect of Change in Accounting Principle

     The cumulative effect of change in accounting principle of $1 million and $51 million for the six months ended June 30, 2003 and 2002, respectively, relates to the Company’s adoption of SFAS 143, Accounting for Asset Retirement Obligation and adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

Liquidity and Capital Resources

     As of June 30, 2003, cash, cash equivalents, and short-term investments totaled $223 million, which represented 58% of total assets and the Company’s principal source of liquidity. In addition, the Company had restricted cash of $6 million related to certain bank guarantees and letter of credit agreements.

     The net cash provided by operating activities was $44 million for the first six months of 2003, and $58 million in the corresponding period of 2002. In 2002, significant non-cash items contributing to the cash provided by operating activities were $51 million for the cumulative effect of change in accounting principle, depreciation, amortization and impairment charges of $36 million and interest expense on convertible subordinated debentures of $5 million. The main contributors to net cash provided by operating activities in the first six months of 2003 were improved profitability and improved cash collection of outstanding account receivable balances. Significant non-cash items contributing to the cash provided by operating activities were depreciation and amortization totaling $16 million, interest expense on convertible subordinated debentures of $4 million and $1 million for the cumulative effect of change in accounting principle.

     The net cash provided by investing activities was $7 million in the first six months of 2003, while net cash used in investing activities was $13 million in the corresponding period of 2002. Net cash provided by investing activities in the first six months of 2003 related to net short-term investment sales and maturities of $9 million, offset by property and equipment purchases of $2 million.

     The net cash provided by financing activities was $35 million in the first six months of 2003 compared to $38 million net cash used in financing activities in the corresponding period of 2002. Net cash provided by financing activities in the first six months of 2003 was due to the net proceeds of $44 million related to the issuance of Series B preferred stock and $1 million proceeds from issuance of common stock relating to the employee stock purchase plan and the exercise of employee stock options, offset by payments on borrowings of $3 million and the repurchase of convertible debentures of $6 million.

     The Company incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. The book value of these zero coupon convertible subordinated debentures as of June 30, 2003 closely approximated the fair market value of $124 million. The face value of the convertible subordinated debentures was $300 million as of June 30, 2003. The convertible subordinated debentures can be put to the Company on August 10, 2003. The exercise of this put could require the Company to pay for the then accreted value of approximately $124 million in stock, cash or any combination thereof, at the Company’s discretion. If the put is exercised, the Company currently intends to redeem the convertible subordinated debentures with cash. See further discussion in Recent Developments.

     On August 9, 2002, the Company entered into a Credit Agreement with Comerica Bank-California as administrative agent and CIT Business Credit as collateral agent that provides the Company with a $25 million revolving loan facility and a $25 million senior secured term loan. The revolver has a three-year term and is secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the revolver include a Eurocurrency Rate and a Base Rate plus the applicable margins adjusted on a quarterly basis. Availability under the revolver also includes up to $5 million in the aggregate in stand-by letters of credit. At June 30, 2003, the Company had $0 outstanding under the revolver and has utilized $2 million in letters of credit. The term loan has a four-year term. The term loan is also secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the term loan include a Eurocurrency Rate and Base Rate plus applicable margins. As of June 30, 2003, the Company had $20 million outstanding under the term loan with the applicable interest rate of 4.28%.

     In the event that the Company terminates the term loan prior to the maturity date, the lenders will receive a prepayment penalty fee from the Company. Mandatory prepayment of the facilities is required from 100% of permitted asset sales, 100% of the proceeds from future debt issuances and 50% of the proceeds from future equity issuances, excluding the proceeds from the Series B convertible preferred stock issuance described in Note 10. The facilities can be used for working capital, general corporate purposes and to repurchase the Company’s outstanding convertible subordinated debt. The Credit Agreement includes customary representations and warranties and covenants. The financial covenants include unrestricted cash, liquidity ratio, fixed charge coverage ratio, tangible net worth and earnings before interest expense, income taxes, depreciation and amortization (EBITDA). During the first quarter of 2003, the Company signed Amendment No. 1 to the Credit Agreement. This amendment clarified the accounting for the redeemable convertible preferred stock in the covenant computations, revised the liquidity ratio and the tangible net worth covenant requirements, and gave bank consent for the repurchase of 100% of the convertible subordinated debentures with cash. During the second quarter of 2003 the Company signed Amendment No. 2 to the Credit Agreement. The agreement extended the deadline by which the stock of certain subsidiaries of the Company was required to be pledged as collateral. The Company was in compliance with all related covenants and restrictions as of June 30, 2003.

     In October 2001, the Company entered into a 5-year loan with Fremont Bank in the amount of $25 million which bears interest at an initial rate of 8% which is then re-measured semi-annually beginning May 2002 at the rate of LIBOR + 3.75% subject to a floor of 8% and a ceiling of 14%. The loan is secured by a security interest in the Company owned buildings in San Jose. Borrowings are payable in equal monthly installments including interest computed on a 20-year amortization schedule until November 1, 2006, at which time the outstanding loan balance will become payable. At June 30, 2003, the Company had $24 million outstanding under this loan. The bank also required that the Company supply a $3 million letter of credit, which is recorded as restricted cash in other assets on the balance sheet as of June 30, 2003.

     In addition to the line of credit, the Company has two outstanding bank guarantees with a European bank that are required for daily operations such as payroll, import/export duties and facilities. As of June 30, 2003, approximately $3 million is recorded as restricted cash in other current assets on the balance sheet related to these bank guarantees.

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

Recent Developments

     On July 15, 2003, the Company issued a repurchase notice to all holders of its currently outstanding zero coupon convertible subordinated debentures. Debenture holders have the option to surrender their notes to the Company for repurchase. The repurchase price is $412 for each $1,000 principal amount at maturity, and holders must surrender their notes to the trustee prior to 5 p.m., New York time, on August 11, 2003. As of August 8, 2003, there was $300 million in principal amount at maturity of debentures outstanding, with an aggregate cash repurchase price, if all outstanding notes are surrendered, of approximately $124 million. As the Company declared in its notice to the debenture holders, and as the Company has previously indicated it intended, payment of the repurchase price on repurchased notes will be made entirely in cash on August 12, 2003, the business day following the repurchase date.

Effect of Recent Accounting Pronouncements

     FIN No. 46

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the third quarter of fiscal 2003 to variable interest entities in which the Company may hold a variable interest that is acquired before February 1, 2003. The provisions of FIN 46 require that the Company disclose certain information if it is reasonably possible that the Company will be required to consolidate or disclose variable interest entities in all financial statements issued after January 31, 2003. Based on its preliminary analysis and assessment, the Company has determined that it does not hold any variable interests as of June 30, 2003.

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

     SFAS No. 149

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its operating results or financial condition.

     SFAS No. 150

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of SFAS 150 is not expected to have any impact on the Company’s consolidated financial statements.

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

     The Convergence of Voice and Data Networks Creates a Technology Inflection Point in which Incumbent Vendors May Be Displaced: Historically, we have supplied the hardware, software, and associated support services for implementing call center solutions. Our approach to this convergence has been to provide migration and integration of existing telephony environments with networks in which voice traffic is routed through data networks. This integration is provided by a software infrastructure that requires enterprise-level selling and deployment of enterprise-wide solutions which integrate a company’s voice and data infrastructure. The risks involved in this industry transition include the following:

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

     Our Service Revenues Are Dependent on Our Installed Base of Customers: We derive a significant portion of our revenues from services, which include software upgrades, support, consulting, and training. As a result, if we lose a major customer or if a support contract is delayed or cancelled, our revenues would be adversely affected. In addition, customers who have accounted for significant service revenues in the past may not generate revenues in future periods. Our failure to obtain new customers or additional orders from existing customers could also materially affect our operating results.

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

     We Are Dependent on Key Personnel: We depend on certain key management and technical personnel and on our ability to attract and retain highly qualified personnel in labor markets characterized by high turnover among, high demand for, and limited supply of, qualified people; and we have recently experienced increased levels of turnover among such personnel. We have recently undergone significant changes in senior management and technical personnel and may experience additional changes as a result of our shift from supplying telecommunications equipment to becoming a provider of contact server software, and associated software applications.

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

     We also outsource certain of our information technology activities to third parties. We rely heavily on these vendors to provide day-to-day support. We may experience disruption in our business if these vendors or we have difficulty meeting our requirements, or if we need to transition the activities to other vendors or ourselves, which could negatively affect our revenue and/or costs.

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

Financial/Capital Market Risks

     Our Debt and Debt Service Obligations Are Significant: At June 30, 2003 the book value of our zero coupon convertible subordinated debentures issued in August 1998, closely approximated the fair market value of approximately $124 million as compared to face value of $300 million. The convertible subordinated debentures can be put to the Company on August 10, 2003. The exercise of this put could require the Company to pay the then accreted value of approximately $124 million in stock, cash or any combination thereof, at the Company’s discretion. The Company currently intends to redeem the convertible subordinated debentures with cash at or before the put date.

     We entered into a credit agreement in August 2002, which provides the Company with a $25 million revolving loan facility and a $25 million senior secured term loan. We had $20 million outstanding under the term loan and $0 outstanding under the revolver and have utilized $2 million in letters of credit at June 30, 2003. We obtained a loan totaling $25 million in October 2001 secured by our buildings in San Jose. We had $24 million outstanding under the loan at June 30, 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to the information appearing under the caption “Quantitative and Qualitative Disclosures About Market Risk” of the Registrant’s 2002 Annual Report on Form 10-K, which information is hereby incorporated by reference. The Company believes there were no material changes in the Company’s exposure to financial market risk during the second quarter of 2003.

Item 4. Controls and Procedures

     The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer as of the end of the period being reported on of this Quarterly Report on Form 10-Q. Although the Company believes its pre-existing disclosure controls and procedures were adequate to enable it to comply with its disclosure obligations, the Company continues to implement minor changes primarily to formalize and document procedures already in place. The Company also has established a Disclosure Committee, which consists of certain members of the Company’s senior management. The Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since the date of the evaluation of internal controls, no significant changes have been made that could significantly affect these controls.

Part II: Other Information

Item 1. Legal Proceedings

     The Company is subject to various legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results or financial condition. However, litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company believes that it has defenses to the case set forth below and is vigorously contesting this matter.

     In December 2000, the Company entered into a Master Services Agreement (the “Master Agreement”) with Electronic Data Systems Corporation (EDS) pursuant to which the Company agreed to outsource certain of its information technology (IT) needs to EDS. A dispute has arisen between the parties over the services and charges to be performed and paid under the Master Agreement. In May 2003, the Company terminated the Master Agreement for EDS’ breach of the Master Agreement. On May 20, 2003 EDS made a demand for arbitration with the American Arbitration Association pursuant to the Master Services Agreement. EDS alleges that the Company breached the Master Agreement and implied warranties associated with the Master Agreement, committed fraud, engaged in negligent misrepresentation and therefore EDS is entitled to approximately $26 million in damages plus reasonable attorneys’ fees. On June 11, 2003, the Company filed its answer and counterclaims pursuant to which the Company denied every allegation made by EDS, denied that EDS is owed any amount in damages, and counterclaimed that EDS breached the Master Agreement, committed fraud, engaged in fraudulent and unfair business practices and therefore the Company is entitled to damages, restitution and disgorgement in an amount to be proven in the arbitration. As of August 8, 2003, an arbitrator had not been selected.

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

Item 4. Submission of Matters to a Vote of Security Holders

     On May 22, 2003, the Annual Meeting of Shareholders of Aspect Communications Corporation was held in San Jose, California.

     An election of directors was held with the following individuals being elected to the Board of Directors of the Company:

	FOR	WITHHELD

Barry M. Ariko	68,694,642	4,606,976
Donald P. Casey	68,693,170	4,608,448
Norman A. Fogelsong	68,682,229	4,619,389
Beatriz V. Infante	69,286,706	4,014,912
Christopher B. Paisley	69,423,121	3,878,497
John W. Peth	69,416,882	3,884,736
David B. Wright	62,626,731	10,674,887

     Other matters voted upon and approved by the requisite vote of shareholders, and the number of affirmations and negative votes cast with respect to each such matters were as follows:

     To approve an amendment and restatement of the 1999 Equity Incentive Plan to reserve an additional 2,500,000 shares of common stock for issuance thereunder, to permit stock awards to be granted under the Plan, and to increase the annual limit of the number of shares that may be granted subject to options under the Plan to any one employee during a single year to 1,000,000 shares in the case of a newly-hired employee and to 750,000 shares in the case of any other employee (61,381,882 votes in favor, 11,878,639 votes opposed, 41,097 votes abstaining).

     To ratify the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2003. (69,526,234 votes in favor, 3,708,309 votes opposed, 65,097 votes abstaining).

     Each of these matters submitted to a vote of security holders is described more fully in the proxy statement distributed by the Company to its shareholders on April 7, 2003.

Item 6. Exhibits and Reports on Form 8-K

A.     Exhibits

10.97	Letter Agreement between the Registrant and Jim J. Flatley, dated April 15, 2003

10.98	Change of Control Agreement and Supplemental Agreement dated February 28, 2003 between the Registrant and Beatriz Infante

10.99	Form of Letter Agreement regarding Change of Control between the Registrant and Executive Officers

10.100	Amendment No. 2 to the Credit Agreement dated as of June 30, 2003 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent

31.1	Beatriz V. Infante’s Certification pursuant to Exchange Act Rules 13a-14(a) [Section 302]

31.2	Gary A. Wetsel’s Certification pursuant to Exchange Act Rules 13a-14 (a) [Section 302]

32.1	Beatriz V. Infante’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Gary A. Wetsel’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.     Reports on Form 8-K

     The Company filed two reports on Form 8-K during the quarter ended June 30, 2003 as follows:

Date	Item Reported On

April 9, 2003	Item 9. On April 9, 2003 the Company announced its preliminary earnings results for the first quarter of 2003

April 17, 2003	Item 9. On April 17, 2003 the Company announced its earnings results for the first quarter of 2003

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT COMMUNICATIONS CORPORATION

(Registrant)

By: /s/ GARY A. WETSEL

Gary A. Wetsel
Executive Vice President, Finance,
Chief Financial Officer, and
Chief Administrative Officer

Date: August 08, 2003

EXHIBIT INDEX

10.97	Letter Agreement between the Registrant and Jim J. Flatley, dated April 15, 2003

10.98	Change of Control Agreement and Supplemental Agreement dated February 28, 2003 between the Registrant and Beatriz Infante

10.99	Form of Change of Control Agreement between Registrant and Executive Officers

10.100	Amendment No. 2 to the Credit Agreement dated as of June 30, 2003 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent

31.1	Beatriz V. Infante’s Certification pursuant to Exchange Act Rules 13a-14(a) [Section 302]

31.2	Gary A. Wetsel’s Certification pursuant to Exchange Act Rules 13a-14(a) [Section 302]

32.1	Beatriz V. Infante’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Gary A. Wetsel’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002