Form 10-Q
period 2003-09-30
ASPECT COMMUNICATIONS CORP
filed 2003-11-10
CIK 779390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

Yes ☒ No ☐

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 56,100,508 at October 31, 2003.

ASPECT COMMUNICATIONS CORPORATION

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts-unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$58,468	$66,051
Short-term investments	68,262	80,049
Accounts receivable, net	45,569	51,145
Inventories	7,964	6,839
Other current assets	14,761	13,664

Total current assets	195,024	217,748
Property and equipment, net	71,953	86,528
Intangible assets, net	5,980	9,790
Goodwill, net	2,707	2,707
Other assets	7,962	8,949

Total assets	$283,626	$325,722

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Convertible subordinated debentures	$956	$124,983
Short-term borrowings	7,038	7,186
Accounts payable	6,753	6,798
Accrued compensation and related benefits	16,338	16,051
Other accrued liabilities	61,744	67,370
Deferred revenues	50,449	30,220

Total current liabilities	143,278	252,608
Long term borrowings	35,902	41,243
Other long-term liabilities	12,263	10,174

Total liabilities	191,443	304,025
Redeemable convertible preferred stock	32,726	—
Shareholders’ equity:
Preferred stock, $.01 par value: 2,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value: 200,000,000 shares authorized, shares outstanding:
55,231,479 and 53,038,378 at September 30, 2003 and December 31, 2002, respectively	552	530
Additional paid-in-capital	220,627	197,747
Deferred stock compensation	—	(381)
Accumulated other comprehensive loss	(781)	(873)
Accumulated deficit	(160,941)	(175,326)

Total shareholders’ equity	59,457	21,697

Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$283,626	$325,722

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data-unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues:
Software license	$18,710	$21,529	$49,992	$62,248
Hardware	11,582	16,047	31,905	51,609
Services:
Software license updates and product support	54,558	49,742	160,518	154,046
Professional services and education	7,779	9,183	24,047	31,214

Services	62,337	58,925	184,565	185,260

Total net revenues	92,629	96,501	266,462	299,117

Cost of revenues:
Cost of software license revenues	4,896	42,581	12,184	53,606
Cost of hardware revenues	9,314	12,655	28,365	45,212
Cost of services revenues	25,333	29,846	77,550	98,611

Total cost of revenues	39,543	85,082	118,099	197,429

Gross margin	53,086	11,419	148,363	101,688
Operating expenses:
Research and development	12,274	13,563	37,934	44,080
Selling, general and administrative	26,809	36,319	77,271	118,774
Restructuring charges	—	22,699	2,997	22,699

Total operating expenses	39,083	72,581	118,202	185,553

Income (loss) from operations	14,003	(61,162)	30,161	(83,865)
Interest income	650	1,013	2,468	2,941
Interest expense	(1,456)	(2,805)	(6,513)	(9,145)
Other income (expense)	(376)	3,352	(277)	(1,467)

Income (loss) before income taxes	12,821	(59,602)	25,839	(91,536)
Provision (benefit) for income taxes	2,575	377	5,072	(28,002)

Net income (loss) before cumulative effect of change in accounting principle	10,246	(59,979)	20,767	(63,534)
Cumulative effect of change in accounting principle	—	—	(777)	(51,431)

Net income (loss)	10,246	(59,979)	19,990	(114,965)
Accrued preferred stock dividend and accretion of redemption premium	(1,704)	—	(4,647)	—
Amortization of beneficial conversion feature	(349)	—	(958)	—

Net income (loss) attributable to common shareholders	$8,193	$(59,979)	$14,385	$(114,965)

Basic and diluted earnings (loss) per share attributable to common shareholders before cumulative effect of change in accounting principle (See Note 7)	$0.11	$(1.14)	$0.20	$(1.21)
Cumulative effect of change in accounting principle	—	—	$(0.01)	$(0.98)

Basic and diluted earnings (loss) per share attributable to common shareholders	$0.11	$(1.14)	$0.19	$(2.19)

Basic and diluted weighted average shares outstanding	54,612	52,678	53,834	52,381

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands-unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$19,990	$(114,965)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation	18,549	26,814
Amortization of intangible assets and stock-based compensation	4,256	11,982
Loss on disposal of assets	297	2,460
Loss (gain) on extinguishment of debt	17	(7,249)
Impairment of investments	—	8,859
Non-cash interest expense on debentures	4,409	6,983
Cumulative effect of change in accounting principle	777	51,431
Impairment of intangible assets	2,000	38,631
Deferred taxes	—	8
Changes in operating assets and liabilities:
Accounts receivable, net	7,645	19,852
Inventories	(882)	7,485
Other current assets and other assets	(1,869)	4,165
Accounts payable	1,066	5,439
Accrued compensation and related benefits	138	(18)
Other accrued liabilities	(7,429)	3,382
Deferred revenues	19,581	4,761

Cash provided by operating activities	68,545	70,020
Cash flows from investing activities:
Purchases of investments	(134,215)	(152,231)
Proceeds from sales and maturities of investments	145,484	135,519
Property and equipment purchases	(3,145)	(9,463)

Cash provided by (used in) investing activities	8,124	(26,175)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	6,393	2,802
Proceeds from issuance of preferred stock, net	43,564	—
Payments on capital lease obligations	(342)	(592)
Proceeds from borrowings	—	27,000
Payments on borrowings	(5,147)	(20,136)
Payments on repurchase of convertible debentures	(128,439)	(59,769)

Cash used in financing activities	(83,971)	(50,695)
Effect of exchange rate changes on cash and cash equivalents	(281)	253

Net decrease in cash and cash equivalents	(7,583)	(6,597)
Cash and cash equivalents:
Beginning of period	66,051	72,564

End of period	$58,468	$65,967

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,195	$2,031
Cash paid for income taxes	$396	$—
Supplemental schedule of noncash investing and financing activities:
Cancellation of restricted stock, net of issuances	$(56)	$(139)
Accrued preferred stock dividend and amortization of redemption premium	$4,647	$—
Amortization of beneficial conversion feature	$958	$—
Beneficial conversion feature	$17,583	$—

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

Note 1: Basis of Presentation

     The condensed consolidated financial statements include the accounts of Aspect Communications Corporation (Aspect or the Company) and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

Note 2: Stock-Based Compensation

     At September 30, 2003, the Company had six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
SFAS No. 123	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) attributable to common shareholders	$8,193	$(59,979)	$14,385	$(114,965)
Deduct:
Total stock-based employee compensation expense determined under fair value method for all awards	(2,035)	(2,787)	(6,763)	(12,476)
Add back:
Amortization of deferred stock compensation	173	122	446	443

Pro forma net income (loss) attributable to common shareholders	$6,331	$(62,644)	$8,068	$(126,998)

Basic and diluted earnings (loss) per share attributable to common shareholders:
As reported	$0.11	$(1.14)	$0.19	$(2.19)
Pro forma	$0.08	$(1.19)	$0.11	$(2.42)

Note 3: Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$6,061	$4,643
Work in progress	—	31
Finished goods	1,903	2,165

Total inventories	$7,964	$6,839

Note 4: Other Current Assets

     Other current assets consist of (in thousands):

	September 30,	December 31,
	2003	2002

Prepaid expenses	$9,989	$8,821
Restricted cash	2,922	2,880
Other receivables	1,850	1,963

Total other current assets	$14,761	$13,664

Note 5: Product Warranties

     The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product, geographic location of its sale and other factors. The Company accrues for estimated product warranty claims for certain customers based primarily on historical experience of actual warranty claims as well as current information on repair costs. The product warranty reserve is not material at September 30, 2003.

     The Company also indemnifies its customers against claims that its products infringe certain copyrights, patents or trademarks, or incorporate misappropriated trade secrets. The Company has not been subject to any material infringement claims by customers in the past and does not have any significant claims pending as of September 30, 2003.

Note 6: Comprehensive Income (Loss)

     Comprehensive income (loss) for the three and nine months ended September 30 is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$10,246	$(59,979)	$19,990	$(114,965)
Unrealized gain (loss) on investments, net	(297)	115	(518)	(14)
Accumulated translation adjustments, net	(60)	368	610	159

Total comprehensive income (loss)	$9,889	$(59,496)	$20,082	$(114,820)

Note 7: Earnings (Loss) Per Share

     Basic earnings per common share (EPS) is generally calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. However, due to the Company’s issuance of redeemable convertible preferred stock (“Preferred Stock”) on January 21, 2003, which contains certain participation rights, EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings” (“Topic D-95”) requires those securities to be included in the computation of basic EPS if the effect is dilutive. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic EPS may be calculated using either the if-converted method or the two-class method.

Under the basic if-converted method, the dilutive effect of the Preferred Stock’s participation rights on EPS cannot be less than the amount that would result from the application of the two-class method of computing EPS. The Company has elected to use the two-class method in calculating basic EPS.

     Basic earnings per share for the three and nine months ended September 30, 2003 are calculated using the two-class method as follows (in thousands, except per share data):

Basic EPS – Two-Class Method

	Three Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2003

		EPS		EPS

Net income before cumulative effect of change in accounting principle	$10,246		$20,767
Preferred Stock dividend accretion and amortization	(2,053)		(5,605)

Net income attributable to common shareholders before cumulative effect of change in accounting principle	8,193		15,162
Amount allocable to common shareholders (1)	71%		72%

Rights to undistributed income before cumulative effect of change in accounting principle	$5,817	$0.11	$10,917	$0.20

Cumulative effect of change in accounting principle	—		$(777)
Amount allocable to common shareholders (1)	—		72%

Rights to undistributed cumulative effect of change in accounting principle	—	—	$(559)	$(0.01)

Net income attributable to common shareholders	$8,193		$14,385
Amount allocable to common shareholders (1)	71%		72%

Rights to undistributed income	$5,817	$0.11	$10,357	$0.19

Basic weighted average common shares outstanding	54,612		53,834

(1) Weighted average common shares outstanding	54,612		53,834
Weighted average additional common shares assuming conversion of Preferred Stock	22,222		20,494

Weighted average common equivalent shares assuming conversion of Preferred Stock	76,834		74,328

Amount allocable to common shareholders	71%		72%

Diluted EPS

Three Months Ended
September 30, 2003

Net income before cumulative effect of change in accounting principle	$10,246

Preferred Stock dividend accretion and amortization
Net income attributable to common shareholders before cumulative effect of change in accounting principle
Weighted average common shares outstanding	54,612
Dilutive effect of stock options	5,133
Dilutive effect of Preferred Stock assuming conversion	22,222

Diluted weighted average shares outstanding	81,967

$0.13 *

Diluted earnings per share before cumulative effect of change in accounting principle
Cumulative effect of change in accounting principle
Diluted earnings per share attributable to common shareholders	$0.11

Nine Months Ended
September 30, 2003

Net income before cumulative effect of change in accounting principle	$20,767
Preferred Stock dividend accretion and amortization	(5,605)

Net income attributable to common shareholders before cumulative effect of change in accounting principle	$15,162

Weighted average common shares outstanding	53,834
Dilutive effect of stock options	2,513
Dilutive effect of Preferred Stock assuming conversion	—

Diluted weighted average shares outstanding	56,347

Diluted earnings per share before cumulative effect of change in accounting principle	$0.20

Cumulative effect of change in accounting principle	$(0.01)

Diluted earnings per share attributable to common shareholders	$0.19

     *Diluted earnings per share cannot be greater than basic earnings per share. Therefore, reported diluted earnings per share and basic earnings per share for the three and nine months ended September 30, 2003 were the same. The diluted earnings per share calculation for the three months ended September 30, 2003 excluded shares issuable from the convertible subordinated debentures, as the inclusion of these shares would have been anti-dilutive but included the shares issuable from the redeemable convertible preferred stock as the inclusion was dilutive. The diluted earnings per share calculation for the nine months ended September 30, 2003 excluded shares issuable from the conversion of redeemable convertible preferred stock and convertible subordinated debentures, as the inclusion of these shares would have been anti-dilutive. The Company had approximately 12 million common stock options outstanding at September 30, 2003 that could potentially dilute basic earnings per share.

     For the three and nine months ended September 30, 2002, basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive impact of convertible subordinated debentures, redeemable convertible preferred stock, stock options and restricted stock awards. Basic and diluted loss per share for the three and nine months ended September 30, 2002 are calculated as follows (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2002	September 30, 2002

Net loss before cumulative effect of change in accounting principle	$(59,979)	$(63,534)

Weighted average shares outstanding	52,790	52,495
Weighted average shares of restricted common stock	(112)	(114)

Shares used in calculation, basic	52,678	52,381

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(1.14)	$(1.21)

Cumulative effect of change in accounting principle		$(0.98)

Basic and diluted loss per share attributable to common shareholders	$(1.14)	$(2.19)

     The Company had approximately 13.5 million common stock options outstanding as of September 30, 2002, which could potentially dilute basic earnings per share in the future. The dilutive effect of these options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2002 because inclusion of these shares would have had an anti-dilutive effect, as the Company had a net loss for the three and nine months ended September 30, 2002. Based on the accreted value of the convertible subordinated debentures of $123 million and the ending stock price of $1.47 on the last trading day for the period ended September 30, 2002, the Company also had 83.8 million shares of common stock issuable upon conversion of the convertible subordinated debentures which were excluded because inclusion of these shares had an anti-dilutive effect. In addition, the Company had 109,950 shares of restricted common stock outstanding at September 30, 2002. The dilutive effect of these shares was not included in the calculation for the three and nine months ended September 30, 2002 because this inclusion would have been anti-dilutive.

Note 8: Restructuring Charge

     In fiscal years 2002 and 2001, the Company reduced its workforce by 22% and 28%, respectively, and consolidated selected facilities in its continuing effort to better optimize operations. As of September 30, 2003, the total restructuring accrual was $17.9 million, of which $7.8 million was recorded in other accrued liabilities, and $10.1 million was recorded as a long-term liability. Components of the restructuring accrual were as follows (in thousands):

	Severance and	Consolidation of	Other Restructuring
	Outplacement	Facilities Costs	Costs	Total

2001 provisions	$12,854	$22,628	$733	$36,215
2001 adjustments	(1,269)	9,525	(489)	7,767
2001 property write-downs	—	(3,091)	—	(3,091)
2001 payments	(9,428)	(1,555)	(143)	(11,126)

Balance at December 31, 2001	2,157	27,507	101	29,765

2002 provisions	7,120	1,744	—	8,864
2002 adjustments	(534)	14,074	—	13,540
2002 property write-downs	—	(1,744)	—	(1,744)
2002 payments	(7,459)	(21,622)	—	(29,081)

Balance at December 31, 2002	1,284	19,959	101	21,344

2003 adjustments	(346)	3,343	—	2,997
2003 payments	(791)	(5,538)	(101)	(6,430)

Balance at September 30, 2003	$147	$17,764	$—	$17,911

     Severance and outplacement costs are related to the termination of employees in 2001 and 2002. Employee separation costs include severance and other related benefits. Functions impacted by the restructuring included sales and sales infrastructure, support services, manufacturing, marketing, research and development, and corporate functions. In the second quarter of 2003, the Company reduced its estimate of remaining severance and outplacement costs. The remaining balance of $147,000 relates to the July 2002 and December 2002 provisions and will be paid by the end of 2003.

     Consolidation of facilities costs includes rent of unoccupied facilities, net of expected sublease income, and write-offs of abandoned internal use software assets. The Company revised its estimate of future facility related obligations and increased the accrual by approximately $3 million in the second quarter of 2003 due to an increase in the estimate of the period of time necessary to sublet abandoned facilities as a result of the then-current real estate market conditions. The remaining accrual balance relates primarily to facilities identified in the 2001 restructurings and will be paid over the next six years.

Note 9: Convertible Subordinated Debentures

     In August 1998, the Company completed a private placement of approximately $150 million ($490 million principal amount at maturity) of zero coupon convertible subordinated debentures due 2018. The debentures are priced at a yield to maturity of 6% per annum and are convertible into the Company’s common stock anytime prior to maturity at a conversion rate of 8.713 shares per $1,000 principal amount at maturity. Holders could require the Company to repurchase the debentures on August 10, 2003, August 10, 2008, and August 10, 2013, for cash, or at the election of the Company, for the Company’s common stock, if certain conditions are met. The debentures are not secured by any of the Company’s assets and are subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to the debt of Aspect’s subsidiaries.

     In 2002, the Company paid $59.8 million to repurchase convertible subordinated debentures in the open market, resulting in a gain on extinguishment of debt of approximately $7 million and reducing the principal amount of the convertible debentures due at maturity from $490 million to $314 million. In the first quarter of 2003 the Company paid $5.6 million to repurchase convertible debentures in the open market. These repurchases reduced the principal amount of the convertible debentures due at maturity from $314 million to $300 million. On July 15, 2003, the Company issued a repurchase notice to all holders of its currently outstanding zero coupon convertible subordinated debentures. Debenture holders had the option to surrender their debentures to the Company for repurchase. The repurchase price was $412 for each $1,000 principal amount at maturity, and holders were required to surrender their debentures to the trustee on or prior to August 11, 2003. On August 12, 2003, the business day following the repurchase date, the Company paid $122.8 million to repurchase the surrendered notes, which represented 99% of the outstanding convertible subordinated debentures. As of September 30, 2003 there was $2.3 million in principal amount at maturity of debentures outstanding with an aggregate cash repurchase price of approximately $1 million. Upon the terms of the debentures, the Company may redeem the remaining outstanding debentures in whole or in part at its option at any time on or after August 12, 2003, at a price equal to the issue price plus the accrued original issue discount up to the redemption date.

Note 10: Lines of Credit and Borrowings

     On August 9, 2002, the Company entered into a Credit Agreement with Comerica Bank-California as administrative agent and CIT Business Credit as collateral agent that provides the Company with a $25 million revolving loan facility and a $25 million senior secured term loan. The revolver has a three-year term and is secured by all of the Company’s assets, a negative pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the revolver include a Eurocurrency Rate and a Base Rate plus the applicable margins adjusted on a quarterly basis. Availability under the revolver also includes up to $5 million in the aggregate in stand-by letters of credit. As of September 30, 2003, the Company had no amounts outstanding under the revolver and had utilized $1.1 million in letters of credit. The term loan has a four-year term. The term loan is also secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the term loan include a Eurocurrency Rate and Base Rate plus applicable margins. As of September 30, 2003, the Company had $18.8 million outstanding under the term loan with the applicable interest rate of 4.10%.

     In the event that the Company terminates the term loan prior to the maturity date, the lenders will receive a prepayment penalty fee from the Company. Proceeds from certain financing transactions are required to be used to prepay the credit facilities. Transactions that require 100% of the proceeds to be used to prepay the credit facilities include permitted asset sales and future debt issuances. In addition, 50% of the proceeds from future equity issuances, excluding the proceeds from the Series B convertible preferred stock issuance described in Note 11, must be used to prepay the credit facilities. The facilities can be used for working capital, general corporate purposes and to repurchase the Company’s outstanding convertible subordinated debt. The Credit Agreement includes customary representations and warranties and covenants. The financial covenants include unrestricted cash, liquidity ratio, fixed charge coverage ratio, tangible net worth and earnings before interest expense, income taxes, depreciation and amortization (EBITDA). During the first quarter of 2003, the Company signed Amendment No. 1 to the Credit Agreement. This amendment clarified the accounting for the redeemable convertible preferred stock in the covenant computations, revised the liquidity ratio and the tangible net worth covenant requirements, and gave bank consent for the repurchase of 100% of the convertible subordinated debentures with cash. During the second quarter of 2003, the Company signed Amendment No. 2 to the Credit Agreement. This amendment extended the deadline by which the stock of certain subsidiaries of the Company was required to be pledged as collateral. The Company was in compliance with all related covenants and restrictions as of September 30, 2003.

     In October 2001, the Company entered into a 5-year loan with Fremont Bank in the amount of $25 million which bears interest at an initial rate of 8% which is then re-measured semi-annually beginning May 2002 at the rate of LIBOR + 3.75% subject to a floor of 8% and a ceiling of 14%. During the third quarter of 2003, the Company signed a letter agreement to amend the Loan and Security Agreement. This amendment reduced the floor rate to 7% effective September 1, 2003. The loan is secured by a security interest in the Company owned buildings in San Jose. Borrowings are payable in equal monthly installments including interest computed on a 20-year amortization schedule until November 1, 2006, at which time the outstanding loan balance will become payable. At September 30, 2003, the Company had $24 million outstanding under this loan. The bank also required that the Company supply a $3 million letter of credit, which is recorded as restricted cash in other assets on the balance sheet as of September 30, 2003.

     In addition to the line of credit, the Company has two outstanding bank guarantees with a European bank, which are required for daily operations such as payroll, import/export duties and facilities. As of September 30, 2003, approximately $3 million is recorded as restricted cash in other current assets on the balance sheet related to these bank guarantees.

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

     Per the private placement agreement, the Company is now obligated to accrue dividends on each share of the Series B convertible preferred stock, compounded on a daily basis at the rate of 10% per annum. The undeclared preferred stock dividends are forfeited in the event of conversion. Accrued dividends were $1.3 million and $3.6 million for the three months and nine months ended September 30, 2003. In addition to the dividend accrual, the Company is recording accounting charges associated with the accretion of the 125% redemption premium and the amortization of the beneficial conversion feature. The redemption premium of $17.8 million is calculated based on a redemption value of $62.5 million. Accretion of the redemption premium was $382,000 and $1.1 million for the three months and nine months ended September 30, 2003. The beneficial conversion feature of $17.6 million is computed based on the difference between the conversion price of the preferred equity and the fair market value of the Company’s common stock on January 21, 2003. Amortization of the beneficial conversion feature was $349,000 and $1.0 million for the three months and nine months ended September 30, 2003. These amounts are being amortized using the net interest method.

     The sale and issuance of the Series B convertible preferred stock to Vista followed the approval of the transaction by the Company’s shareholders at the Special Meeting of Shareholders on January 21, 2003. Pursuant to Vista’s contractual rights, following the sale and issuance of the Series B convertible preferred stock, Vista elected two new members to the Company’s Board of Directors.

Note 12: Accounting Change

     On January 1, 2003, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations”. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets.

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

     With the adoption of SFAS 143, the Company recorded all asset retirement obligations, at estimated fair value, for which the Company has legal obligations. Essentially all of these asset retirement obligations are related to the restoration and refurbishment of leasehold improvements for leased properties. This accounting change resulted in an increase in long-term assets of $0.5 million; an increase in long-term liabilities of $1.2 million and in short term liabilities of $0.2 million; and a cumulative effect of adoption that reduced shareholders’ equity and 2003 net earnings by $0.8 million. Additionally, SFAS 143 results in ongoing charges related to the depreciation of the assets and accretion of the liability. For the three and nine months ended September 30, 2003, the Company recognized SFAS 143 related operating charges totaling $118,000 and $192,000, respectively. For the three and nine months ended September 30, 2002, SFAS 143 related operating charges would have been immaterial and, therefore, pro forma amounts are not presented on the Statement of Operations. The balance of the Company’s asset retirement obligation at September 30, 2003 was $1.5 million.

Note 13: Recent Accounting Pronouncements

     SFAS No. 149

     In April 2003, the Financial Accounting Standard Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

     SFAS No. 150

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company’s consolidated financial statements.

Note 14: Segment Information

     Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company’s operations are reported in two operating segments, which are product and services. All financial segment information required by SFAS No. 131 is disclosed in the consolidated financial statements.

Note 15: Contingencies

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

     In December 2000, the Company entered into a Master Services Agreement (the “Master Agreement”) with Electronic Data Systems Corporation (EDS) pursuant to which the Company agreed to outsource certain of its information technology (IT) needs to EDS. A dispute has arisen between the parties over the services and charges to be performed and paid under the Master Agreement. In May 2003, the Company terminated the Master Agreement for EDS’ breach of the Master Agreement. On May 20, 2003, EDS made a demand for arbitration with the American Arbitration Association pursuant to the Master Services Agreement. EDS alleges that the Company breached the Master Agreement and implied warranties associated with the Master Agreement, committed fraud, engaged in negligent misrepresentation and therefore EDS is entitled to approximately $26 million in damages plus reasonable attorneys’ fees. On June 11, 2003, the Company filed its answer and counterclaims pursuant to which the Company denied every allegation made by EDS, denied that EDS is owed any amount in damages, and counterclaimed that EDS breached the Master Agreement, committed fraud, engaged in fraudulent and unfair business practices and therefore the Company is entitled to damages, restitution and disgorgement in an amount to be proven in the arbitration. The arbitration hearing is scheduled to begin February 17, 2004.

Note 16: Subsequent Events

     On October 1, 2003, the Company and MCI WorldCom Communications, Inc. (“MCI”) executed an amendment of the Global Services Agreement between the parties pursuant to which MCI provides certain telecommunications and managed network services to the Company. Among other things, the amendment provided for the reduction of the Company’s minimum annual purchase commitment from $14 million to $7 million and extended the term of the agreement from an expiration of April 2006, to an expiration in 2009, six years from the amendment date. The reduction in the minimum annual purchase commitment will result in the reversal of $3.7 million in accrued expenses in the fourth quarter of 2003. Such amendment commenced effective as of September 30, 2003 after the official committee of unsecured creditors in MCI’s bankruptcy approved the terms of such amendment on October 14, 2003 and the order of the Bankruptcy Court became non-appealable on October 24, 2003.

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

Forward-looking Statements

     The matters discussed in this report including, but not limited to, statements relating to (i) the Company’s anticipated gross margin levels; (ii) changes in anticipated spending levels in capital expenditures, research and development, selling, general and administrative expenses; and (iii) the adequacy of our financial resources to meet currently anticipated cash flow requirements for the next twelve months are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Forward-looking statements may be identified by phrases such as “we anticipate”, “are expected to”, and “on a forward-looking basis”, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Specific factors that could cause actual earnings per share results to differ include a potentially prolonged period of generally poor economic conditions that could impact our customers’ purchasing decisions; the hiring and retention of key employees; changes in product line revenues; insufficient, excess, or obsolete inventory and variations in valuation; and foreign exchange rate fluctuations. For a discussion of these and other risks related to our business, see the section entitled “Business Environment and Risk Factors” below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

Background

     Aspect Communications Corporation (Aspect or the Company) is one of the world’s largest companies focused exclusively on contact center solutions, and one of the only ones that unifies workforce, information and communications to deliver exceptional customer service. The Aspect brand is trusted by more than 75 percent of the Fortune 50, and more than three million customer sales and service professionals worldwide rely on Aspect’s mission-critical business communications solutions. The Company’s leadership is based on 18 years of expertise gained from more than 8,000 successful implementations worldwide. Aspect is headquartered in San Jose, California, with 24 offices in 11 countries around the world.

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

     Revenue reserves: An estimate of the revenue reserve for losses on receivables resulting from customer returns is recorded as a reduction in revenues. The revenue reserve is estimated based on an analysis of the historical rate of returns of product and services arrangements. The accuracy of the estimate is dependent on the rate of future returns being consistent with the historical rate. If the rate of actual returns is greater than the historical rate, then the revenue reserve may not be sufficient to provide for actual losses. The revenue reserve was $1.6 million as of September 30, 2003.

     Allowance for doubtful accounts: The Company’s management must make estimates of the uncollectibility of accounts receivable. Management specifically analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $46 million, net of allowance for doubtful accounts of $4.7 million as of September 30, 2003.

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

     Significant management judgment is required in determination of the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has a valuation allowance of $84 million as of September 30, 2003, due to uncertainties related to the Company’s ability to utilize all of its deferred tax assets, primarily consisting of certain net operating losses carried forward and research tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could favorably impact its results of operations.

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

     Impairment of long-lived assets: The Company’s long-lived assets include property and equipment, long term investments, goodwill and other intangible assets. The fair value of the long-term investments is dependent on the performance of the companies in which the Company has invested, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments, the Company considers these factors as well as the forecasted financial performance of its investees. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During 2002, the Company recognized $9 million of impairment losses related to its long-term investments. As of September 30, 2003, the carrying value of the Company’s long-term investments was $150,000.

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

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company discontinued the amortization of its recorded goodwill, identified its reporting units based on its current segment reporting structure and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units.

     The Company determined the fair value of its reporting units utilizing discounted cash flow models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated that an impairment might exist for the Company’s Products reporting unit. The Company then performed Step 2 under SFAS No. 142 during the second quarter of 2002 and compared the carrying amount of goodwill in the Products reporting unit to the implied fair value of the goodwill and determined that an impairment loss existed. This impairment is primarily attributable to the change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principle Board Opinion No. 17 Intangible Assets, to the fair value approach, which is stipulated in SFAS No. 142 and the requirement under SFAS No. 142 to evaluate goodwill impairment at the reporting unit level. A non-cash charge totaling $51.4 million was recorded as a change in accounting principle effective January 1, 2002, to write-off the goodwill related to the Products segment. The remaining recorded goodwill for the Services segment is $2.7 million as of September 30, 2003. In the first quarter of 2003, the Company performed an annual test on the remaining goodwill per SFAS No. 142 requirements and found no additional impairment existed.

     During the third quarter of 2002, the Company identified indicators of impairment of acquired assets relating to previous acquisitions. These indicators included the deterioration in the business outlook, recent changes in strategic plans and revised future net cash flow for certain acquired intangible assets. Therefore, the Company compared these future net cash flows to the respective carrying amounts attributable to the acquired intangible assets and determined that an impairment existed. As a result, during the third quarter of 2002, the Company recorded a total impairment charge of $38.6 million. Of this charge, $37.6 million related to acquired technology and was recorded within cost of revenues, while $1.0 million related to customer base and sales channels acquired and was recorded within selling, general and administrative expenses.

     During the third quarter of 2003, the Company recorded an impairment charge of $2.0 million related to a software license agreement that had been identified as having no future viability within the Company’s product line. The charge was recorded within cost of revenues.

     Restructuring reserve: In fiscal years 2002 and 2001, the Company reduced its workforce by 22% and 28%, respectively, and consolidated selected facilities in its continuing effort to better optimize operations. At that time a restructuring reserve was established based on estimated costs for severance and outplacement, consolidation of facilities, legal and other. Due to the decline in the commercial real estate market, it was expected that the abandoned leased facilities would be vacant for several quarters or through the end of the lease term. If the facilities were subleased, it would be at rates below current contractual requirements. The Company recorded a charge related to the facilities abandonment, based on the difference between the expected cash outflows and the expected cash inflows related to these vacated properties. The Company periodically reviews factors such as further declines in the commercial real estate markets and its ability to terminate leases, and based on these reviews, the Company adjusts its restructuring reserve, as necessary. The restructuring reserve balance was $17.9 million as of September 30, 2003.

Results of Operations

     The following table sets forth statements of operations data for the three and six months ended September 30, 2003 and 2002 expressed as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues:
Software license	20%	22%	19%	21%
Hardware	13%	17%	12%	17%
Services:
Software license updates and product support	59%	51%	60%	52%
Professional services and education	8%	10%	9%	10%

Services	67%	61%	69%	62%

Total net revenues	100%	100%	100%	100%

Cost of revenues:
Cost of software license revenues	5%	44%	5%	18%
Cost of hardware revenues	10%	13%	10%	15%
Cost of services revenues	28%	31%	29%	33%

Total cost of revenues	43%	88%	44%	66%

Gross margin	57%	12%	56%	34%

Operating expenses:
Research and development	13%	14%	15%	15%
Selling, general and administrative	29%	38%	29%	40%
Restructuring charges	—	23%	1%	7%

Total operating expenses	42%	75%	45%	62%

Income (loss) from operations	15%	(63%)	11%	(28%)
Interest income	1%	1%	1%	1%
Interest expense	(2%)	(3%)	(2%)	(3%)
Other income (expense)	0%	3%	0%	(1%)

Income (loss) before income taxes	14%	(62%)	10%	(31%)
Provision (benefit) for income taxes	3%	0%	2%	(10%)

Net income (loss) before cumulative effect of change in accounting principle	11%	(62%)	8%	(21)%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Cumulative effect of change in accounting principle	—	—	(1)%	(17%)

Net income (loss)	11%	(62%)	7%	(38%)
Accrued preferred stock dividend, accretion of redemption premium, and amortization of beneficial conversion feature	(2%)	—	(2%)	—

Net income (loss) attributable to common shareholders	9%	(62%)	5%	(38%)

Revenues

     Net revenues decreased by 4% to $92.6 million in the third quarter of 2003, from $96.5 million in the corresponding period of 2002. Net revenues for the first nine months of 2003 decreased by 11% to $266.5 million from $299.1 million in the first nine months of 2002. The decrease primarily related to a decline in net hardware sales and associated professional services, resulting from unfavorable global economic conditions. The protracted economic and business uncertainty has led to reluctance by many of our customers to resume capital spending to historical levels in 2003.

     Net revenues in the Americas, which include the United States, Canada, Mexico, and Latin America, decreased by 2% to $59.8 million in the third quarter of 2003, from $61.0 million in the corresponding period of 2002 and represented 65% and 63% of the Company’s total revenue, respectively. For the first nine months of 2003, net revenues in the Americas decreased by 11% to $177.2 million, from $199.8 million in the corresponding period of 2002, both representing 67% of the Company’s total revenue. The slowdown in the U.S. economy, over-capacity, and related constraints on capital spending have led to lower capital spending in the telecommunications, financial, travel, retail, and government industries as compared with historical levels. Sales outside the Americas decreased by 8% to $32.8 million in the third quarter of 2003 from $35.5 million in the corresponding period of 2002. For the first nine months of 2003, sales outside the Americas decreased by 10% to $89.3 million from $99.4 million in the corresponding period of 2002. The decline in revenues outside the Americas was due to a weakened global economy.

     Software license revenues decreased by 13% to $18.7 million in the third quarter of 2003, from $21.5 million in the corresponding period of 2002. Software license revenues for the first nine months of 2003 decreased by 20% to $50.0 million from $62.2 million in the first nine months of 2002. The decrease in license revenues was primarily due to a global economic downturn and business uncertainty resulting in an overall reduction in capital spending by customers.

     Hardware revenues decreased by 28% to $11.6 million in the third quarter of 2003 from $16.0 million in the corresponding period of 2002. Hardware revenues for the first nine months of 2003 decreased 38% to $31.9 million from $51.6 million in the corresponding period of 2002. The decrease in hardware revenues was primarily due to a weakened global economy and a declining demand for traditional call center solutions.

     Services revenues overall increased 6% to $62.3 million in the third quarter of 2003 from $58.9 million in the corresponding period of 2002. Software license updates and product support increased 10% while professional services and education decreased 15% from the corresponding period in 2002. Overall services revenues for the first nine months of 2003 remained relatively constant at approximately $185 million compared to the corresponding period of 2002. Software license updates and product support increased 10% and 4% for the third quarter and first nine months of 2003 while professional services and education decreased 15% and 23%, respectively. The increase in software license updates and product support was driven by increased contract renewals. The decrease in professional services and education services revenues resulted, primarily, from lower consulting and installation in 2003 as compared to 2002 which corresponds with lower license sales and lower product sales.

Gross Margin

     Gross margin on total revenues increased to 57% in the third quarter of 2003 from 12% in the corresponding period of 2002. Gross margin increased to 56% for the first nine months of 2003 from 34% in the corresponding period of 2002. The decline in gross margin in 2002 was primarily due to $38 million of intangible assets impairment charges. Other changes in the Company’s gross margins generally resulted from revenue mix and from continued operating efficiencies.

     Gross margin on software license revenues increased to 74% in the third quarter of 2003 from negative 98% in the corresponding period of 2002. Gross margin on software license revenues increased to 76% for the first nine months of 2003 from 14% in the first nine months of 2002. Cost of software license revenues includes third party software royalties, product packaging, and documentation. The increases were due to lower intangible asset amortization and impairment costs in the third quarter and first nine months of 2003, as compared to the same periods in 2002, partially offset by lower revenue volumes with fixed cost components. Impairment of intangible assets was $2.0 million for the three and nine months ended September 30, 2003 and $37.6 million for the same periods in 2002. Amortization of intangible assets was $1.2 million and $2.9 million for the three months ended September 30, 2003 and 2002, respectively and $3.7 million and $10.5 million for the nine months ended September 30, 2003 and 2002, respectively. On a forward-looking basis, the Company expects overall license margins to increase.

     Gross margin on hardware revenues decreased to 20% in the third quarter of 2003 from 21% in the corresponding period of 2002. Gross margins on hardware revenues decreased to 11% for the first nine months of 2003 from 12% in the corresponding period of 2002. Cost of hardware revenues include labor, materials, overhead, and other directly allocated costs involved in the manufacture and delivery of the products. On a forward-looking basis, the Company expects hardware margins to decrease.

     Gross margin on services revenues increased to 59% in the third quarter of 2003 from 49% in the corresponding period of 2002. Gross margin on services revenues increased to 58% for the first nine months of 2003 from 47% for the first nine months of 2002. Cost of services revenues consists primarily of employee salaries and benefits, facilities, systems costs to support maintenance, consulting and education. The increase in services margin was primarily due to a decrease in employee salaries and benefits as a result of workforce adjustments and other cost reduction activities implemented throughout 2002. On a forward-looking basis, the Company expects overall service margins to increase slightly.

Operating Expenses

     Research and development (“R&D”) expenses relate to the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities, systems costs, and consulting expenses. R&D expenses decreased by 10% to $12.3 million in the third quarter of 2003, from $13.6 million in the corresponding period of 2002. R&D expenses decreased 14% to $37.9 million for the first nine months of 2003 from $44.1 million in the first nine months of 2002. The decline in R&D expenses was due to a decrease in employee salaries and benefits as a result of workforce reductions in the latter part of 2002, representing approximately 9% of its workforce, and a decrease in depreciation expense due to reduced capital spending. As a percentage of net revenues, R&D expenses were 13% and 14% for the third quarter of 2003 and 2002, respectively and 15% for the first nine months of 2003 and 2002. The Company anticipates, on a forward-looking basis, that R&D expenses in dollars will decrease slightly.

     Selling, general and administrative (“SG&A”) expenses consist primarily of employee salaries and benefits, commissions, facilities, systems costs, certain reserves and administrative support. SG&A expenses decreased by 26% to $26.8 million in the third quarter of 2003, from $36.3 million in the corresponding period of 2002. SG&A expenses decreased by 35% to $77.3 million in the first nine months of 2003 from $118.8 million in the first nine months of 2002. The decline in SG&A expenses was primarily due to a decrease in headcount and sales support infrastructure, both of which resulted from workforce adjustments in the latter part of 2002 representing approximately 22% of its workforce. Additionally the third quarter and first nine months of 2002 included $1.1 million in intangible assets impairment charges. Depreciation, amortization and bad debt expenses decreased in 2003. Depreciation expense decreased due to reduced capital spending and amortization expense decreased due to the impairment of intangibles in 2002. The third quarter of 2003 included a reversal of bad debt reserves of $478,000 compared to $2.9 million bad debt expense in the same period in 2002. The first nine months of 2003 included a bad debt reserve release of $4.1 million compared to $5.7 million of bad debt expense in the corresponding period of 2002. The release of bad debt reserves was the result of collection of previously reserved receivables. SG&A expenses as a percentage of net revenues were 29% in the third quarter of 2003 and 38% in the corresponding period of 2002 and 29% and 40% for the first nine months of 2003 and 2002, respectively. On a forward-looking basis, the Company anticipates that SG&A expenses in dollars will remain relatively flat.

Interest and Other Income (Expense)

     Interest income represents, primarily, earnings on short-term investments. Interest income for the third quarter of 2003 decreased by 36% to $650,000 from $1.0 million in the corresponding period in 2002. In the first nine months of 2003 interest income decreased by 16% to $2.5 million from $2.9 million in the first nine months of 2002. The decrease is the result of lower rates of return in 2003 and lower cash and short-term investment balances in the third quarter of 2003 due to the repurchase of substantially all of the convertible subordinated debentures.

     Interest expense decreased by 48% to $1.5 million in the third quarter of 2003, from $2.8 million in corresponding period of 2002. Interest expense decreased by 29% to $6.5 million in the first nine months of 2003 compared to $9.1 million in the corresponding period of 2002. Interest expense represents interest on the Company’s convertible subordinated debentures as well as interest resulting from additional short-term and long-term borrowings. The decrease in interest expense was due to fewer outstanding convertible subordinated debentures in the first nine months of 2003 as compared to the same period in 2002 due to the repurchase of substantially all of the convertible subordinated debentures.

     Net other income (expense) decreased to $376,000 expense in the third quarter of 2003 from $3.4 million income in the corresponding period of 2002, due to a $3.1 million gain on extinguishment of debt in the third quarter of 2002 resulting from the repurchase of convertible subordinated debentures. For the first nine months of 2003, net other expense decreased to $277,000 from $1.5 million in 2002, due to a second quarter 2002, non-cash $8.9 million write down of a long-term investment for which the Company determined a decline in value that was other than temporary, partially offset by $7.2 million gain on extinguishment of debt resulting from the repurchase of convertible subordinated debentures.

Provision (Benefit) for Income Taxes

     The Company recorded an income tax provision of $2.6 million for the third quarter of 2003 compared with a $377,000 provision for the corresponding period of 2002. For the first nine months of 2003, the Company recorded a total income tax provision of $5.1 million compared to a tax benefit of $28.0 million for the first nine months of 2002. Since the Company has a full valuation allowance against its deferred tax assets, the tax provision for the nine months of 2003 is the result of current tax expense in foreign and state jurisdictions. The Company has sufficient federal net operating losses to offset current U.S. taxable income. The tax benefit for the third quarter and first nine months of 2002 was due to a change in the tax law during the quarter that extended the net operating loss carryback period for federal income tax purposes from 2 years to 5 years for losses incurred in 2001 and 2002. As a result of the tax law change, the Company received a current tax benefit for the carryback of its tax loss incurred in 2001.

Cumulative Effect of Change in Accounting Principle

     The cumulative effect of change in accounting principle of $0.8 million and $51.4 million for the nine months ended September 30, 2003 and 2002, respectively, relates to the Company’s adoption of SFAS 143, Accounting for Asset Retirement Obligation and adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

Liquidity and Capital Resources

     As of September 30, 2003, cash, cash equivalents, and short-term investments totaled $126.7 million, which represented 45% of total assets and the Company’s principal source of liquidity. In addition, the Company had restricted cash of $5.9 million related to certain bank guarantees and letter of credit agreements.

     The net cash provided by operating activities was $68.5 million for the first nine months of 2003, and $70.0 million in the corresponding period of 2002. In 2002, significant non-cash adjustments contributing to the cash provided by operating activities were $51.4 million for the cumulative effect of change in accounting principle, depreciation, amortization and impairment charges of $86.3 million and interest expense on convertible subordinated debentures of $7.0 million. The main contributors to net cash provided by operating activities in the first nine months of 2003 were improved profitability and improved cash collection of outstanding account receivable balances. Significant non-cash adjustments contributing to the cash provided by operating activities were depreciation, amortization and impairment totaling $24.8 million, interest expense on convertible subordinated debentures of $4.4 million and $0.8 million for the cumulative effect of change in accounting principle.

     The net cash provided by investing activities was $8.1 million in the first nine months of 2003, while net cash used in investing activities was $26.2 million in the corresponding period of 2002. Net cash provided by investing activities in the first nine months of 2003 related to net short-term investment sales and maturities of $11.3 million, offset by property and equipment purchases of $3.1 million.

     The net cash used in financing activities was $84.0 million in the first nine months of 2003 compared to $50.7 million in the corresponding period of 2002. Net cash used in financing activities in the first nine months of 2003 was due to the repurchase of $128.4 million of convertible subordinated debentures and payments on borrowings of $5.1 million offset by net proceeds of $43.6 million related to the issuance of Series B preferred stock and $6.4 million proceeds from issuance of common stock relating to the employee stock purchase plan and the exercise of employee stock options.

     The Company incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of convertible subordinated debentures in August 1998. In the first quarter of 2003 the Company paid $5.6 million to repurchase convertible debentures in the open market. These repurchases reduced the principal amount of the convertible debentures due at maturity from $314 million to $300 million. On July 15, 2003, the Company issued a repurchase notice to all holders of its currently outstanding zero coupon convertible subordinated debentures. Debenture holders had the option to surrender their debentures to the Company for repurchase. The Company was obligated to purchase all debentures properly tendered on August 11, 2003 at a repurchase price of $412 for each $1,000 principal amount at maturity. In connection with the repurchase, the Company paid $122.8 million in cash to repurchase $298 million in principal amount at maturity of the Company’s outstanding debentures due in 2018. The payment of the repurchase price on repurchased notes was made entirely in cash on August 12, 2003, the business day following the repurchase date. As of September 30, 2003 there was $2.3 million in principal amount at maturity of debentures outstanding with an aggregate cash repurchase price of approximately $1 million. Under the terms of the debentures, the Company may redeem the remaining outstanding debentures in whole or in part at its option at any time on or after August 12, 2003, at a price equal to the issue price plus the accrued original issue discount up to the redemption date. The repurchase of the zero coupon convertible subordinated debentures significantly reduced the Company’s cash balance.

     On August 9, 2002, the Company entered into a Credit Agreement with Comerica Bank-California as administrative agent and CIT Business Credit as collateral agent that provides the Company with a $25 million revolving loan facility and a $25 million senior secured term loan. The revolver has a three-year term and is secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the revolver include a Eurocurrency Rate and a Base Rate plus the applicable margins adjusted on a quarterly basis. Availability under the revolver also includes up to $5 million in the aggregate in stand-by letters of credit. As of September 30, 2003, the Company had no amounts outstanding under the revolver and has utilized $1 million in letters of credit. The term loan has a four-year term. The term loan is also secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the term loan include a Eurocurrency Rate and Base Rate plus applicable margins. As of September 30, 2003, the Company had $18.8 million outstanding under the term loan with the applicable interest rate of 4.10%.

     In the event that the Company terminates the term loan prior to the maturity date, the lenders will receive a prepayment penalty fee from the Company. Mandatory prepayment of the facilities is required from 100% of permitted asset sales, 100% of the proceeds from future debt issuances and 50% of the proceeds from future equity issuances, excluding the proceeds from the Series B convertible preferred stock issuance described in Note 11. The facilities can be used for working capital, general corporate purposes and to repurchase the Company’s outstanding convertible subordinated debt. The Credit Agreement includes customary representations and warranties and covenants. The financial covenants include unrestricted cash, liquidity ratio, fixed charge coverage ratio, tangible net worth and earnings before interest expense, income taxes, depreciation and amortization (EBITDA). During the first quarter of 2003, the Company signed Amendment No. 1 to the Credit Agreement. This amendment clarified the accounting for the redeemable convertible preferred stock in the covenant computations, revised the liquidity ratio and the tangible net worth covenant requirements, and gave bank consent for the repurchase of 100% of the convertible subordinated debentures with cash. During the second quarter of 2003 the Company signed Amendment No. 2 to the Credit Agreement. The agreement extended the deadline by which the stock of certain subsidiaries of the Company was required to be pledged as collateral. The Company was in compliance with all related covenants and restrictions as of September 30, 2003.

     In October 2001, the Company entered into a 5-year loan with Fremont Bank in the amount of $25 million which bears interest at an initial rate of 8% which is then re-measured semi-annually beginning May 2002 at the rate of LIBOR + 3.75% subject to a floor of 8% and a ceiling of 14%. During the third quarter of 2003, the Company signed a letter agreement to amend the Loan and Security Agreement. This amendment reduced the floor rate to 7% effective September 1, 2003. The loan is secured by a security interest in the Company owned buildings in San Jose. Borrowings are payable in equal monthly installments including interest computed on a 20-year amortization schedule until November 1, 2006, at which time the outstanding loan balance will become payable. At September 30, 2003, the Company had $24 million outstanding under this loan. The bank also required that the Company supply a $3 million letter of credit, which is recorded as restricted cash in other assets on the balance sheet as of September 30, 2003.

     In addition to the line of credit, the Company has two outstanding bank guarantees with a European bank that are required for daily operations such as payroll, import/export duties and facilities. As of September 30, 2003, approximately $3 million is recorded as restricted cash in other current assets on the balance sheet related to these bank guarantees.

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

     The Company believes that cash, cash equivalents, and short-term investments will be sufficient to meet our operating cash needs for at least the next twelve months. However, the Company continually evaluates opportunities to improve its cash position by selling additional equity, debt securities, obtaining and re-negotiating credit facilities, and restructuring our long-term debt. The sale of additional equity or convertible debt securities could result in additional dilution to the Company’s stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the repurchase and retirement of debt, which might affect the Company’s liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Recent Developments

     On October 1, 2003, the Company and MCI WorldCom Communications, Inc. (“MCI”) executed an amendment of the Global Services Agreement between the parties pursuant to which MCI provides certain telecommunications and managed network services to the Company. Among other things, the amendment provided for the reduction of the Company’s minimum annual purchase commitment from $14 million to $7 million and extended the term of the agreement from an expiration of April 2006, to an expiration in 2009, six years from the amendment date. The reduction in the minimum annual purchase commitment will result in the reversal of $3.7 million in accrued expenses in the fourth quarter of 2003. Such amendment commenced effective as of September 30, 2003 after the official committee of unsecured creditors in MCI’s bankruptcy approved the terms of such amendment on October 14, 2003 and the order of the Bankruptcy Court became non-appealable on October 24, 2003.

Effect of Recent Accounting Pronouncements

     SFAS No. 149

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

     SFAS No. 150

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company’s consolidated financial statements.

Business Environment and Risk Factors

     The Overall Economic Climate Continues to Be Weak: Our products typically represent substantial capital commitments by customers, involving a potentially long sales cycle. As a result, customer purchase decisions may be significantly affected by a variety of factors including trends in capital spending for telecommunications and enterprise software, market competition, and the availability or announcement of alternative technologies. Continued weakness in global economic conditions has resulted in many of our customers delaying and/or reducing the size of their capital spending decisions. If the economy continues to be weak, demand for the Company’s products and services could decrease resulting in lower revenues.

     The Convergence of Voice and Data Networks Creates a Technology Inflection Point in which Incumbent Vendors May Be Displaced: Historically, we have supplied the hardware, software, and associated support services for implementing call center solutions. Our approach to this convergence has been to provide migration and integration of existing telephony environments with networks in which voice traffic is routed through data networks. This integration is provided by a software infrastructure that requires enterprise-level selling and deployment of enterprise-wide solutions that integrate a company’s voice and data infrastructure. The risks involved in this industry transition include the following:

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

     Our Service Revenues Are Dependent on Our Installed Base of Customers: We derive a significant portion of our revenues from services, which include software upgrades, support, consulting, and training. As a result, if we lose a major customer or if a support contract is delayed, reduced or cancelled, our revenues would be adversely affected. In addition, customers who have accounted for significant service revenues in the past may not generate revenues in future periods. Our failure to obtain new customers or additional orders from existing customers could also materially affect our operating results.

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

     Acts of Terrorism and War May Impact our Business: The threat of terrorist attacks continued international violence and war in various locations around the world have increased uncertainty with the worldwide economic environment. Such uncertainty may impact our business in that customers may be less likely to make purchases under these circumstances. Additionally, should a future act of terrorism, war or violence occur, the impact on our sales and business is unknown.

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

     Revisions to generally accepted accounting principles will require us to review our accounting and financial reporting procedures in order to ensure continued compliance with required policies. From time to time, such changes may have a short-term impact in the reporting that we do, and these changes may impact market perception of our financial condition:

•	Pending or new legislation may lead to an increase in our costs related to audits in particular and regulatory compliance generally;

•	Pending or new legislation may force us to seek other service providers for non-audit related services, which may raise costs; and/or

•	Changes in the legal climate may lead to additional liability fears, which may result in increased costs.

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

     Our failure to grow and maintain our relationships with systems integrators or value-added resellers could impact our ability to market and implement our products and reduce future revenues: Failure to establish or maintain relationships with systems integrators or value-added resellers would significantly harm our ability to license our products. Systems integrators and value added resellers install and deploy our products, and perform custom integration of systems and applications. If these relationships fail, we will have to devote substantially more resources to the sales and marketing, implementation and support of our products than we would have had to otherwise. In addition, there could be channel conflict among our varied sales channels, which could harm our business, financial condition or results of operations.

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

     We Are Dependent on Key Personnel: We depend on certain key management and technical personnel and on our ability to attract and retain highly qualified personnel in labor markets characterized by high turnover among, high demand for, and limited supply of, qualified people. We have recently undergone significant changes in senior management and other personnel and may experience additional changes as a result of our shift from supplying telecommunications equipment to becoming a provider of contact server software, and associated software applications. For example, we announced in August 2003 the transition of our chairman, president and chief executive officer to pursue other interests and the appointment of an interim chairman and an interim president and chief executive officer while a formal internal and external search for a president and chief executive officer is conducted. Our failure to appoint a qualified chief executive officer, or to recruit, retain and motivate qualified personnel, could be disruptive to our operations, which could have a material adverse effect on our operating results.

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

     We Intend to Upgrade and/or Replace Certain Parts of Our Information Systems and May Not Be Successful in Implementing the Changes: We intend to upgrade and/or replace certain information systems that support our operations, including systems to manage order processing, shipping, support entitlement, accounting and internal computing operations. Many of these systems are proprietary to us and are very complex. We may not be successful in implementing these new systems and transitioning data from our old to the new systems. Any failure or significant downtime in our information systems could prevent us from taking customer orders, shipping products, providing services or billing customers and could harm our business. In addition, our information systems require the services of personnel with extensive knowledge of these information systems and the business environment in which we operate. In order to successfully implement and operate our systems, we must be able to attract and retain a significant number of highly skilled employees. If we fail to attract and retain the highly skilled personnel required to implement, maintain and operate our information systems, our business could suffer.

     We May Experience Difficulty Subleasing our Facilities: The real estate market for office space is weak. This has reduced and may continue to reduce our ability to sublease our excess office space and to charge reasonable lease rates.

     Our Operations Are Geographically Concentrated and We Are Subject to Business Interruption Risk: Significant elements of our product development, manufacturing, information technology systems, corporate offices, and support functions are concentrated at a single location in the Silicon Valley area of California. We also concentrate sales, administrative, and support functions and related infrastructure to support our international operations at our U.K. offices. In the event of a natural disaster, such as an earthquake or flood, or localized extended outages of critical utilities or transportation systems, that affects us, our customers or our suppliers, we could experience a significant business interruption.

Financial/Capital Market Risks

     We Have Debt and Debt Service Obligations: We entered into a credit agreement in August 2002, which provides the Company with a $25 million revolving loan facility and a $25 million senior secured term loan. We had $18.8 million outstanding under the term loan and no amounts outstanding under the revolver and have utilized $1.1 million in letters of credit at September 30, 2003. We obtained a loan totaling $25 million in October 2001 secured by our buildings in San Jose. We had $24 million outstanding under the loan at September 30, 2003.

     The recently concluded repurchase of the convertible subordinated debentures for $122.8 million has reduced our cash position substantially. A reduced cash position could force us to forego using cash for other corporate purposes, or to forego other corporate opportunities of interest, that previously we might have exploited with a greater cash position. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.

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

     The Price of Our Common Stock Is Volatile: We operate in a rapidly changing high-technology industry that exhibits significant stock market volatility. Accordingly, the price of our common stock may be subject to significant volatility. Our past financial performance is not necessarily a reliable indicator of future performance and historical data should not be used to predict future results or trends. For any given quarter, a shortfall in our operating results from the levels expected by securities analysts or others could immediately and adversely affect the price of our common stock. If we do not learn of such shortfalls until late in a fiscal quarter, there could be an even more immediate and adverse effect on the price of our common stock. In addition, the relatively low trading volume of our common stock could exacerbate this volatility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to the information appearing under the caption “Quantitative and Qualitative Disclosures About Market Risk” of the Registrant’s 2002 Annual Report on Form 10-K, which information is hereby incorporated by reference. The Company believes there were no material changes in the Company’s exposure to financial market risk during the third quarter of 2003.

Item 4. Controls and Procedures

     The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer as of the end of the period being reported on of this Quarterly Report on Form 10-Q. The Company believes its pre-existing disclosure controls and procedures are adequate to enable it to comply with its disclosure obligations. The Company also has established a Disclosure Committee, which consists of certain members of the Company’s senior management. The Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since the date of the evaluation of internal controls, no significant changes have been made that could significantly affect these controls.

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

     In December 2000, the Company entered into a Master Services Agreement (the “Master Agreement”) with Electronic Data Systems Corporation (EDS) pursuant to which the Company agreed to outsource certain of its information technology (IT) needs to EDS. A dispute has arisen between the parties over the services and charges to be performed and paid under the Master Agreement. In May 2003, the Company terminated the Master Agreement for EDS’ breach of the Master Agreement. On May 20, 2003 EDS made a demand for arbitration with the American Arbitration Association pursuant to the Master Services Agreement. EDS alleges that the Company breached the Master Agreement and implied warranties associated with the Master Agreement, committed fraud, engaged in negligent misrepresentation and therefore EDS is entitled to approximately $26 million in damages plus reasonable attorneys’ fees. On June 11, 2003, the Company filed its answer and counterclaims pursuant to which the Company denied every allegation made by EDS, denied that EDS is owed any amount in damages, and counterclaimed that EDS breached the Master Agreement, committed fraud, engaged in fraudulent and unfair business practices and therefore the Company is entitled to damages, restitution and disgorgement in an amount to be proven in the arbitration. The arbitration hearing is scheduled to begin February 17, 2004.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

10.98a	Separation Agreement and Mutual Release dated as of September 26, 2003 between the Registrant and Beatriz Infante

10.101	Letter Agreement dated as of August 12, 2003 between the Registrant and Fremont Bank regarding an amendment to the Loan and Security Agreement dated September 28, 2001

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) [Section 302]

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14 (a) [Section 302]

32.1	Certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K

     The Company filed two reports on Form 8-K during the quarter ended September 30, 2003 as follows:

Date	Item Reported On

July 17, 2003	Item 9. On July 17, 2003, the Company announced its earnings results for the second quarter of 2003

July 31, 2003	Item 12. On July 31, 2003, the Company filed a current report relating to an August 2003 presentation

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT COMMUNICATIONS CORPORATION

(Registrant)

By: /s/ GARY A. WETSEL

Gary A. Wetsel
Executive Vice President, Finance, Chief Financial Officer, and
Chief Administrative Officer

Date: November 10, 2003

EXHIBIT INDEX

10.98a	Separation Agreement and Mutual Release dated as of September 26, 2003 between the Registrant and Beatriz Infante

10.101	Letter Agreement dated as of August 12, 2003 between the Registrant and Fremont Bank regarding an amendment to the Loan and Security Agreement dated September 28, 2001

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) [Section 302]

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) [Section 302]

32.1	Certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002