Form 10-K
period 2003-12-31
ASPECT COMMUNICATIONS CORP
filed 2004-02-18
CIK 779390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 or

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

Common Stock, $0.01 par value

(Title of class)

Preferred Share Purchase Rights

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act)     Yes ☑          No ☐.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003, was $189,032,250 based upon the last sale price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13G’s filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.

      The number of shares of the Registrant’s Common Stock outstanding as of January 30, 2004, was 57,345,647.

ASPECT COMMUNICATIONS CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Forward-Looking Statements

      The matters discussed in this report including, but not limited to, statements relating to anticipated spending levels for capital equipment, research and development, and selling, general and administrative expenses, adequacy of our financial resources to meet currently anticipated cash flow requirements for the next twelve months, lack of significant changes in financial market risk exposures to the Company, and general economic conditions are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Such forward-looking statements, which may be identified by phrases such as “we anticipate”, “we expect”, and “on a forward-looking basis”, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific factors that may cause results to differ include the hiring and retention of key employees; changes in product line revenues; insufficient, excess, or obsolete inventory and variations in valuation; and foreign exchange rate fluctuations. For a discussion of additional risks, see “Risk Factors”, appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

PART I

Item 1.	Business

Company Overview

      We are a leading provider of software, hardware and services that enable businesses to manage and optimize enterprise communications. We develop, market, license and support an end-to-end, integrated suite of contact center software applications that supports and manages customer communications, customer and contact center information and workforce productivity. Our solutions allow businesses to better service their customers by connecting them to appropriate resources, functionalities or applications, regardless of user location or method of communication. We have focused exclusively on contact center solutions since our inception in 1985. We have a well established global customer base including more than two-thirds of the Fortune 50, in a broad range of industries including transportation, financial services, insurance, telecommunications and outsourcing.

Industry Overview

      The contact center has become an important component of business strategy, evolving from an organizational outpost to a vital strategic resource. Historically, call centers were viewed as a necessary expense for providing customer support. Today, enterprises manage customer communications across a wide variety of technologies, helping transform traditional voice-based call centers into integrated multi-channel contact centers. Contact centers provide valuable customer information that enables enterprises to understand customer buying trends, target markets more effectively, and increase revenue. Therefore, contact centers are now increasingly perceived as profit centers instead of cost centers.

      Evolution of Contact Center Technology. In the mid-1980s, call center technology was limited to the distribution of voice calls to customer service representatives using automatic call distributors, or ACDs. This technology grew to encompass inbound and outbound calls and the coordinated management of multiple call centers. As large numbers of enterprises implemented customer relationship management, or CRM, software systems to record and track front-office customer interactions, it became necessary to integrate contact center solutions with these systems. Computer telephony integration, or CTI, routed customer information along with voice calls to customer service representatives, enabling them to more efficiently service customers. The development of text-to-speech and speech recognition technologies allowed interactive voice response technology, or IVR, to service customers without employing live customer service representatives. The development of workforce management software helped companies automate the complex task of scheduling large workforces with varied skills and responsibilities. Quality monitoring and recording technology also became a critical call center component that enabled companies to constantly evaluate their interactions and processes. The widespread adoption of the Internet in the late 1990s required companies to manage a broader variety of customer contact channels, including e-mail and the Web. Contact center applications are also converging as key contact center functionalities such as those of ACDs, CTI, and IVR are integrated.

      Increased Demand for Open, Standards-Based Solutions. As call center infrastructure technology was developing, call center hardware and software solutions were typically purchased from a single vendor which had its own proprietary architecture and offered limited support for and interoperability with third-party applications and systems. While such systems may have initially provided a complete contact center solution, technological advances and the increasing heterogeneity of technology infrastructures have outpaced the ability of individual proprietary platform vendors to offer a comprehensive end-to-end solution. As a result, there is an increasing demand for open standards-based solutions that can address the full range of contact center needs.

      The Trend Towards Remote Contact Center Solutions. Advances in contact center technology and the reduction of international communications costs have been driving a significant industry trend towards remote call center solutions. Companies save substantial labor costs and are able to more cost-effectively provide around the clock customer support by off-shoring, or moving contact centers to international or other off-site locations, or by outsourcing contact center services to a third party. For example, companies have been moving or outsourcing their contact centers to countries such as India and the Philippines that have large, educated workforces at lower labor costs. The outsourcing and off-shoring of contact center operations and the globalization of customer bases will increase the demand for contact center solutions that can function seamlessly across global data networks and manage the related security and quality control challenges. Many companies are exploring options to centralize the management of contact centers while geographically dispersing agents with the aim of reducing costs while simplifying administration, reporting and analysis.

      Workforce Management and Optimization Challenge. The most significant cost in operating a contact center is personnel and related expenses. The complexity of contact center operations and the related demands being placed on contact center managers create the need for effective tools for forecasting, scheduling, staffing, managing and optimizing contact center operations. Workforce management software allows supervisors to efficiently and effectively manage the challenges of contact center labor. An optimal workforce management solution should help forecast customer demand based on changing business and customer requirements, schedule staff according to agent skill level and customer demand, and plan employee schedules. Also, it should accommodate new communication media as they are added and integrate with training applications so agent training on new products or skills is part of the overall schedule consideration. By matching the contact center operation needs with the individual agent’s schedule preferences and skill sets, contact center managers can improve employee retention and job satisfaction and increase productivity in a cost-effective manner.

      Analytics and Consolidated Reporting. Multiple communications media, geographically dispersed sites and increasing pressures to increase operational efficiency are generating demand for applications that enable users to capture and view data in dynamic and immediate ways. These applications must gather data from a variety of media and contact center applications into an open-standards based repository against which standard tools can be applied for analytics and reporting. They should be dynamic enough to allow users to view high-level operational metrics as well as allow them to view details specific to particular agents. This would enable users to make informed decisions and rapid changes to how customer interactions are being handled based on the depth and breadth of information they can access.

      The Emergence of VoIP. VoIP, together with other Internet technologies is anticipated to be the next major advance in communications. VoIP permits the movement of voice traffic over the Internet using Internet Protocol, improving the performance of a converged system, and typically lowering transmission costs relative to PSTN by enabling the consolidation of networks and the bypass of toll charges for long distance voice. Instead of two separate networks for voice and data, voice calls flow over the data network similar to other communications such as e-mail. Therefore, in order to support VoIP, contact centers will have to employ software-based applications that blend voice, e-mail and Web communications into a single queue and route them intelligently over a data network to the optimal destination. Convergence of voice and data networks in the contact center has been and will continue to be evolutionary due to its mission critical role in business. This will drive the need for a migration strategy which is not disruptive to businesses and which offers support for legacy and converged networks.

Products

      We develop, market and support software and hardware products designed to enable organizations to provide a high level of service to their customers. Our solutions are based on our Uniphi architecture, which connects the contact center to the enterprise by integrating the applications that drive customer communications, customer and contact center information, and workforce productivity. We offer our software products as integrated suites or separate modules, depending on customer requirements.

      The following table summarizes our software product suites, the individual application and the capability within the contact center:

Product Suite	Application	Capability

Call Center — PSTN Application	Aspect Call Center	Customer call-handling system processes up to 200,000 peak inbound and outbound calls an hour, routes calls according to agent skills, simultaneously queues calls across multiple sites and provides tools for reporting real-time and historical data
	Aspect Iphinity Call Center	Packaged solution targeting small to medium sized call centers

Call Center — PSTN and hybrid solutions	Aspect Uniphi Connect	Enables enterprises to operate hybrid combination IP/ PSTN contact centers on a single platform
	Aspect IP Network InterQueue	IP-based solution for connecting up to 128 Aspect Call Center systems for simultaneous inter-switch call queuing and routing
	Aspect WinSet software and VoIP	Enables remote connectivity which links agents at branch offices or home offices seamlessly to the Aspect Call Center and gives them all the tools onsite agents have, over PSTN or VoIP networks
	Aspect Remote StaffCenter	Extends the full agent and supervisor functionality of the Aspect Call Center to remote locations
	Aspect TeleCall Dialer	Automates outbound contacts
	Aspect Call Center Reports	Reporting tools which display historical and real time call center statistics

Self Service Interactive Voice Response	Aspect Customer Self Service	Platform supporting speech- recognition, text-to-speech, and voiceprint identification

Workforce Management	eWorkforce Management	Forecasting, automated scheduling and performance monitoring of contact center operations
	Empower	Employee self-service for schedules and schedule change requests
	Perform	Monitoring agent performance and schedule adherence

Product Suite	Application	Capability

	Multisite	Forecasting, staffing and scheduling across multiple contact centers
	Iphinity WFM	Workforce management for small and medium-sized call centers

Analysis & Reporting	Aspect Customer DataMart	Cross-platform contact center data gathering and analysis
	Aspect Performance Optimization for eWorkforce Management	Statistical analysis of agent performance
	Aspect Call Center Reports	Standard reporting tools and templates

Contact Center Integration	Aspect Contact Server	Platform for computer-telephony integration
	Aspect Enterprise Contact Server	Adds advanced routing capabilities for multi-site, multi-channel contact centers
	Aspect Carrier Routing	Enables pre-call routing decisions
	Aspect Web Interaction	Adds live-service to web sites with text chat, shared browsing, call back
	Aspect Scheduled Callback	Offers callers option of being called back rather than queuing

      We also provide hardware products and solutions including:

Product Suite	Description

Aspect Call Center — Automated Call Distribution Platform	Customer call-handling system processes up to 200,000 peak inbound and outbound calls an hour, routes calls according to agent skills, simultaneously queues calls across multiple sites, and provides tools for reporting real-time and historical data

Call Center Accessories	Headsets, telephones and wall displays

Hardware	Servers, cards, racks and other hardware installed as part of a customer implementation

Technology and Architecture

      Our Uniphi business communications architecture extends the contact center across the enterprise by integrating the complex applications that drive customer communications, customer and contact center information, and workforce productivity.

      Our open architecture is modular, flexible and interoperable within multi-vendor environments. We incorporate open standards into the design of our products to optimize the integration and interoperability with third-party contact center technologies and applications such as quality monitoring and recording, outbound dialing and analytics. In addition, we offer integration modules that make connecting to a wide range of applications in the contact center and the enterprise less costly than developing customized interfaces to proprietary systems. We offer connectivity to key customer relationship management applications from leading vendors such as Oracle, PeopleSoft, SAP and Siebel Systems. By integrating with these applications, our solutions deliver valuable customer information to any live or self-service resource serving any given customer.

      Standards-based products are a critical part of our Uniphi solutions and product roadmap. As such, we continue to incorporate standards into our product roadmap as evidenced by the standards that we currently support in our range of communications, workforce and information solutions. In addition to incorporating standards, we support common operating systems, languages, hardware, networking protocols, database and data storage mediums and front office applications.

      We continuously evaluate and invest in research and development to expand our product roadmap to consider emerging standards. We developed our open architecture to easily accommodate the integration of emerging technologies such as Web services and Voice eXtensible Markup Language or VXML, and support our customer’s choice of standards. In addition, we enable our customers to create and quickly modify business rules to drive live and self-service communications between them and their customers. Our open architecture provides a flexible and low-cost solution that scales to address the evolving communication and infrastructure demands of our customers.

Customer Service and Support

      We believe that superior customer service and support is critical to retaining and expanding our customer base. Our customer service group provides technical support and maintenance, consulting, installation and education services to help our customers successfully implement, upgrade and utilize our products.

      Our technical support and maintenance services are provided primarily by support centers located around the world and include telephone support and remote field support. In addition, our eServices online support enables our customers to download software updates and technical information and open and track support cases on the Web. We offer various levels of support, ranging from basic support to 24 by 7 mission critical support. Pricing of support services is generally based on the level of support selected and the number of users authorized to access our products. Our contracts generally include update rights for licensed products.

      Our Global Professional Services group provides services that include the installation and implementation of our products. Our end-to-end consulting services include project design, requirements analysis, implementation, and closure. These services are generally billed on a fixed price or time and materials basis. We also partner with third-party systems integrators, or SIs, to provide additional coverage and complementary technical skills.

      Our education services include training courses, which are provided in our training centers or at customer sites around the world. These services are generally billed on a per person, per class basis.

Customers

      We have a well established global customer base including more than two-thirds of the Fortune 50, with customer deployments worldwide across a broad range of industries and markets including transportation, financial services, insurance, telecommunications and outsourcing. No customer accounted for 10 percent or more of revenue in 2003.

Sales and Marketing

      We sell and market our products and services in the U.S. primarily through our direct sales force and internationally through our direct sales force and VARs. Our direct sales force is comprised of inside sales and field sales personnel. Our sales people are located in more than 20 major cities worldwide. Our sales efforts target companies of varying sizes across diversified industries. A key aspect of our sales strategy is to increase sales through indirect channels including VARs and SIs. In addition, we plan to continue to develop alliances with key technology partners who integrate their products or services with our products or services to offer customers a complete solution.

      We have a variety of marketing programs designed to create global brand recognition and market awareness for our product and service offerings. We market our products and services through our Web site, direct mail and online and print advertising. In addition, our marketing initiatives include hosting user conferences and active participation in tradeshows and industry events, cooperative marketing efforts with our customers and partners, publication of technical and educational articles in industry journals, sales training, product and strategy updates with industry analysts, speaking engagements, and preparation of competitive analyses. Our marketing organization also produces materials in support of sales to prospective customers that include programs and materials, brochures, data sheets, white papers, presentations, demonstrations and other marketing tools.

Research and Development

      Our product development efforts are focused on improving and enhancing our existing products as well as developing new products to broaden our offering and market opportunity. These efforts are largely driven by current and anticipated customer and strategic partner needs. Our research and development expenditures for 2003, 2002 and 2001 were $49 million, $57 million and $96 million, respectively, which represented 14%, 14% and 21% of total revenues, respectively.

      We invest a vast majority of our research and development budget to increase the functionality and interoperability of our software solutions.

Manufacturing

      We outsource our manufacturing operations to third-party suppliers. We order materials with different lead times, generally 30 to 90 days ahead of the required date of delivery. Because this is a longer time frame than the average customer order to shipment cycle, we authorize our third-party suppliers to acquire materials and build standard sub-assemblies based on forecasted production requirements. Upon receipt of firm orders from our customers, we instruct our third-party suppliers to assemble, configure, test and ship systems to meet our customers’ request dates. We have established manufacturing procedures with our third-party suppliers that are designed to achieve rapid response to customer orders.

Competition

      The markets in which we operate are intensely competitive and rapidly changing. Our competition includes workforce management software vendors such as Blue Pumpkin and IEX, a subsidiary of Tekelec, and certain product lines of diversified communications equipment companies, including Avaya; Cisco Systems; Genesys, a subsidiary of Alcatel; and Nortel Networks. The principal competitive factors in our industry include quality, reliability, performance, price, level of customer support, reputation, timely introduction of new products, functionality and market presence.

      Our future success will depend on our ability to develop superior, cost-effective products, continue developing alliances with key technology partners, provide superior customer service and support, and expand our market reach relative to our competitors. Many of our competitors have greater name recognition, larger installed customer bases, longer operating histories and significantly greater financial, technical, sales, marketing and other resources than we do. Our competitors could introduce products with superior features, scalability and functionality at lower prices than our products, and could also bundle existing or new products with other more established products in order to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with our other competitors.

Intellectual Property

      We rely on a combination of patent, trademark, copyright and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We file patent applications to protect inventions and improvements that are significant to the development of our business. As of January 31, 2004, we held 96 issued United States patents and a lesser number of issued foreign patents and have pending 54 United States patent applications and a lesser number of corresponding foreign patent applications that cover various components of our technology. Our United States issued patents expire on dates ranging from 2004 through 2022. There can be no assurance that any of the claims in the pending applications will be allowed, that any issued patents will be upheld, that competitors will not circumvent our patents, or that any patents or licenses will provide competitive advantages for us or our products.

      We believe that customer perception of our brand and trademarks is important to our success. We have eight trademarks registered in various jurisdictions globally.

      We generally enter into non-disclosure agreements with our employees, consultants, customers and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. We provide our proprietary software to customers under license agreements. Despite these precautions, unauthorized third parties may copy or otherwise obtain and use our technology. In addition, third parties may develop similar technology independently.

      We hold licenses from various third parties regarding rights to certain technology that we incorporate in our products. We have also entered into standard commercial agreements with several suppliers of operating systems, databases and other software used for development and implementation of our products. We believe that the licensing of complementary technologies and software from parties with specific expertise is an effective means of expanding the features and functionality of our products. These licenses are ongoing and generally involve the payment of a fixed license fee or royalties based on the volume of systems we ship over periods of time.

      Despite our efforts to protect our intellectual property, we cannot assure you that the steps we take will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. The laws of many countries do not protect proprietary technology to as great an extent as do the laws of the United States. Moreover, the market for our products is subject to rapid technological change and therefore we also believe that factors such as the technological and creative skills of our personnel and new product developments and enhancements are essential to establishing and maintaining a technology leadership position.

Employees

      As of December 31, 2003, we had 1,291 full-time employees. None of our employees is represented by a labor union. We have never experienced a work stoppage and believe that our relationship with our employees is good.

Website Posting of SEC Filings

      The Company’s website provides a link to the Company’s SEC filings, which are available on the same day such filings are made. The specific location on the Company’s website where these reports can be found is http://www.aspect.com/ir/financials/index.cfm. The Company’s website also provides a link to the Company’s Section 16 filings which are available on the same day such filings are made.

Item 2.	Properties

      Our headquarters currently occupy three office buildings, totaling approximately 285,000 square feet, in San Jose, California. Two of the buildings are owned and the third building is leased. The owned buildings are approximately 209,000 square feet in total. We occupy approximately 90,000 square feet in facilities located in Tennessee that are leased through 2006. We also occupy 105,000 square feet in facilities located in Massachusetts that are leased through 2009. Other North American sales and support functions operate from various leased multi-tenant offices nationwide covering a total of 61,000 square feet with leases expiring as late as 2010. Additionally, we lease approximately 244,000 square feet of space in North America that is currently unoccupied, of which we sublease approximately 39,000 square feet as of December 31, 2003.

      We have several facilities to support our European operations. Our principal U.K. operations are located near London in facilities totaling approximately 30,000 square feet and are leased through 2023. Other significant European facilities are located in Germany and the Netherlands. In Asia, we occupy sales and support offices in Japan, Singapore, Hong Kong and Australia.

Item 3.	Legal Proceedings

      We are subject to various legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our business, operating results or financial condition. However, litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

      On May 20, 2003, Electronic Data Systems Corporation, or EDS, made a demand for arbitration with the American Arbitration Association in connection with the Master Services Agreement entered into by us and EDS in December 2000 in which we outsourced certain of our IT needs to EDS. A dispute arose between us and EDS over the services to be performed and charges paid under the Master Services Agreement and we terminated the Master Services Agreement for EDS’ breach of the agreement. EDS alleges that we breached the Master Services Agreement and implied warranties associated with the Master Services Agreement, committed fraud, engaged in negligent misrepresentation and that EDS is entitled to approximately $26 million in damages plus reasonable attorneys’ fees. On June 11, 2003, we filed our answer and counterclaims in which we denied every allegation made by EDS, denied that EDS is owed any amount in damages, and counterclaimed that EDS breached the Master Services Agreement, committed fraud, engaged in fraudulent and unfair business practices and therefore we are entitled to damages, restitution and disgorgement in an amount to be proven in the arbitration. The arbitration hearing began February 17, 2004.

Item 4.	Submission Of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

	2003 Quarters Ended

	Dec. 31	Sept. 30	June 30	Mar. 31

Quarterly per share stock price:
High	$16.55	$9.19	$3.90	$3.69
Low	$8.80	$3.53	$2.86	$2.94

	2002 Quarters Ended

	Dec. 31	Sept. 30	June 30	Mar. 31

Quarterly per share stock price:
High	$3.21	$3.24	$5.00	$4.42
Low	$1.10	$1.13	$2.66	$3.01

      Aspect Communications Corporation’s common stock is traded on The Nasdaq National Market under the symbol “ASPT”. As of December 31, 2003, there were approximately 1,058 shareholders of record of Aspect’s common stock.

      Aspect has never paid cash dividends on its common stock and the terms of our credit arrangement prohibit our declaration of cash dividends without bank consent. Pursuant to the terms of the Series B convertible preferred stock set forth in the Company’s Certificate of Determination of Rights, Preferences and Privileges of Series B Convertible Preferred Stock, the Company may not declare or pay dividends on any class of stock junior to that of the Series B convertible preferred stock without the prior written consent of the holders of a majority of the shares of the Series B convertible preferred stock then outstanding. Additionally, the Company is now obligated to accrue dividends on each share of Series B convertible preferred stock, compounded on a daily basis at the rate of 10% per annum. The undeclared preferred stock dividends are forfeited in the event of conversion. The Company is permitted to pay up to 50% of accrued dividends in the form of Common Stock. If there has been no conversion or no cash dividend payments upon the tenth anniversary of the date of issuance of the Series B convertible preferred stock, the Company is required to pay a liquidation preference equal to 125% of the outstanding accumulated unpaid dividends to the Series B convertible preferred shareholders. Subject to the foregoing, we currently anticipate that we will retain all available funds for use in our business.

Item 6.	Selected Consolidated Financial Data

	Years Ended December 31,

	2003	2002(a)	2001(b)	2000(c)	1999

	(In thousands, except per share, percentages, and employee data)
Net revenues	$363,848	$396,061	$445,773	$589,306	$488,285
Gross margin	208,799	155,043	207,113	305,081	245,116
(% of net revenues)	57%	39%	46%	52%	50%
Research and development	49,250	56,844	96,003	109,427	86,890
(% of net revenues)	14%	14%	21%	19%	18%
Selling, general and administrative	106,497	150,726	224,532	235,457	199,050
(% of net revenues)	29%	38%	50%	40%	41%
Net income (loss) from operations	49,238	(74,931)	(157,373)	(44,821)	(40,824)
(% of net revenues)	13%	(19)%	(35)%	(8)%	(8)%
Net income (loss) attributable to common shareholders	29,025	$(108,299)	$(156,250)	$(37,288)	$(29,934)
(% of net revenues)	8%	(27)%	(35)%	(6)%	(6)%
Earnings (loss) per share:
Basic	$0.39	$(2.06)	$(3.03)	$(0.73)	$(0.62)
Diluted	$0.39	$(2.06)	$(3.03)	$(0.73)	$(0.62)
Pro forma diluted earnings per share(d)	$0.47

	As of December 31,

	2003	2002	2001	2000	1999

Cash, cash equivalents, short-term investments, and marketable equity securities	$163,992	$146,100	$135,149	$180,958	$338,805
Working capital (deficit)	89,443	(34,860)	107,107	187,454	313,127
Total assets	310,585	325,722	495,038	631,936	635,165
Long-term debt(e)	39,436	41,243	209,367	173,893	163,107
Shareholders’ equity	$87,016	$21,697	$125,494	$280,475	$330,116
Shares outstanding	56,959	53,038	51,890	51,125	49,462
Capital spending	$5,740	$10,694	$49,950	$66,093	$33,292
Regular full-time employees	1,291	1,391	1,842	2,740	2,360

(a)	Upon adoption of Statement of Financial Accounting Standard (SFAS) No. 142 Goodwill and Other Intangible Assets, the Company recorded a non-cash charge of $51 million as a cumulative effect of a change in accounting principle effective January 1, 2002, for the impairment of the goodwill related to the Products segment.

During 2002, the Company recorded an impairment charge of $39 million to write off certain acquired intangible assets relating to previous acquisitions, a restructuring charge of $22 million, gains of $7 million on extinguishment of debt in other income, an impairment of $9 million to write-down a long-term investment and a $27 million tax benefit related to a refund from tax law changes.

(b)	During 2001, the Company recorded a restructuring charge of $44 million.

(c)	In February 2000, Aspect acquired PakNetX Corporation. The transaction was accounted for as a purchase and a charge of $5 million was recorded for purchased in-process technology that had no alternative uses.

During 2000, Aspect recorded a gain on the sale of appreciated equity securities of $20 million.

(d)	Pro forma diluted earnings per share is calculated as net income divided by the diluted weighted average shares outstanding for 2003 assuming the Series B convertible preferred stock was converted into common stock on the preferred stock issuance date. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Accrued Preferred Stock Dividend and Accretion of Redemption Premium and Amortization of Beneficial Conversion Feature. We use the pro forma diluted earnings per share in monitoring and evaluating our ongoing financial results and trends. We believe this information is useful for investors because the two-class method will not be applicable in light of the proposed conversion of the Series B convertible stock. As a result, we believe a review of the financial results using this pro forma disclosure provides important insights to our operating results and trends.

(e)	Long-term debt as of December 31, 2003 included long-term borrowings of $39 million and the long-term portion of capital lease obligations of $50,000. Long-term debt as of December 31, 2002 included long-term borrowings of $41 million and the long-term portion of capital lease obligations of $189,000. Long-term debt as of December 31, 2001 included convertible subordinated debentures of $184 million, long-term borrowings of $25 million and the long-term portion of capital lease obligations of $299,000. Amounts in 2000 include capital lease obligations of $852,000. Included in 2000 and 1999 are balances relating to the convertible subordinated debentures.

The convertible subordinated debentures could be put to the Company on August 10, 2003. Accordingly, the Company classified the debentures as current liabilities as of December 31, 2002. During 2003 the Company repurchased the remaining balance of convertible subordinated debentures. See Note 8 to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a leading provider of enterprise communication solutions that manage and optimize the contact center by integrating the applications that drive customer communications, customer and contact center information and workforce productivity. Our software and hardware solutions allow businesses to better service their customers by connecting them to appropriate resources, functionalities or applications, regardless of user location or method of communication. We understand the importance of unifying the applications that support customer communications, collect customer information and enhance workforce productivity, and we have focused exclusively on contact center solutions since our inception in 1985. We have a well established customer base, including more than two-thirds of the Fortune 50.

The Current Economic Environment

      The economic climate in which we operate has been difficult over the last three years, and capital spending has decreased dramatically. This has had a pronounced effect on our ability to generate new license fees, as IT budgets have been frozen and large capital expenditures like those required to purchase some of our products have been quite limited. Additionally, competition for these more limited sales opportunities has increased, and we have seen intense price competition both for new licenses and for support services. While we believe our installed base continues to represent a solid recurring revenue opportunity and a significant cash flow generator, we cannot provide any assurance that these pressures on IT spending will ease, or that the general economic climate will improve. Continued competitive pressure and a weak economy could have a continuing pronounced effect on our operating results. We have undertaken a variety of cost reduction measures designed to bring our operating expenses in line with our perceptions of the business climate. Some of the measures taken include outsourcing of manufacturing, renegotiation of contracts, and global workforce reductions.

Significant Financial Events in 2003

      During 2003, we generated $99 million in cash flow from operations, completed a private placement of preferred stock which generated net proceeds of $43 million and repaid $129 million of convertible subordinated debenture liabilities. In addition, we substantially lowered our days sales outstanding represented in our accounts receivable.

Sources of Revenues

      Our revenues are derived from license fees for software products and, to a lesser extent, sales of hardware products. We also generate a substantial portion of our revenues from fees for services complementing such products, including software license updates and product support (maintenance), installation, professional consulting and education. We typically license our products on a per user basis with the price per user varying based on the selection of products licensed. Our software license update support fees are generally based on the level of support selected and the number of users licensed to use our products. Our professional service fees are generally based on a fixed price or time and materials basis. Our education services are generally billed on a per person basis.

      We currently expect that services and support revenues will continue to account for a significant portion of our revenues for the foreseeable future.

      To date, revenues from license fees have been derived from direct sales of software products to end users through our direct sales force and from our channel and other alliance partners. Our ability to achieve revenue growth and improved operating margins, as well as increased worldwide sales, in the future will depend in large part upon our success in expanding and maintaining these indirect sales channels worldwide.

Critical Accounting Policies and Estimates

      Note 1 of the Notes to the Consolidated Financial Statements in this report includes a summary of the significant accounting policies and methods used in the preparation of Company’s Consolidated Financial Statements.

      Our critical accounting policies include revenue recognition, revenue reserves, allowance for doubtful accounts, accounting for income taxes, excess and obsolete inventory, and impairment of long-lived assets and restructuring reserves.

      The preparation of financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the allowance for doubtful accounts, revenue reserves, excess and obsolete inventory, impairment of long-lived assets, valuation allowance and realization of deferred income taxes, and restructuring reserves. Actual amounts could differ significantly from these estimates. The following is a brief discussion of the critical accounting policies and methods that we use.

      Revenue Recognition: We recognize revenue from the sale of software licenses and hardware when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customer, the fee is fixed or determinable and collection of the resulting receivable is probable. Delivery generally occurs when the product is delivered to a common carrier. In any sales transaction through a distributor or reseller, we recognize revenues when the distributor or reseller sells to the end user.

      For multiple element arrangements, we defer the fair value of revenue associated with each undelivered element until such time as delivery occurs. Deferred revenue is allocated to each element using vendor specific objective evidence of fair value. Fair value is established through separate sales of each element to third parties.

      Revenue reserves: An estimate of the revenue reserve from customer returns is recorded as a reduction in revenues. In determining our revenue reserve estimate, and in accordance with internal policy, we rely on historical data, known returned goods in transit and direct feedback from our internal business units. Our revenue reserve can vary from what actually occurs in that more or less product may be returned from what was originally estimated. These factors and unanticipated changes in the economic and industry environment could make our return estimates differ from actual. The revenue reserve was $1.2 million as of December 31, 2003.

      Allowance for doubtful accounts: Our management must make estimates of the collectibility of accounts receivable. Management specifically analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The key factors we use in assessing this allowance are the individual judgments on specific customer balances and the overall aging of the total receivables. Assumptions and judgments regarding collectibility of accounts could differ from actual events. The accounts receivable balance was $40 million, net of allowance for doubtful accounts of $4.8 million as of December 31, 2003.

      Accounting for income taxes: As part of the process of preparing consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves management’s estimation of our actual current tax exposure together with an assessment of temporary differences resulting from different treatments in tax and accounting of certain items. These differences result in net deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or adjust this allowance in a period, we must include a tax expense or benefit within the tax provision in the statement of operations.

      Significant management judgment is required in determination of the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have a valuation allowance of $79 million as of December 31, 2003, due to uncertainties related to our ability to utilize all of our deferred tax assets, primarily consisting of certain net operating losses carried forward and research tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could favorably impact our results of operations.

      Excess and obsolete inventory: We value inventory at the lower of the actual cost or the current estimated net realizable value of the inventory. Management regularly reviews inventory quantities on hand and records a write-down for excess and obsolete inventory based primarily on production and supply requirements. Management’s estimates of future production and supply requirements may prove to be inaccurate, in which case inventory may be understated or overstated. In the future, if the carrying value of the inventory were not realizable, we would be required to recognize write-downs to net realizable value as additional cost of goods sold at the time of such determination. Although management makes every effort to ensure the accuracy of its forecast of future production requirements and supply, any unanticipated changes in technological developments could have a significant impact on the value of our inventory and our reported operating results. The total writedowns during the year ended December 31, 2003, related to excess and obsolete inventory were $1.3 million.

      Impairment of long-lived assets: Our long-lived assets include property and equipment, long term investments, goodwill and other intangible assets. The fair value of the long-term investments is dependent on the performance of the companies in which we have invested, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments, we consider these factors as well as the forecasted financial performance of our investees. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. During 2002, we recognized $9 million of impairment losses related to our long-term investments. As of December 31, 2003, the carrying value of our long-term investments was immaterial.

      In assessing the recoverability of our property and equipment, goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

      Restructuring reserve: In 2002 and 2001, we reduced our workforce by 22% and 28%, respectively, and consolidated selected facilities in our continuing effort to better optimize operations. In connection with the workforce adjustments, a restructuring reserve was established based on estimated costs for severance and outplacement, consolidation of facilities and legal and other costs. Due to the decline in the commercial real estate market, it was expected that abandoned leased facilities would be vacant for several quarters or through the end of the lease term. If the facilities were subleased, it would be at rates below current contractual requirements. We recorded a charge related to the facilities abandonment, based on the difference between the expected cash outflows and the expected cash inflows related to these vacated properties. We periodically review factors such as further declines in the commercial real estate markets and our ability to terminate leases, and based on these reviews we adjust our restructuring reserve as necessary. The remaining restructuring reserve as of December 31, 2003 relates to consolidation of facilities costs and will be reduced going forward by lease payments offset by minimal sublease income. The restructuring reserve balance was $16.9 million as of December 31, 2003.

Results of Operations

      The following table sets forth statements of operations data for the three years ended December 31, expressed as a percentage of total revenues:

	Years Ended
	December 31,

	2003	2002	2001

Net revenues:
Software license	20%	21%	24%
Hardware	12	17	17
Services:
Software license updates and product support	59	52	46
Professional services and education	9	10	13

Services	68	62	59

Total net revenues	100	100	100

Cost of revenues:
Cost of software license revenues	4	15	3
Cost of hardware revenues	11	14	17
Cost of services revenues	28	32	34

Total cost of revenues	43	61	54

Gross margin	57	39	46

	Years Ended
	December 31,

	2003	2002	2001

Operating expenses:
Research and development	14	14	21
Selling, general and administrative	29	38	50
Restructuring charges	1	6	10

Total operating expenses	44	58	81

Net income (loss) from operations	13	(19)	(35)
Interest income	1	1	1
Interest expense	(2)	(3)	(2)
Other income (expense)	—	—	—

Net income (loss) before income taxes	12	(21)	(36)
Provision (benefit) for income taxes	(2)	7	1
Cumulative effect of change in accounting principle	—	(13)	—

Net income (loss)	10	(27)	(35)
Less preferred stock dividend, accretion and amortization	(2)	—	—

Net income (loss) attributable to common shareholders	8%	(27)%	(35)%

Comparison of Years Ended December 31, 2003, 2002 and 2001

Revenues
($ in thousands)

		% Change		% Change
	2003	2002 to 2003	2002	2001 to 2002	2001

Software license	$71,461	(14)%	$82,837	(22)%	$106,531
Hardware	42,981	(35)	65,791	(15)	77,294
Services:
Software license updates and product support	216,313	5	205,744	—	206,127
Professional services and education	33,093	(21)	41,689	(25)	55,821

Services	249,406	1	247,433	(6)	261,948

Total net revenue	$363,848	(8)%	$396,061	(11)%	$445,773

      Net revenues declined by 8% in 2003 as compared to 2002 and 11% in 2002 as compared to 2001. The general decline in revenues resulted from unfavorable global economic conditions. These conditions led to decreased growth in contact center operations and decreased capital spending by our customers.

      Net revenues derived from the Americas constituted 67%, 67% and 73% of total revenues in 2003, 2002 and 2001, respectively. Net revenues derived from Europe and Asia Pacific constituted 33%, 33% and 27% of total revenues in 2003, 2002 and 2001, respectively.

      Software license revenues declined by 14% to $71 million in 2003 as compared to $83 million in 2002 and 22% in 2002 from $107 million in 2001. Hardware revenues declined by 35% to $43 million in 2003 as compared to $66 million in 2002 and 15% in 2002 from $77 million in 2001. The decrease in software license and hardware revenues was primarily due to the continuing economic downturn experienced in both 2003 and 2002. As a result of the continued worldwide economic downturn, customers remained reluctant to increase capital spending on information technology.

      Software license updates and product support revenues for 2003 resulted in an increase of 5% to $216 million as compared to 2002 with a slight decline as compared to 2001. The increase in revenue in 2003 was primarily attributable to support on new product purchases, overall improvements to the support renewal process and customers reinstating support on previously purchased products.

      Professional services and education revenues for 2003 declined by 21% as compared to 2002 and 25% in 2002 as compared to 2001. Professional services and education revenues consist primarily of installation of product, consulting services, and education fees. The decreases in service revenues resulted primarily from lower installation revenues due to the decline in hardware sales.

     Gross Margin

	2003	2002	2001

Gross software license margin	78%	31%	87%
Gross hardware margin	13	15	4
Gross services margin	59	48	42

Total gross margin	57%	39%	46%

      Gross software license margin. Cost of software license revenues includes fees paid to various third parties and amortization of intangible assets. Our decreased margin in 2002 resulted from a $38 million charge related to an impairment of intangible assets incurred in the third quarter.

      Gross hardware margin. Cost of hardware revenues includes labor, materials, overhead, and other directly allocated costs involved in manufacture and delivery of our products. The decrease in gross margin for 2003 was primarily due to higher contract manufacturing costs. Increased hardware gross margin for 2002 was primarily due to the increased efficiencies gained from reducing headcount and outsourcing manufacturing activities to contract manufacturers.

      Gross services margin. Cost of service revenues consists primarily of employee salaries and benefits, facilities, systems costs to support maintenance, consulting and education. The increase in 2003 and 2002 services margins was due to increased productivity permitting headcount reductions, and a reduction of overhead costs.

Operating Expenses

($ in thousands)

		% Change		% Change
	2003	2002 to 2003	2002	2001 to 2002	2001

Research and development	$49,250	(13)%	$56,844	(41)%	$96,003
Selling, general and administrative	106,497	(29)	150,726	(33)	224,532
Restructuring charges	3,814	(83)	22,404	(49)	43,951

Total operating expenses	$159,561	(31)%	$229,974	(37)%	$364,486

      Research and development, or R&D, expenses relate to the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities, IT costs, and consulting expenses. R&D expenses decreased by 13% in 2003, as a result of reduced facilities costs due to restructuring of leased facilities of $4 million, reduced contractor and consulting expense of $1 million and decreased depreciation and amortization of $3 million due to reduced capital spending. As a percentage of net revenues, R&D expenses were 14% in 2003 and 2002. We anticipate that R&D expenses will remain relatively flat in absolute dollars in 2004.

      R&D expenses decreased by 41% in 2002 mainly due to continued workforce reduction, reduced contractor and consulting expense and the exclusion of the amortization of certain acquired intangible assets from R&D expenses. We reduced our R&D workforce by 43% in 2001 and by a further 9% in 2002. As a percentage of net revenues, R&D expenses were 14% in 2002 and 21% in 2001.

      Selling, general and administrative, or SG&A, expenses consist primarily of employee salaries and benefits, commissions, facilities, information technology costs and administrative support. SG&A decreased by 29% in 2003 mainly due to continued workforce reduction representing a cost savings of $11 million, reduced facilities costs of $6 million due to restructuring of leased facilities and lower discretionary spending of $11 million. In addition, depreciation and amortization expense decreased $4 million in 2003. Bad debt expense decreased $12 million in 2003 which was the result of the collection of previously reserved receivables and improvement of receivables aging. SG&A expenses as a percentage of net revenues were 29% in 2003 and 38% in 2002. We anticipate that SG&A expenses in absolute dollars will remain relatively flat in 2004.

      SG&A decreased by 33% in 2002. The decrease was primarily due to a 27% reduction in headcount and the adoption of SFAS 142, which eliminated goodwill amortization beginning in 2002. SG&A expenses as a percentage of net revenues were 38% in 2002 and 50% in 2001.

      Restructuring charges consist of costs related to severance, outplacement and consolidation of facilities related to workforce adjustments. In 2003, there was a net restructuring charge of $3.8 million as a result of our revising our estimate upward for future facility related obligations by $4.3 million and reducing our estimate of remaining severance and outplacement costs by $0.5 million

      In 2002, we reduced our workforce by 22% and consolidated selected facilities in our continuing effort to optimize operations. The workforce adjustment resulted in the termination of 407 employees. These activities resulted in a restructuring charge of $22 million, which consisted of consolidation of facilities costs of $14 million, severance and outplacement costs of $6 million and other restructuring costs of $2 million. In 2001 we reduced our workforce by 28%, or 740 employees. These workforce adjustments and the consolidation of selected facilities resulted in restructuring charges of $44 million.

Interest and Other Income (Expense):

($ in thousands)

		% Change		% Change
	2003	2002 to 2003	2002	2001 to 2002	2001

Interest income	$3,142	(19)%	$3,862	(30)%	$5,556
Interest expense	(7,142)	(40)	(11,807)	9	(10,804)
Other income (expense)	(665)	(53)	(1,421)	(176)	1,873

Total other income (expense)	$(4,665)	(50)%	$(9,366)	177%	$(3,375)

      Interest income decreased by $0.7 million from 2002 to 2003 and by $1.7 million from 2001 to 2002 primarily due to lower rates of return on short-term investments.

      Interest expense decreased by $4.7 million from 2002 to 2003 primarily due to a decrease in our outstanding debt of $132 million. Interest expense increased by $1.0 million from 2001 to 2002 primarily due to higher debt levels throughout 2002.

      Other income (expense) for 2003 includes fees charged for bank services of $0.7 million and debt issuance cost amortization of $0.7 million offset by $0.8 million in net gains recognized on the sale of investments. Other expense for 2002 includes a $9 million charge for the write-down of long-term investments, for which we determined a decline in value that was other than temporary. The write-down was mainly offset by a $7 million gain on extinguishment of debt resulting from the repurchase of convertible subordinated debentures. Other income for 2001 includes insurance recoveries of $3 million, which was offset by a $1 million charge for the write-down of long-term investments for a decline that was determined to be other than temporary.

     Provision (Benefit) for Income Taxes

	2003	2002	2001

Net income (loss) before income taxes	$44,573	$(84,297)	$(160,748)
Effective tax rate	15.9%	(32.5)%	(2.8)%

      In 2003, we recorded an income tax provision at an effective rate of 15.9%. The 2003 tax rate varies from the statutory rate primarily due to our having a full valuation allowance against our U.S. based deferred tax assets. This results in a tax provision based on current tax calculations in foreign jurisdictions and only nominal amounts in federal and state jurisdictions due to our substantial U.S. net operating losses. Our 2003 tax rate further varies from the statutory rate as a result of nondeductible expenses and the effect of different tax rates in foreign jurisdictions. We reassess the necessity of our valuation allowance on a periodic basis.

      In the loss years of 2002 and 2001, we recorded income tax benefits at effective tax rates of 32.5% and 2.8%, respectively. During the first quarter of 2002, there was a change in the tax law that increased the years to which we could carry back our 2001 tax loss from two to five years, resulting in a tax refund and tax benefit of $27 million. In addition, our 2002 tax rate varies from the statutory rate due to a valuation allowance being imposed on current year net losses and the write-off of nondeductible intangible assets during the year. Our 2001 tax rate differs from the statutory rate due to a valuation allowance being imposed on 2001 net losses, foreign losses for which no tax benefit may be realized, nondeductible goodwill amortization and research and development credits.

Accrued Preferred Stock Dividend and Accretion of Redemption Premium and Amortization of Beneficial Conversion Feature

      Due to the issuance of $50 million of our convertible Series B preferred stock in the first quarter of 2003 we accrued dividends at 10% compounded daily per annum, accreted the 125% redemption premium and amortized the beneficial conversion feature.

      The Series B convertible preferred stock that we issued to Vista contains certain participation rights. EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings, requires those securities to be included in the computation of basic earnings per share using the two-class method. The two-class method results in a lower per share calculation and since diluted earnings per share can not be greater than basic earnings per share, the reported diluted earnings per share and basic earnings per share for 2003 were the same.

      Pro forma diluted earnings per share is calculated as net income divided by the diluted weighted average shares outstanding for 2003 assuming the Series B convertible preferred stock was converted into common stock on the preferred stock issuance date. We use the pro forma diluted earnings per share in monitoring and evaluating our ongoing financial results and trends. We believe this information is useful for investors because the two-class method will not be applicable in light of the proposed conversion of the Series B convertible stock. As a result, we believe a review of the financial results using this pro forma disclosure provides important insights to our operating results and trends.

      Basic earnings per share for the year ended December 31, 2003 is calculated using the two-class method as follows:

Basic EPS — Two-Class Method

December 31,
2003

(In thousands
except per share data)
Net income	$36,725
Preferred stock dividend accretion and amortization	(7,700)

Net income attributable to common shareholders	29,025
Amount allocable to common shareholders(1)	72%

Rights to undistributed income	$20,898

Basic weighted average common shares outstanding	54,453

Basic earnings per share	$0.39

(1) Weighted average common shares outstanding	54,453
Weighted average additional common shares assuming conversion of preferred stock	20,926

Weighted average common equivalent shares assuming conversion of preferred stock	75,379

Amount allocable to common shareholders	72%

Pro Forma Diluted EPS

      Pro forma diluted earnings per share for the year ended December 31, 2003 is calculated as follows:

December 31,
2003

(In thousands
except per share data)
Net income	$36,725

Weighted average common shares outstanding	54,453
Dilutive effect of stock options	3,496
Dilutive effect of preferred stock assuming conversion	20,926

Diluted weighted average shares outstanding	78,875

Pro forma diluted earnings per share attributable to common shareholders	$0.47

Liquidity and Capital Resources

      As of December 31, 2003, cash, cash equivalents, and short-term investments totaled $164 million, representing 53% of total assets and our principal source of liquidity. In addition, we had restricted cash of $6 million related to various loan and letter of credit agreements.

      Net cash provided by operating activities was $99 million in 2003, as compared to $74 million in 2002. The main contributor to the increase in net cash provided by operating activities was our significantly improved profitability. Cash collections from customers during 2003 were $432 million. In addition, we reduced our days sales outstanding during the year by 11 days to a days sales outstanding of 34 days as of December 31, 2003.

      Net cash used in investing activities was $15 million in 2003 compared to $28 million in 2002. Net cash used in investing activities in 2003 related primarily to net purchases of short-term investments of $9 million as well as property and equipment purchases of $6 million. We currently anticipate 2004 capital expenditures to be approximately $16 million, which is expected to be funded from working capital.

      Net cash used in financing activities was $76 million in 2003 compared to $53 million in 2002. Net cash used in financing activities in 2003 resulted from net repurchases of convertible debentures of $129 million, preferred stock proceeds of $44 million, common stock issuances relating to various stock purchase and option plans of $17 million and net payments on borrowings of $7 million.

      Net cash provided by operating activities was $74 million in 2002, while net cash used in operating activities was $35 million in 2001. This increase was mainly driven by an improvement in our net loss position. In addition, cash collections from customers during 2002 were $450 million. Days sales outstanding during the year decreased by 19 days to a days sales outstanding of 45 days as of December 31, 2002. In addition, we received a $27 million federal income tax refund due to a change in the tax law which increased the number of years to which we could carryback our 2001 loss from two years to five years.

      Net cash used in investing activities was $28 million in 2002 compared to $24 million in 2001. Net cash used in investing activities in 2002 related primarily to net purchases of short-term investments of $17 million as well as property and equipment purchases of $11 million.

      The net cash used in financing activities was $53 million in 2002 compared to net cash provided by financing activities of $48 million in 2001. Net cash used in financing activities in 2002 resulted from net repurchases of convertible debentures of $60 million, net borrowings of $5 million, and common stock issuances relating to various stock purchase and option plans of $3 million.

      On August 9, 2002, we entered into a Credit Agreement with Comerica Bank-California as administrative agent, and CIT Business Credit as collateral agent, which provides us with a $25 million three-year revolving loan facility and a $25 million senior secured four-year term loan. As of December 31, 2003, we had $17 million outstanding under the term loan with the applicable interest rate at 4.15%, no amounts outstanding under the revolver and had utilized $1.1 million in letters of credit. The term loan has a four-year term. During the first quarter of 2003, we signed Amendment No. 1 to the Credit Agreement. This amendment clarified the accounting for the convertible preferred stock in the covenant computations, revised the liquidity ratio and the tangible net worth covenant requirements, and gave bank consent for the repurchase of 100% of the convertible subordinated debentures with cash. During the second quarter of 2003, we signed Amendment No. 2 to the Credit Agreement. The agreement extended the deadline by which the stock of certain of our subsidiaries was required to be pledged as collateral. We were in compliance with all related covenants and restrictions as of December 31, 2003. On February 13, 2004, we entered into a $100 million revolving credit facility which restated and amended the August 9, 2002 credit agreement.

      We incurred $150 million of principal indebtedness ($490 million principal at maturity) from the sale of zero coupon convertible subordinated debentures in August 1998. During 2002, we repurchased $176 million principal at maturity utilizing $60 million of cash. In the first quarter of 2003, we paid $5.6 million to repurchase convertible debentures in the open market. This repurchase reduced the principal amount of the convertible debentures due at maturity from $314 million to $300 million. Pursuant to the terms of the debentures, we were obligated to re-purchase all debentures properly tendered on August 11, 2003 at a repurchase price of $412 for each $1,000 principal amount at maturity. In connection with the repurchase, we paid $122.8 million in cash to repurchase $298 million in principal amount at maturity, which represented 99% of the outstanding convertible subordinated debentures. On December 29, 2003, we paid $1 million to repurchase the final 1% of the outstanding convertible subordinated debentures. As of December 31, 2003, we had retired the entire balance of the convertible subordinated debentures.

      In October 2001, we entered into a five-year loan with Fremont Bank in the amount of $25 million and we currently have $23.8 million outstanding. During the third quarter of 2003, we signed a letter agreement to amend the Loan and Security Agreement to reduce the floor rate to 7% effective September 1, 2003. The loan is secured by a security interest in our buildings in San Jose and the bank also required that we supply a $3 million letter of credit, which is recorded as restricted cash on the balance sheet as of December 31, 2003.

      In addition to the line of credit, we have two outstanding bank guarantees with a European bank that are required for daily operations such as payroll, import/ export duties and facilities. As of December 31, 2003, approximately $3.1 million was recorded as restricted cash in other current assets on the balance sheet related to these bank guarantees.

      On November 14, 2002, we entered into a Preferred Stock Purchase Agreement with Vista Equity Fund II, L.P. (“Vista”) pursuant to which Vista agreed to purchase $50 million of our Series B convertible preferred stock, which represented approximately 30% of our outstanding shares on a fully diluted basis, assuming conversion at the initial conversion price. We received $44 million in net proceeds from this transaction. This equity entitled the holders to receive cumulative dividends, which accrued daily at 10% per annum. On or after the tenth anniversary of the closing, we had an obligation to redeem each share of unconverted Series B convertible preferred stock for cash at a redemption price equal to 125% of the original purchase price plus accrued and unpaid dividends. Additionally, in the event that we declare a dividend or distribution to the holders of common stock, the holders of Series B convertible preferred stock would have been entitled to equivalent participation on an as-if-converted basis in such dividend or distribution.

      We believe that cash, cash equivalents, and short-term investments will be sufficient to meet our operating cash needs for at least the next twelve months. However, we continually evaluate opportunities to improve our cash position by selling additional equity, debt securities, obtaining and re-negotiating credit facilities, and restructuring our long-term debt. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, and the retirement of debt, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Contractual Obligations

	Payments Due by Period

		Less
		Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Lines of credit(a)	$17,187	$1,563	$15,624	$—	$—
Long term debt(a)	23,792	30	23,762	—	—
Capital lease obligations	189	139	50	—	—
Operating leases	81,426	16,232	27,488	8,905	28,801
Purchase obligations(b)	62,612	18,192	20,420	17,000	7,000

Total contractual obligations	$185,206	$36,156	$87,344	$25,905	$35,801

(a)	Based on the terms of the February 13, 2004, debt refinancing as discussed in Note 21 to the Consolidated Financial Statements.

(b)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

      We have no material off-balance sheet arrangements other than operating leases that are discussed in Note 10 to the Consolidated Financial Statements.

Recent Developments

      On February 13, 2004, Vista agreed to convert all of its Series B convertible preferred stock into 22,222,222 shares of our common stock immediately prior to the completion of a proposed public offering registered on Form S-3 filed on February 13, 2004. In consideration for this voluntary conversion, we agreed to issue Vista 200,000 additional shares of our common stock and pay Vista a $3 million transaction fee. Additionally, Vista will retain the right to nominate two directors to serve on our board and to have an approval right over certain significant corporate matters until such time as its share ownership falls below 4,500,000 shares of its originally purchased and converted common stock. The fair market value of the 200,000 shares issuable to Vista and the $3 million transaction fee will be charged to net income attributable to common shareholders in the quarter in which this offering closes, together with the $16.3 million unamortized balance of the beneficial conversion feature associated with the issuance of the preferred stock.

      On February 13, 2004, we entered into a $100 million revolving credit facility with a number of financial institutions led by Comerica Bank, which is also administrative agent, and The CIT Group/Business Credit, Inc., which is also collateral agent. This credit facility amended and restated our prior $50 million credit facility with Comerica Bank entered into on August 9, 2002, which prior facility is described below. It eliminated the prior facility’s borrowing base requirements and other related restrictions. The revolver has a three-year term and is secured by substantially all of our assets, including the stock of our significant subsidiaries. We can select interest options for advances based on the prime rate or eurocurrency rates, which include margins that are subject to quarterly adjustment. The revolver includes a $10 million sub-line for issuance of stand-by letters of credit. Mandatory prepayment and reduction of the facility is required in the amount of 100% of permitted asset sales over $1 million annually and 100% of the proceeds of future debt issuances, subject to certain exclusions. The revolver can be used for working capital, general corporate purposes and the financing of capital expenditures. The credit agreement includes customary representations and warranties and covenants. The financial covenants include minimum liquidity ratio, minimum fixed charge coverage ratio, minimum earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, maximum debt to EBITDA ratio and minimum tangible net worth tests. At December 31, 2003, we had $41 million outstanding under our borrowing agreements described in Note 9, of which $2 million was paid prior to February 13, 2004 in accordance with the original payment terms and the remaining $39 million was refinanced with this new $100 million revolving credit facility. The $39 million principal balance is due in February 2007 and is classified as long term borrowings in the Consolidated Financial Statements.

RISK FACTORS

      We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not currently known to us or that we currently deem immaterial may also impair our business operations. You should also read the cautionary statements in this document, wherever they appear, as applying to all related forward-looking statements.

Risks Related to Our Business

We may experience a shortfall in revenues or earnings or otherwise fail to meet public market expectations in any particular quarter, which could materially and adversely affect our business and the market price of our common stock.

      Our revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. Some of these factors include:

•	changes in demand for our products and services;

•	a shift in the timing or shipment of a customer order from one quarter to another;

•	product and price competition;

•	our ability to develop and market new products and control costs;

•	timing of new product introductions and product enhancements;

•	failure by our customers to renew existing support or maintenance agreements in a timely manner, if at all;

•	mix of products and services sold;

•	delay or deferral of customer implementations of our products;

•	size and timing of individual license transactions;

•	length of our sales cycle;

•	changes in domestic and foreign markets;

•	success in growing our distribution channels;

•	acquisitions by competitors; and

•	performance by outsourced service providers, and the costs of the underlying contracts of these providers, that are critical to our operations.

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

Reductions in information technology spending could continue to harm our business.

      Our products typically represent substantial capital commitments by customers. As a result, customer purchase decisions may be significantly affected by a variety of factors, including trends in capital spending for telecommunications and enterprise software, competition and the availability or announcement of alternative technologies. Weakness in global economic conditions in recent periods and related reductions in information technology, or IT, spending have resulted in many of our customers delaying or substantially reducing their spending on contact center hardware, software and services. If the weakness in the global economy were to continue or worsen, demand for our products and services would likely continue to decrease and our business would be harmed.

The convergence of voice and data networks has led to industry changes that we may not address successfully.

      Historically, we have supplied the hardware, software and associated support services for implementing contact center solutions. Contact center technology is undergoing a change in which voice and data networks are converging into a single integrated network. Our approach to this convergence has been to provide migration software permitting the integration of existing telephony environments with networks in which voice traffic is routed through data networks. This integration is provided by a software infrastructure that requires enterprise-level selling and deployment of enterprise-wide solutions, rather than selling and deployment efforts focused solely on telephone communication. This industry transition has caused us to change many aspects of our business and as a result we have had to:

•	make changes in our management and technical personnel;

•	change our sales and distribution models;

•	expand relationships with our customers as sales are now often made throughout the organization;

•	modify the pricing and positioning of our products and services;

•	address new competitors; and

•	increasingly rely on systems integrators to deploy our solutions.

      If we fail to successfully address the changed conditions in which we operate, our business could be harmed.

Our product revenues are dependent on the success of a small number of product lines.

      Historically, sales of a small number of product lines have accounted for a substantial portion of our revenues. Demand for our products could be adversely affected by any of our products not meeting customer specifications or by problems with system performance, system availability, installation or service delivery commitments, or market acceptance. We need to continue to develop new products and manage product transitions in order to succeed. If we fail to introduce new versions and releases of products, or enhancements to our existing products, in a timely manner, customers may license competing products, we may suffer lost sales and we could fail to achieve anticipated results. Our future operating results will depend on the demand for our product suite, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. Our products may not be released on schedule or may contain defects when released which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. Any of the foregoing results could harm our business.

Because we rely on our installed customer base for support contract renewals and much of our future revenues, those revenues could be significantly impaired if our existing customers do not continue to purchase and use our products and services.

      We derive a significant portion of our revenues from support contracts. As a result, if we lose a major customer or if a support contract is delayed, reduced or cancelled, our revenues would be adversely affected. In addition, customers who have accounted for significant revenues in the past may not generate revenues in future periods. We also depend on our existing customers to purchase new products that we introduce to the market. We may not be able to obtain new customers to replace any existing customers that we lose.

We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do.

      The market for our products is intensely competitive, and competition is likely to intensify as companies in our industry consolidate to offer integrated solutions. Our principal competitors currently include companies in the contact center market and companies that market traditional telephony products and services. As the market develops for converged voice and data networks and products and the demand for traditional, telephony-based call centers diminishes, companies in these markets are merging, creating potentially larger and more significant competitors. Many current and potential competitors, including Avaya Inc., Cisco Systems, Genesys, a subsidiary of Alcatel and Nortel Networks, may have considerably greater resources, larger customer bases and broader international presence than us. Consequently, we expect to encounter substantial competition from these and other sources.

We may not be able to adapt our products and services quickly or efficiently enough to respond to technological change.

      The market for our products and services is subject to rapid technological change and new product introductions. Current competitors or new market entrants may develop new, proprietary products with features that could adversely affect the competitive position of our products. We may not successfully anticipate market demand for new products or services or introduce them in a timely manner.

      The convergence of voice and data networks, and of wired and wireless communications could require substantial modification and customization of our current products and business model, as well as the introduction of new products. Further, customer acceptance of these new technologies may be slower than we anticipate. We may not be able to compete effectively in these markets. In addition, our products must readily integrate with major third-party security, telephony, front-office and back-office systems. Any changes to these third-party systems could require us to redesign our products, and any such redesign might not be possible on a timely basis or achieve market acceptance.

We may experience difficulty anticipating demand for our products and services, which may cause our operating results to suffer.

      The demand for and sales mix of our products and services depends on many factors and is difficult to forecast. If forecasted demand does not develop, we could have excess production and capacity resulting in higher inventories of finished products and components and underutilized personnel, which would use cash and could lead to write-offs of some or all of the excess inventories or returns, which could result in lower gross margins. In addition, we may also incur certain costs, such as fees for excess manufacturing capacity and cancellation of orders and charges associated with excess and obsolete materials and goods in our inventory, which could result in lower margins. If demand increases beyond what we forecast, we may have to increase production at our third-party manufacturers or increase our capacity to deliver products and services. We depend on our suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand or may choose to allocate capacity to other customers. Even if we are able to procure enough components, our third-party manufacturers might not be able to produce enough of our products to meet market demand. The inability of either our manufacturers or our suppliers to increase production rapidly enough or our inability to obtain qualified services personnel could cause us to fail to meet customer demand. Rapid increases or decreases in production levels could result in higher costs for manufacturing, supply of components and other expenses. These higher costs could reduce our margins. Furthermore, if production is increased rapidly, manufacturing yields could decline, which may also reduce our margins.

We are involved in litigation which could be expensive and divert our resources.

      We have in the past and continue to be involved in litigation for a variety of matters. Any claims brought against us will likely have a financial impact, potentially affecting the market performance of our common stock, generating costs associated with the disruption of business and diverting management’s attention. We are currently involved in a binding arbitration proceeding with Electronic Data Systems Corporation, or EDS, in which EDS is seeking $26 million in damages and we are counterclaiming for our damages. There can be no assurance as to the outcome of this arbitration. In addition, there has been extensive litigation regarding patents and other intellectual property rights in our industry, and we are periodically notified of such claims by third parties. We have been sued in the past for alleged patent infringement. We expect that software product developers and providers of software in markets similar to ours will increasingly be subject to infringement claims or demands for infringement indemnification as the number of products and competitors in our industry grows and the functionality of products overlap. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention, cause product delays and have an adverse effect on our revenues and operating results. If any of our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our products, which may not be available on terms acceptable to us or at all. Moreover, even if we negotiate license agreements with a third party, future disputes with such parties are possible. If we are unable to resolve an intellectual property dispute through a license, settlement or successful litigation, we would be subject to pay damages and be prevented from making, using or selling certain products or services. In the future, we could become involved in other types of litigation, such as shareholder lawsuits for alleged violations of securities laws, claims by employees, and product liability claims.

We are subject to risks inherent in doing business internationally.

      We market our products and services worldwide and anticipate entering additional foreign markets in the future. If we fail to enter certain major markets successfully, our competitive position could be impaired and we may be unable to compete on a global scale. The financial resources required to enter, establish and grow new and existing foreign markets may be substantial, and foreign operations are subject to additional risks which may negatively impact our business including:

•	the cost and timing of the multiple governmental approvals and product modifications required by many countries;

•	fluctuations in the value of foreign currencies;

•	less effective protection of intellectual property;

•	difficulties in staffing and managing foreign operations;

•	global economic climate considerations including potentially negative tax and foreign and domestic trade legislation, which could result in the creation of trade barriers such as tariffs, duties, quotas and other restrictions;

•	longer payment cycles; and

•	seasonal reductions in business activity in international locales, such as during the summer months in Europe.

Our failure to grow and maintain our relationships with systems integrators or VARs could impact our ability to market and implement our products and reduce future revenues.

      Failure to establish or maintain relationships with systems integrators or VARs would significantly harm our ability to sell our products. Systems integrators and VARs market, sell, install and deploy our products, and perform custom integration of systems and applications. If these relationships fail, we will have to devote substantially more resources to the sales and marketing, implementation and support of our products than we would have had to otherwise. In addition, there could be channel conflict among our varied sales channels, which could harm our business, financial condition and results of operations.

We may experience difficulty expanding our distribution channels.

      We have historically sold our products and services through our direct sales force and a limited number of distributors. Changes in customer preferences, the markets we target, the competitive environment or other factors may require us to expand our third-party distributor, VARs, systems integrator, technology alliances, electronic and other alternative distribution channels, and we have continued to work on such expansion in recent periods. We may not be successful in expanding these distribution channels, and such failure could hurt our operating results by limiting our ability to increase or maintain our sales through these channels or by increasing our sales expenses faster than our revenues.

We are highly dependent on third-party suppliers and underperformance by our suppliers could impair our business.

      We have outsourced our manufacturing capabilities to third parties and rely on those suppliers to order components; build, configure and test systems and subassemblies; and ship products to meet our customers’ delivery requirements in a timely manner. Failure to ship product on time or failure to meet our quality standards would result in delays to customers, customer dissatisfaction or cancellation of customer orders.

      Should we have performance issues with our manufacturing sub-contractors, the process to move from one sub-contractor to another is a lengthy and costly process that could affect our ability to execute customer shipment requirements and might negatively affect revenues and costs. We depend on certain critical components in the production of our products and services. Some of these components are obtained only from a single supplier and only in limited quantities. In addition, some of our major suppliers use proprietary technology and software code that could require significant redesign of our products in the case of a change in vendor. Further, suppliers could discontinue their products, or modify them in a manner incompatible with our current use, or use manufacturing processes and tools that could not be easily migrated to other vendors.

      We also outsource certain of our information technology activities to third parties. We rely heavily on these vendors to provide day-to-day support. We may experience disruption in our business if these vendors or we have difficulty meeting our requirements, or if we need to transition the activities to other vendors or ourselves, which could negatively affect our revenues and costs.

We may experience difficulty managing changes in our business.

      The changes we have experienced in the past and which may occur in the future in our business may place a significant strain on our operational and financial resources. We may experience substantial disruption from changes and could incur significant expenses and write-offs. We must carefully manage accounts receivables to limit credit risks. We must also maintain inventories at levels consistent with product demand. Inaccurate data (for example, credit histories or supply/demand forecasts) could quickly result in excessive balances or insufficient reserves. These changes have in the past and may in the future also place strains on our financial and reporting systems and controls.

If we fail to attract, motivate and retain highly qualified key personnel, our ability to operate our business could be impaired.

      Our future success will depend to a significant extent on our ability to attract, retain and motivate highly qualified technical, marketing, sales and management personnel. Competition for these employees is intense and the process of recruiting personnel with the combination of skills and attributes required to operate our business can be time consuming and expensive. We have recently undergone significant changes in senior management and other personnel. For example, our Chief Executive Officer was appointed in January 2004 after having been named Interim Chief Executive Officer in August 2003. Our failure to recruit, retain and motivate qualified personnel could be disruptive to our operations, and could have a material adverse effect on our operating results.

We intend to upgrade or replace certain parts of our information systems and may not be successful in implementing the changes.

      We intend to upgrade or replace certain information systems that support our operations, including systems to manage order processing, shipping, support entitlement, accounting and internal computing operations. Many of these systems are proprietary to us and are very complex. We may not be successful in implementing these new systems and transitioning data from our old systems to the new systems. Any failure or significant downtime in our information systems could prevent us from taking customer orders, shipping products, providing services or billing customers and could harm our business. In addition, our information systems require the services of personnel with extensive knowledge of these information systems and the business environment in which we operate. In order to successfully implement and operate our systems, we must be able to attract and retain a significant number of highly skilled employees. If we fail to attract and retain the highly skilled personnel required to implement, maintain and operate our information systems, our business could suffer.

Our intellectual property may be copied, obtained or developed by third parties.

      Our success depends in part upon our internally developed technology. Despite the precautions we take to protect our intellectual property, unauthorized third parties may copy or otherwise obtain and use our technology. In addition, third parties may develop similar technology independently. Unauthorized copying, use or reverse engineering of our products or independent development of technology similar to ours by competitors could materially adversely affect our business, financial condition and results of operations.

We depend on licenses from third parties for rights to the technology used in several of our products. If we are unable to continue these relationships and maintain our rights to this technology, our business could suffer.

      We depend on licenses for some of the technology used in our products from a number of third-party vendors. If we were unable to continue using the technology made available to us under these licenses on commercially reasonable terms or at all, we may have to discontinue, delay or reduce product shipments until we obtain equivalent replacement technology, which could hurt our business. In addition, if our vendors choose to discontinue support of the licensed technology in the future, we may not be able to modify or adapt our own products.

Regulatory changes and future changes to generally accepted accounting principles may negatively impact our business.

      The electronic communications industry is subject to a wide range of regulations in the markets and countries in which we currently operate or may wish to operate in the future. In addition, new products and services may involve entering different or newly regulated areas. Changes in these environments may impact our business and could affect our ability to operate in certain markets or certain regions from time to time.

      Revisions to generally accepted accounting principles or related rules of the Securities and Exchange Commission will require us to review our accounting and financial reporting procedures in order to ensure continued compliance. From time to time, such changes have an impact on our accounting and financial reporting, and these changes may impact market perception of our financial condition. Additionally, recently adopted or new legislation or regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, may lead to an increase in our costs related to audits in particular and regulatory compliance generally. A failure to comply with these new laws and regulations could materially harm our business.

We may engage in future acquisitions or investments that could prove difficult to integrate with our business and which may impair our operations.

      We have made a number of acquisitions in the past. Acquisitions or investments we make may experience significant fluctuations in market value or may result in significant write-offs or the issuance of additional equity or debt securities to finance or fund them. Acquisitions and investments can be costly and disruptive, and we may be unable to successfully integrate a new business or technology into our business. There are a number of risks that future transactions could entail, including:

•	inability to successfully integrate or commercialize acquired technologies or otherwise realize anticipated synergies or economies of scale on a timely basis;

•	diversion of management attention;

•	disruption of our ongoing business;

•	inability to assimilate or retain key technical and managerial personnel for both companies;

•	inability to establish and maintain uniform standards, controls, procedures and processes;

•	governmental, regulatory or competitive responses to the proposed transactions;

•	impairment of relationships with employees, vendors or customers including, in particular, acquired distribution and VAR relationships;

•	permanent impairment of our equity investments;

•	adverse impact on our annual effective tax rate; and

•	dilution of existing equity holders.

Our operations are geographically concentrated and we are subject to business interruption risks.

      Significant elements of our product development, manufacturing, information technology systems, corporate offices and support functions are concentrated in San Jose, California, Nashville, Tennesse and Chelmsford, Massachusetts. Significant sales, administrative and support functions and related infrastructure to support our international operations are also concentrated at our U.K. offices. In the event of a natural disaster, such as an earthquake or flood, or localized extended outages of critical utilities or transportation systems that affects us, our customers or our suppliers, we could experience a significant business interruption.

Acts of terrorism and international political instability may impact our business.

      The threat of terrorist attacks and increased international political instability in various locations around the world have created uncertainty within the worldwide economic environment. Such uncertainty may halt or hinder our ability to do business, may increase our costs and may result in reduced spending by our customers.

Fluctuations in the value of foreign currencies could result in currency transaction losses.

      As we expand our international operations, we expect that our international business will increasingly be conducted in foreign currencies. Fluctuations in the value of foreign currencies relative to the United States dollar have caused, and we expect such fluctuations to continue to increasingly cause, currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. We may experience currency losses in the future.

Risks Related to Our Common Stock

The market price for our common stock may be particularly volatile, and our shareholders may be unable to resell their shares at a profit.

      The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. From January 1, 2003 to December 31, 2003, the closing price per share of our common stock has ranged from a low of $2.86 to a high of $16.55. The stock markets have experienced significant price and trading volume fluctuations. The market for technology has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

      The market price of our common stock may fluctuate in response to various factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	changes in market valuations or earnings of our competitors or other technology companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	technological advances or introduction of new products by us or our competitors;

•	the loss of key personnel;

•	our sale of common stock or other securities in the future;

•	intellectual property or litigation developments;

•	changes in business or regulatory conditions;

•	the trading volume of our common stock; and

•	disruptions in the geopolitical environment, including war in the Middle East or elsewhere or acts of terrorism in the United States or elsewhere.

Vista has been granted certain veto rights as to particular corporate actions and owns a significant percentage of our common stock.

      Vista’s ownership of our Series B Convertible Preferred Stock together with its right to nominate two directors provides Vista with a substantial degree of control over our operations. Additionally, many significant corporate matters require Vista’s consent, including the issuance of additional capital stock, a sale of all or substantially all of our assets, the consummation of any transaction the result of which is that any person becomes the beneficial owner of more than fifty percent of our voting securities, the incurrence of certain indebtedness, a voluntary liquidation or dissolution, acquisitions by us of any material interest in any company, business or joint venture, the consummation of certain related party transactions by us, the execution by us of any agreement which restricts our right to comply with certain of our obligations to Vista, the approval of our annual budget or any material deviations from our annual budget, the declaration or payment of any dividends or distributions on our common stock, or a change in the compensation paid to, the termination of the employment of, or the replacement of, certain of our executive officers including our Chief Executive Officer. If Vista viewed these matters differently from us, we might not be able to accomplish specific corporate actions, and this failure could harm our business.

We have implemented anti-takeover provisions that could make it more difficult to acquire us.

      Our articles of incorporation, our bylaws and our shareholder rights plan contain provisions that may inhibit potential acquisition bids for us and prevent changes in our management. Certain provisions of our charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transactions. These provisions of our charter documents could have the effect of discouraging others from making tender offers for our shares, and as a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent changes in our management.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to financial market risk from fluctuations in foreign currency exchange rates and interest rates. We manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of non-performance by any one institution on any financial instrument. Separate from our financial hedging activities discussed below, material changes in foreign exchange rates, interest rates, and, to a lesser extent, commodity prices could cause significant changes. These changes could affect costs to manufacture and deliver our products and in our customers’ buying practices. We have not substantially changed our risk management practices during 2003 and do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our risk management practices.

      Debt and Interest expense: Our outstanding line of credit of $41 million under the Credit Agreement with Comerica Bank — California and CIT Business Credit is sensitive to changes in interest rates. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our outstanding line of credit balance as of December 31, 2003, indicated that such market movement would not have a material effect on our operating results. The interest rate on our $23.8 million loan that is secured by our San Jose, California buildings is re-measured semi-annually at the LIBOR rate plus 3.75% subject to a floor of 7% and a ceiling of 14%. As a hypothetical 10% movement in the LIBOR rate would not increase the sum of the LIBOR rate plus 3.75% above the floor rate of 7%, the interest expense relating to this loan would not be materially impacted by a hypothetical 10% movement in interest rates.

      Foreign Currency Exchange: Revenues generated from international operations are generally denominated in foreign currencies. We enter into outright forward foreign exchange contracts to hedge against fluctuations of significant intercompany account balances and monetary assets and liabilities denominated in a non-functional currency. In general, these contracts have maturities of one month or less. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact has not been material in any of the three years presented. As of December 31, 2003, our primary net foreign currency market exposures included Euros, British pounds, and Australian dollars.

      A sensitivity analysis assuming a hypothetical 10% movement in foreign exchange rates applied to our hedging contracts as of December 31, 2003, indicated that these market movements would not have a material effect on our business, operating results, or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges. Foreign currency rate fluctuations can impact the U.S. dollar translation of our foreign operations in our consolidated financial statements. In 2003, these fluctuations have not been material to our operating results.

      Interest and Investment Income: Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investments are in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. These investments are subject to interest rate risk, and could decline in value if interest rates increase. The average duration of our investment portfolio as of December 31, 2003 was 1.3 years. Due to the short duration and conservative nature of these instruments, we believe an immediate 10% change in interest rates would be immaterial to our operating results.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Shareholders and Board of Directors of

Aspect Communications Corporation:

      We have audited the accompanying consolidated balance sheets of Aspect Communications Corporation and its subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspect Communications Corporation and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flow for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

/S/ KPMG LLP

Mountain View, California

January 22, 2004, except as to the fourth paragraph of Note 9 and Note 21, which are as of February 13, 2004

INDEPENDENT AUDITORS’ REPORT

The Shareholders and Board of Directors of

Aspect Communications Corporation:

      We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Aspect Communications Corporation and its subsidiaries (the Company) for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated statements based on our audit.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations and cash flows of Aspect Communications Corporation and its subsidiaries for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

      The Company has restated its 2001 consolidated financial statements as discussed in Note 20 and has revised its Statement of Financial Accounting Standards No. 123 pro forma calculations as discussed in Note 1.

/S/ DELOITTE & TOUCHE LLP

San Jose, California

January 21, 2002 (November 14, 2002 as to Note 20 and March 26, 2003 as to the last paragraph of the section Stock-Based Compensation in Note 1)

ASPECT COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except par
	value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$75,653	$66,051
Short-term investments	88,339	80,049
Accounts receivable (net of allowance for doubtful accounts: $4,800 in 2003 and $11,786 in 2002)	39,561	51,145
Inventories	6,176	6,839
Other current assets	19,145	13,664

Total current assets	228,874	217,748
Property and equipment, net	68,599	86,528
Intangible assets, net	5,223	9,790
Goodwill, net	2,707	2,707
Other assets	5,182	8,949

Total assets	$310,585	$325,722

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Convertible subordinated debentures	$—	$124,983
Short-term borrowings	1,732	7,186
Accounts payable	4,936	6,798
Accrued compensation and related benefits	17,773	16,051
Other accrued liabilities	64,790	67,370
Deferred revenues	50,200	30,220

Total current liabilities	139,431	252,608
Long term borrowings	39,436	41,243
Other long-term liabilities	11,021	10,174

Total liabilities	189,888	304,025
Commitments (Note 10)
Redeemable convertible preferred stock, $0.01 par value: 2,000,000 shares authorized, 50,000 outstanding	33,681	—
Shareholders’ equity:
Common stock, $0.01 par value: 200,000,000 shares authorized, shares outstanding: 56,959,444 in 2003 and 53,038,378 in 2002	570	530
Additional paid-in capital	232,199	197,747
Deferred stock compensation	—	(381)
Accumulated other comprehensive income (loss)	548	(873)
Accumulated deficit	(146,301)	(175,326)

Total shareholders’ equity	87,016	21,697

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$310,585	$325,722

See Notes to Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Net revenues:
Software license	$71,461	$82,837	$106,531
Hardware	42,981	65,791	77,294
Services:
Software license updates and product support	216,313	205,744	206,127
Professional services and education	33,093	41,689	55,821

Services	249,406	247,433	261,948

Total net revenues	363,848	396,061	445,773

Cost of revenues:
Cost of software license revenues	15,424	57,471	13,721
Cost of hardware revenues	37,493	55,877	73,980
Cost of services revenues	102,132	127,670	150,959

Total cost of revenues	155,049	241,018	238,660

Gross margin	208,799	155,043	207,113
Operating expenses:
Research and development	49,250	56,844	96,003
Selling, general and administrative	106,497	150,726	224,532
Restructuring charges	3,814	22,404	43,951

Total operating expenses	159,561	229,974	364,486

Income (loss) from operations	49,238	(74,931)	(157,373)
Interest income	3,142	3,862	5,556
Interest expense	(7,142)	(11,807)	(10,804)
Other income (expense)	(665)	(1,421)	1,873)

Net income (loss) before income taxes	44,573	(84,297)	(160,748)
Provision (benefit) for income taxes	7,071	(27,429)	(4,498)

Net income (loss) before cumulative effect of change in accounting principle	37,502	(56,868)	(156,250)
Cumulative effect of change in accounting principle	(777)	(51,431)	—

Net income (loss)	36,725	(108,299)	(156,250)
Accrued preferred stock dividend and accretion of redemption premium	(6,389)	—	—
Amortization of beneficial conversion feature	(1,311)	—	—

Net income (loss) attributable to common shareholders	$29,025	$(108,299)	$(156,250)

Basic and diluted earnings (loss) per share attributable to common shareholders before cumulative effect of change in accounting principle (See Note 15)	$0.40	$(1.08)	$(3.03)
Cumulative effect of change in accounting principle	$(0.01)	$(0.98)	$—

Basic and diluted earnings (loss) per share attributable to common shareholders	$0.39	$(2.06)	$(3.03)

Weighted average shares outstanding, basic and diluted	54,453	52,519	51,530

See Notes to Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Retained
	Common Stock		Additional	Deferred	Comprehensive	Earnings
			Paid-in	Stock	Income	(Accumulated
	Shares	Amount	Capital	Compensation	(Loss)	Deficit)	Total

	(In thousands, except share amounts)
Balances, January 1, 2001	51,125,114	$512	$190,435	$(2,421)	$2,726	$89,223	$280,475

Comprehensive loss:
Net loss	—	—	—	—	—	(156,250)	(156,250)
Unrealized loss on securities, net of reclassification adjustments (net of tax of $3,016)	—	—	—	—	(4,717)	—	(4,717)
Translation adjustments	—	—	—	—	(4)	—	(4)

Comprehensive loss	—	—	—	—	—	—	(160,971)

Issuance of common stock under various stock purchase and option plans	798,890	8	5,347	—	—	—	5,355
Forfeitures of restricted stock	(34,550)	(1)	(638)	639	—	—	—
Amortization of deferred stock compensation	—	—	—	635	—	—	635

Balances, December 31, 2001	51,889,454	519	195,144	(1,147)	(1,995)	(67,027)	125,494

Comprehensive loss:
Net loss	—	—	—	—	—	(108,299)	(108,299)
Unrealized loss on securities, net of reclassification adjustments (net of tax of $75)	—	—	—	—	(117)	—	(117)
Translation adjustments	—	—	—	—	1,239	—	1,239

Comprehensive loss	—	—	—	—	—	—	(107,177)

Issuance of common stock under various stock purchase and option plans	1,160,424	12	2,815	—	—	—	2,827
Forfeitures of restricted stock	(11,500)	(1)	(212)	213	—	—	—
Amortization of deferred stock compensation	—	—	—	553	—	—	553

Balances, December 31, 2002	53,038,378	530	197,747	(381)	(873)	(175,326)	21,697

Comprehensive income:
Net income	—	—	—	—	—	36,725	36,725
Unrealized loss on securities, net of reclassification adjustments	—	—	—	—	(278)	—	(278)
Translation adjustments	—	—	—	—	1,699	—	1,699

Comprehensive income	—	—	—	—	—	—	38,146

Beneficial conversion feature	—	—	17,583	—	—	(1,311)	16,272
Accrued preferred stock dividend and accretion of redemption premium	—	—	—	—	—	(6,389)	(6,389)
Issuance of common stock under various stock purchase and option plans	3,945,846	40	16,972	—	—	—	17,012
Forfeitures of restricted stock	(3,000)	—	(55)	55	—	—	—
Repurchase of common shares	(21,780)	—	(168)	—	—	—	(168)
Amortization of deferred stock compensation	—	—	120	326	—	—	446

Balances, December 31, 2003	56,959,444	$570	$232,199	$—	$548	$(146,301)	$87,016

See Notes to Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$36,725	$(108,299)	$(156,250)
Reconciliation of net income (loss) to cash provided by (used in) operating activities:
Depreciation	24,635	33,992	39,357
Amortization of intangible assets and deferred stock compensation	5,013	13,363	31,669
Loss on disposal of property	405	2,810	6,859
Loss (gain) on extinguishment of debt	17	(7,249)	—
Gain on sale of equity securities	—	—	(563)
Impairment of short-term investments	—	—	2,441
Accretion of convertible debentures	4,423	8,814	10,536
Cumulative effect of change in accounting principle	777	51,431	—
Impairment of long-term investments	—	8,859	—
Impairment of intangible assets	2,000	38,631	—
Changes in operating assets and liabilities:
Accounts receivable, net	14,722	31,274	52,332
Inventories	1,146	5,546	8,282
Other current assets and other assets	(3,167)	6,282	5,687
Accounts payable	(764)	773	(26,192)
Accrued compensation and related benefits	1,389	(3,084)	(9,419)
Other accrued liabilities	(6,507)	(8,718)	14,948
Deferred revenues	18,305	(445)	(15,034)

Cash provided by (used in) operating activities	99,119	73,980	(35,347)

Cash flows from investing activities:
Purchase of investments	(203,290)	(203,105)	(133,032)
Proceeds from sales and maturities of investments	194,413	185,449	158,690
Property and equipment purchases	(5,740)	(10,694)	(49,950)

Cash used in investing activities	(14,617)	(28,350)	(24,292)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	16,844	2,827	5,355
Proceeds from issuance of preferred stock, net	43,564	—	—
Payments on capital lease obligations	(376)	(788)	(396)
Proceeds from borrowings	—	27,000	42,674
Payments on borrowings	(6,886)	(21,821)	—
Payments on repurchase of convertible debentures	(129,409)	(59,769)	—

Cash provided by (used in) financing activities	(76,263)	(52,551)	47,633

Effect of exchange rate changes on cash and cash equivalents	1,363	408	26

Net increase (decrease) in cash and cash equivalents	9,602	(6,513)	(11,980)

Cash and cash equivalents:
Beginning of year	66,051	72,564	84,544

End of year	$75,653	$66,051	$72,564

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,811	$2,742	$741
Cash paid for income taxes	$916	$—	$1,443
Supplemental schedule of noncash investing and financing activities:
Accrued preferred stock dividend and amortization of redemption premium	$6,389	$—	$—
Amortization of beneficial conversion feature	$1,311	$—	$—
Beneficial conversion feature	$17,583	$—	$—

See Notes to Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:     Organization and Significant Accounting Policies

Organization

      Aspect Communications Corporation is a provider of enterprise customer contact solutions. Aspect’s mission-critical software and hardware platform, development environment and applications seamlessly integrate traditional telephony, e-mail, voicemail, web, fax, wireless business communications, and voice-over-IP while providing investment protection in a company’s data and telephony infrastructures.

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

Reclassifications

      Certain 2002 and 2001 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2003 presentation.

Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Restricted Cash

      Restricted cash consists of interest bearing deposit accounts which are restricted from use pursuant to certain loan and letter of credit agreements and line of credit arrangements. The Company has restricted cash of $6.1 million and $3 million included within current other assets at December 31, 2003 and 2002, respectively, and $3 million included within non-current other assets at December 31, 2002.

Investments

      The Company has classified all of its marketable equity securities as available-for-sale. While the Company may hold debt securities to maturity, the Company has classified all debt securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. The carrying value of all securities is adjusted to fair value, with unrealized gains and losses, net of deferred taxes, being excluded from earnings and reported as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity. Cost is based on the specific identification method for purposes of computing realized gains or losses. At December 31, 2003 and 2002, the Company had no investments in marketable equity securities.

      The Company has investments in certain privately held companies, which it accounts for under the cost method. During 2003, the Company had no write down of investments and for 2002 the Company had a write down of $9 million. The carrying amount of such investment was immaterial at December 31, 2003 and 2002.

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

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

      The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. For the year ended December 31, 2001, the Company made no material adjustments to its long-lived assets. During 2002, the Company recorded a total impairment charge of $39 million, which resulted from the impairment of certain acquired intangible assets. See Note 6 for further details on this impairment charge. During 2003, the Company recorded an impairment charge of $2 million related to a software license agreement that had been identified as having no future viability within the Company’s product line. The charge was recorded within cost of software license revenues.

      The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, in the first quarter of fiscal 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Prior to fiscal 2002, goodwill was amortized using the straight-line method over its estimated useful life. The Company completed its transitional goodwill impairment test as of January 1, 2002.

      For the transitional goodwill impairment test, the Company determined the fair value of its reporting units utilizing the discounted cash flow approach and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated that an impairment might exist for the Company’s Products reporting unit. The Company then performed Step 2 under SFAS 142 and compared the carrying amount of goodwill in the Products reporting unit to the implied fair value of the goodwill and determined that an impairment loss existed. This impairment is primarily attributable to the change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principle Board Opinion No. 17 Intangible Assets, to the fair value approach, which is stipulated in SFAS 142 and the requirement under SFAS 142 to evaluate goodwill impairment at the reporting unit level. A non-cash impairment charge totaling $51 million was recorded as a change in accounting principle effective January 1, 2002, to write-off the goodwill related to the Products reporting unit. The remaining recorded goodwill for the Services segment after this impairment write down was $3 million as of December 31, 2002 and is evaluated at least annually for possible impairment during the first quarter of every year.

      A reconciliation of previously reported net income (loss) and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Reported net income (loss) before cumulative effect of change in accounting principle	$37,502	$(56,868)	$(156,250)
Add: Goodwill and assembled workforce amortization	—	—	13,927
Subtract: Preferred stock dividend, accretion, and amortization	(7,700)	—	—

Adjusted net income (loss) attributable to common shareholders before cumulative effect of change in accounting principle	29,802	(56,868)	(142,323)
Cumulative effect of change in accounting principle	(777)	(51,431)	—

Adjusted net income (loss) to common shareholders	$29,025	$(108,299)	$(142,323)

Basic and diluted income (loss) per common share:
As reported before cumulative effect of change in accounting principle	0.40	(1.08)	(3.03)
Goodwill and assembled workforce amortization	—	—	0.27

As adjusted before cumulative effect of change in accounting principle	0.40	(1.08)	(2.76)
Cumulative effect of change in accounting principle	(0.01)	(0.98)	—

Adjusted basic and diluted loss per common share	$0.39	$(2.06)	$(2.76)

Revenue Recognition

      The Company derives its revenue primarily from two sources (i) product revenues, which include software licenses and hardware, and (ii) service revenues, which include software license updates and product support, installation, consulting and education revenue. To date, revenues from license fees have been derived from direct sales of software products to end users through our direct sales force and our distributors and resellers.

      The Company applies the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and certain provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, EITF 00-21 Revenue Arrangements with Multiple Deliverables to all transactions involving the sale of software products and hardware.

      The Company recognizes revenue from the sale of software licenses and hardware when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customer, the fee is fixed or determinable and collection of the resulting receivable is probable. Delivery generally occurs when the product is delivered to a common carrier. In any sales transaction through a distributor or reseller, we recognize revenues when the distributor or reseller sells to the end user.

      At the time of the transaction, the Company assesses whether the fee associated with its revenue transactions is fixed or determinable and whether collection is probable. The assessment of whether the fee is fixed or determinable is based partly on the payment terms associated with the transaction. If any portion of a fee is due after its normal payment terms, which are 30 to 90 days from invoice date, the Company accounts for the fee as not being fixed or determinable; in which case, the Company recognizes revenue as the fees become due. If the Company determines that collection of a fee is not probable, then the Company will defer the entire fee and recognize revenue upon receipt of cash.

      For multiple element arrangements, the Company defers the fair value of revenue associated with each undelivered element until such time as delivery occurs. Deferred revenue is allocated to each element using vendor specific objective evidence of fair value. Fair value is established through separate sales of each element to third parties.

      The Company recognizes revenue for software license updates and product support ratably over the contract term. Revenue associated with training and consulting services are generally recognized as these services are performed. However, at the time of entering into a transaction, the Company assesses whether any services included within the arrangement are essential to the functionality of other elements of the arrangement. If services are determined to be essential to other elements of the arrangement, the Company recognizes revenue on the entire arrangement under contract accounting.

      An estimate of the revenue reserve from customer returns is recorded as a reduction in revenues. In determining the Company’s revenue reserve estimate, and in accordance with internal policy, the Company relies on historical data, known returning goods in transit and direct feedback from internal business units. These factors and unanticipated changes in the economic and industry environment could make our return estimates differ from actual. The revenue reserve was $1.2 million as of December 31, 2003 and $8.1 million as of December 31, 2002.

Product Warranties

      The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time product depending on the nature of the product, geographic location of its sale and other factors. The Company accrues for estimated product warranty claims for certain customers based primarily on historical experience of actual warranty claims as well as current information on repair costs. Accrued warranty costs as of December 31, 2003 and 2002 were immaterial. Most customers purchase extended warranty contracts, which are accounted for under FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

      The Company also indemnifies its customers against claims that its products infringe certain copyrights, patents or trademarks, or incorporate misappropriated trade secrets. The Company has not been subject to any material infringement claims by customers in the past and does not have significant claims pending as of December 31, 2003.

Deferred Revenue

      Deferred revenue primarily represents payments received from customers for software license updates and product support prior to revenue recognition.

Software Development Costs

      The costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established upon completion of a working model. Any additional costs are capitalized upon the establishment of technological feasibility. As the period between the time the Company establishes the technological feasibility and the first customer shipment is short, no costs related to internally developed software have been capitalized to date.

Advertising Expenses

      The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the years ended December 31, 2003, 2002 and 2001, were approximately $1 million, $1 million and $9 million, respectively.

Stock-Based Compensation

      At December 31, 2003, the Company has four stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2003	2002	2001

	(In thousands, except per share amounts)
Net income (loss) attributable to common shareholders as reported	$29,025	$(108,299)	$(156,250)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,560)	(16,842)	(48,890)
Add back: Amortization of deferred stock compensation	446	553	635

Pro forma net income (loss) attributable to common shareholders	$20,911	$(124,588)	$(204,505)

Basic and diluted income (loss) per share:
As reported	$0.39	$(2.06)	$(3.03)
Pro forma	$0.28	$(2.37)	$(3.97)

      During the preparation of the Company’s 2002 consolidated financial statements, management determined that the pro forma net loss and pro forma net loss per share for fiscal year 2001 had been improperly calculated due to a tax benefit being recognized for the pro forma effect of stock-based awards under SFAS 123. Accordingly, pro forma amounts presented above have been revised. These changes did not impact the Company’s consolidated statement of operations for 2001.

Foreign Currency Translation and Foreign Exchange Transactions

      Operations of the Company’s foreign subsidiaries are measured using local currencies as the functional currency for each subsidiary. Gains and losses realized on foreign currency transactions, excluding the results of foreign exchange hedging activities, were a gain of $3 million in 2003, a gain of $3 million in 2002, and a loss of $2 million in 2001.

      The Company has a foreign exchange hedging program, utilizing forward foreign currency contracts, designed to mitigate future impact on non-functional currency balances arising from foreign currency fluctuations. The forward foreign currency contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa at a specified future date. The Company has not designated the derivatives used in the foreign exchange hedging program as cash flow or fair value hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In general, these contracts have maturities of one month or less. These contracts are revalued to their fair value on the balance sheet on a monthly basis. Gains and losses on the foreign currency forward contracts were a loss of $3 million in 2003, a loss of $3 million in 2002 and a gain of $1 million in 2001. As of December 31, 2003 and 2002, outstanding forward foreign currency contracts were primarily for Euros, British pounds and Australian dollars.

      Gains and losses realized on foreign currency transactions, including foreign exchange hedging activities, were immaterial losses in 2003 and 2002, and a $1 million loss in 2001. These gains and losses are included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

      Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect as of the balance sheet dates, and results of operations for each subsidiary are translated using the average rates in effect for the periods presented. Translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity. Accumulated translation adjustments were a net unrealized immaterial gain at December 31, 2003, a net unrealized loss of $1 million at December 31, 2002, and a net unrealized loss of $3 million of December 31, 2001.

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

Trade Accounts Receivable

      Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company specifically analyzes historical bad debts, the aging of the accounts receivable, customer concentrations and credit worthiness, potential disagreements with customers, current economic trends and changes in customer payment terms to evaluate the allowance for doubtful accounts. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

      The allowance for doubtful accounts roll-forward for 2003, 2002 and 2001 is as follows:

	Beginning	Charged to Costs		Ending
	Balance	and Expenses	Deductions	Balance

2003
Allowance for doubtful accounts	$11,786	$(3,744)	$3,242	$4,800
2002
Allowance for doubtful accounts	$5,987	$9,964	$4,165	$11,786
2001
Allowance for doubtful accounts	$8,635	$4,135	$6,783	$5,987

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

Comprehensive Income (Loss)

      Accumulated other comprehensive income (loss) at December 31 is comprised of (in thousands):

	2003	2002	2001

Accumulated unrealized net gains on available-for-sale securities	$208	$486	$603
Accumulated translation adjustments	340	(1,359)	(2,598)

Accumulated other comprehensive income (loss)	$548	$(873)	$(1,995)

      The reclassification adjustment, net of taxes, relating to unrealized gains and losses on securities is comprised of (in thousands):

	2003	2002	2001

Unrealized holding gains (losses) arising during the period	$530	$1,437	$(4,374)
Less: reclassification adjustment for net gains recognized in net income (loss)	(808)	(1,554)	(343)

Net unrealized losses on securities	$(278)	$(117)	$(4,717)

Recently Issued or Adopted Accounting Pronouncements

EITF No. 00-21

      In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on operating results or financial condition of the Company.

FIN No. 46R

      In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company’s consolidated financial position, results of operations or cash flows.

SFAS No. 143

      In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the provisions of SFAS 143 on January 1, 2003 and the adoption did have a material effect on its results of operations or financial position. See Note 18.

SFAS No. 149

      In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

SFAS No. 150

      In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company’s consolidated financial statements.

      SAB No. 104

      In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company’s results of operations or financial condition.

Note 2:     Investments

      Short-term investments in marketable debt securities at December 31 consist of the following (in thousands):

	2003

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Corporate notes and bonds	$48,494	$148	$(45)	$48,597
Government obligations	39,136	129	(23)	39,242
Other	500	—	—	500

Total	$88,130	$277	$(68)	$88,339

	2002

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Corporate notes and bonds	$42,213	$448	$(5)	$42,656
Government obligations	37,040	353	—	37,393

Total	$79,253	$801	$(5)	$80,049

      The maturity of short-term investments in marketable debt securities at December 31, 2003, was as follows (in thousands):

	Market Value

	Within	One to	Greater Than
	One Year	Three Years	Three Years	Total

Corporate notes and bonds	$4,500	$31,142	$12,955	$48,597
Government obligations	3,898	24,721	10,623	39,242
Other	500	—	—	500

Total	$8,898	$55,863	$23,578	$88,339

      In 2003, 2002 and 2001, the Company recorded realized gains of $1 million, $2 million and $2 million, and realized losses of $0.2 million, $9 million and $2 million, respectively.

Note 3:     Inventories

      Inventories as of December 31 consist of (in thousands):

	2003	2002

Raw materials	$3,512	$4,643
Work in progress	6	31
Finished goods	2,658	2,165

Total	$6,176	$6,839

Note 4:     Other Current Assets

      Other current assets as of December 31 consist of (in thousands):

	2003	2002

Prepaid expenses	$10,749	$8,821
Other receivables	2,278	1,963
Restricted cash	6,118	2,880

Total	$19,145	$13,664

Note 5:     Property and Equipment

      Property and equipment as of December 31 consist of (in thousands):

	2003	2002

Land	$3,914	$3,914
Buildings and improvements	45,709	45,709
Computer and development equipment	135,927	139,923
Field spares	23,385	23,124
Office equipment	37,367	36,670
Leasehold improvements	23,715	23,264
Construction in progress	975	32

Total	270,992	272,636
Accumulated depreciation and amortization	(202,393)	(186,108)

Property and equipment, net	$68,599	$86,528

      As of December 31, 2003 and 2002, the Company has $400,000 and $2 million of computers and equipment acquired under capital lease arrangements with related accumulated amortization of $0.2 million and $1.4 million respectively.

Note 6:     Intangible Assets

      Intangible assets, excluding goodwill, consist of (in thousands, except for amortization period, which is in years):

	December 31, 2003				December 31, 2002

	Weighted
	Average	Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Existing technology acquired	9	$17,018	$13,976	$3,042	$17,018	$12,197	$4,821
Intellectual property acquired	7	21,573	19,392	$2,181	21,573	16,604	$4,969

Total intangible assets		$38,591	$33,368	$5,223	$38,591	$28,801	$9,790

      During the third quarter of 2002, the Company identified indicators of impairment of acquired assets relating to previous acquisitions. These indicators included the deterioration in the business outlook, recent changes in strategic plans and revised future net cash flow for certain acquired intangible assets. Therefore, the Company compared these future net cash flows to the respective carrying amounts attributable to the acquired intangible assets and determined that an impairment existed. As a result, during the third quarter of 2002, the Company recorded a total impairment charge of $39 million. Of this charge, $38 million related to acquired technology and was recorded within cost of revenues, while approximately $1 million related to customer base and sales channels acquired and was recorded within selling, general and administrative expenses. Amortization expense of intangible assets including those for which an impairment charge was taken, except goodwill and assembled workforce was $5 million, $13 million and $17 million for 2003, 2002 and 2001, respectively. The amortization expense related to the intangible assets written off during the third quarter of 2002 was $8 million and $12 million for 2002 and 2001, respectively. In January 2002, the Company determined that there was no longer any further use of certain acquired intangible assets for research and development purposes. Therefore, from January 2002, the Company started recording the amortization of acquired intangible assets to cost of software license revenues, while prior to January 2002, the Company recorded the amortization to research and development costs. The estimated amortization for each of the fiscal years subsequent to December 31, 2003, is as follows (in thousands):

Estimated
Amortization
Year Ended December 31	Expense

2004	2,914
2005	2,309

Total	$5,223

      During 2003, the Company recorded an impairment charge of $2 million related to a software license agreement that had been identified as having no future viability within the Company’s product line. The charge was recorded within cost of software license revenues.

Note 7:     Other Accrued Liabilities

      Other accrued liabilities as of December 31 consist of (in thousands):

	2003	2002

Accrued sales and use taxes	$8,066	$7,290
Accrued restructuring	7,193	11,326
Accrued income taxes	16,817	10,256
Other accrued liabilities	32,714	38,498

Total	$64,790	$67,370

Note 8:     Convertible Subordinated Debentures

      In August 1998, the Company completed a private placement of approximately $150 million ($490 million principal amount at maturity) of zero coupon convertible subordinated debentures due 2018. The debentures were priced at a yield to maturity of 6% per annum and were convertible into the Company’s common stock anytime prior to maturity at a conversion rate of 8.713 shares per $1,000 principal amount at maturity. Holders could require the Company to repurchase the debentures on August 10, 2003, August 10, 2008, and August 10, 2013, for cash, or at the election of the Company, for the Company’s common stock, if certain conditions were met. The debentures were not secured by any of the Company’s assets and were subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to the debt of the Company’s subsidiaries.

      In 2002, the Company paid $59.8 million to repurchase convertible subordinated debentures in the open market, resulting in a gain on extinguishment of debt of approximately $7 million and reducing the principal amount of the convertible debentures due at maturity from $490 million to $314 million. In the first quarter of 2003 the Company paid $5.6 million to repurchase convertible debentures in the open market. These repurchases reduced the principal amount of the convertible debentures due at maturity from $314 million to $300 million. Pursuant to the terms of the debentures, the Company was obligated to repurchase all debentures properly tendered on August 11, 2003 at a repurchase price of $412 for each $1,000 principal amount at maturity. In connection with the repurchase, the Company paid $122.8 million in cash to repurchase $298 million in principal amount at maturity, which represented 99% of the outstanding convertible subordinated debentures. On December 29, 2003, the Company paid $1 million to repurchase the final 1% of the outstanding convertible subordinated debentures. As of December 31, 2003, the Company had retired the entire balance of the convertible subordinated debentures.

Note 9:     Lines of Credit and Borrowings

      On August 9, 2002, the Company entered into a Credit Agreement with Comerica Bank-California as administrative agent and CIT Business Credit as collateral agent which provides the Company with a $25 million revolving loan facility and a $25 million senior secured term loan. The revolver has a three-year term and is secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the revolver include a Eurocurrency Rate and a Base Rate plus the applicable margins adjusted on a quarterly basis. Availability under the revolver also includes up to $5 million in the aggregate in stand-by letters of credit. At December 31, 2003, the Company had no amounts outstanding under the revolver and had utilized $1 million in letters of credit. The term loan has a four-year term and is payable in equal quarterly installments including interest. The term loan is also secured by all of the Company’s assets, a negative pledge on the Company’s intellectual property and a pledge of stock in the Company’s foreign and domestic subsidiaries. The Company’s borrowing options under the term loan include a Eurocurrency Rate and Base Rate plus applicable margins. As of December 31, 2003, the Company had $17.2 million outstanding under the term loan with the applicable interest rate of 4.15%. See Note 21.

      In the event that the Company terminates the term loan prior to the maturity date, the lenders will receive a prepayment penalty fee from the Company. Proceeds from certain financing transactions are required to be used to prepay the credit facilities. Transactions that require 100% of the proceeds to be used to prepay the credit facilities include permitted asset sales and future debt issuances. In addition, 50% of the proceeds from future equity issuances, excluding the proceeds from the Series B convertible preferred stock issuance described in Note 13, must be used to prepay the credit facilities. The facilities can be used for working capital, general corporate purposes and to repurchase the Company’s outstanding convertible subordinated debt. The Credit Agreement includes customary representations and warranties and covenants. The financial covenants include unrestricted cash, liquidity ratio, fixed charge coverage ratio, tangible net worth and earnings before interest expense, income taxes, depreciation and amortization (EBITDA). During the first quarter of 2003, the Company signed Amendment No. 1 to the Credit Agreement. This amendment clarified the accounting for the redeemable convertible preferred stock in the covenant computations, revised the liquidity ratio and the tangible net worth covenant requirements, and gave bank consent for the repurchase of 100% of the convertible subordinated debentures with cash. During the second quarter of 2003, the Company signed Amendment No. 2 to the Credit Agreement. This amendment extended the deadline by which the stock of certain subsidiaries of the Company was required to be pledged as collateral. The Company was in compliance with all related covenants and restrictions as of December 31, 2003.

      In October 2001, the Company entered into a 5-year loan with Fremont Bank in the amount of $25 million that bore interest at an initial rate of 8% which was to be re-measured semi-annually beginning May 2002 at the rate of LIBOR + 3.75% subject to a floor of 8% and a ceiling of 14%. During the third quarter of 2003, the Company signed a letter agreement to amend the Loan and Security Agreement. This amendment reduced the floor rate to 7% effective September 1, 2003. The loan is secured by a security interest in the Company owned buildings in San Jose. Borrowings are payable in equal monthly installments including interest computed on a 20-year amortization schedule until November 1, 2006, at which time the outstanding loan balance will become payable. At December 31, 2003, the Company had $23.8 million outstanding under this loan. The bank also required that the Company supply a $3 million letter of credit, which is recorded as restricted cash in other assets on the balance sheet as of December 31, 2003.

      The Company refinanced the line of credit and bank borrowings outstanding as discussed in Note 21.

      In addition to the line of credit, the Company has two outstanding bank guarantees with a European bank, which are required for daily operations such as payroll, import/export duties and facilities. As of December 31, 2003, approximately $3.1 million is recorded as restricted cash in other current assets on the balance sheet related to these bank guarantees.

Note 10:     Commitments

      The Company leases its facilities and certain equipment under non-cancelable capital and operating leases. Future minimum lease payments under such capital and operating leases and the present value of minimum lease payments under capital leases as of December 31, 2003 are as follows (in thousands):

	Capital	Operating

2004	$152	$16,232
2005	51	16,451
2006	—	11,037
2007	—	4,746
2008	—	4,159
2009 and thereafter	—	28,801

Future minimum lease payments	203	$81,426

Amounts representing interest	(14)

Present value of future minimum lease payments	189
Current portion	(139)

Capital lease obligations, net of current portion	$50

      Rent expense incurred under the operating leases was approximately $11 million, $11 million, and $15 million in 2003, 2002, and 2001, respectively. Rent expense under the facilities leases is recognized on a straight-line basis over the term of the lease. In addition, the Company recorded sublease rental income of $0.8 million in 2003 and $1 million in 2002 and 2001.

      As of December 31, 2003, the Company had non-cancelable purchase commitments of $18 million, $10 million, $10 million, $10 million, $7 million and $7 million, payable in 2004, 2005, 2006, 2007, 2008 and 2009, respectively.

Note 11:     Convertible Preferred Stock

      On January 21, 2003, the Company and Vista closed a private placement for the sale of $50 million of the Company’s Series B convertible preferred stock with net proceeds of $44 million after expenses. The shares of Series B convertible preferred stock were sold for $1,000 per share and the holders of the 50,000 outstanding shares of Series B convertible preferred stock are entitled to vote (on an as-converted basis) on all matters subject to a stockholder vote. On most issues, the holders of Series B preferred stock and common stock vote together as a single class; however, the holders of Series B convertible preferred stock have veto rights with respect to certain Company actions. The actions which require the affirmative vote of the holders of a majority of the outstanding shares of Series B convertible preferred stock are fully described in the Company’s Certificate of Determination of Rights, Preferences and Privileges of Series B convertible preferred stock. The shares of Series B convertible preferred stock are initially convertible into 22.2 million shares of the Company’s common stock (subject to certain anti-dilution protection adjustments) and are mandatorily redeemable at 125% of the face value on January 21, 2013. Each holder of the Series B convertible preferred stock has the right, at any time, to convert all or a portion of its outstanding shares of Series B convertible preferred stock into shares of common stock. As more fully described in the Company’s Certificate of Determination of Rights, Preferences and Privileges of Series B convertible preferred stock, the Company may elect to cause all, or under certain circumstances portions, of the outstanding shares of Series B convertible preferred stock to be converted into common stock. In order for the Company to cause such a conversion to occur, all the shares issued pursuant to such conversion must be sold pursuant to an underwritten public offering of common stock pursuant to an effective registration statement under the Securities Act in which the price per share paid by the public exceeds $8.00 (subject to adjustments to reflect any stock dividends, stock splits and the like) and the Company would need to notify each holder of Series B convertible preferred stock no later than ten business days prior to the conversion date. Prior to such offering, the holder could convert all or a portion of its shares into common stock to avoid selling such shares in such offering.

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

      During the time that the Series B Convertible preferred stock is outstanding, the Company is obligated to accrue dividends on each share of the Series B convertible preferred stock, compounded on a daily basis at the rate of 10% per annum. The undeclared preferred stock dividends are forfeited in the event of conversion. Accrued dividends was $5 million the year ended December 31, 2003. In addition to the dividend accrual, the Company is recording accounting charges associated with the accretion of the 125% redemption premium and the amortization of the beneficial conversion feature under the net interest method through January 21, 2013. The redemption premium of $17.6 million is calculated based on a redemption value of $62.5 million. Accretion of the redemption premium was $1.4 million for the twelve months ended December 31, 2003. The beneficial conversion feature of $17.6 million is computed based on the difference between the conversion price of the preferred equity and the fair market value of the Company’s common stock on January 21, 2003. Amortization of the beneficial conversion feature was $1.3 million for the year ended December 31, 2003.

      The sale and issuance of the Series B convertible preferred stock to Vista followed the approval of the transaction by the Company’s shareholders at the Special Meeting of Shareholders on January 21, 2003, plus expenses paid to Vista. Pursuant to Vista’s contractual rights, following the sale and issuance of the Series B convertible preferred stock, Vista elected two new members to the Company’s Board of Directors. See Note 21.

Note 12:     Shareholders’ Equity

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

      A summary of stock option activity follows:

	Number of	Weighted-Average
	Shares	Exercise Price

Outstanding as of January 1, 2001 (4,576,691 stock options exercisable at a weighted average exercise price of $14.18)	12,903,328	$20.82
Granted	7,101,150	4.90
Canceled	(9,307,526)	22.25
Exercised	(285,062)	4.97

Outstanding as of December 31, 2001 (4,151,876 stock options exercisable at a weighted average exercise price of $10.73)	10,411,890	9.12
Granted	6,329,232	3.69
Canceled	(3,582,716)	7.57
Exercised	(160,972)	2.95

Outstanding as of December 31, 2002 (5,207,509 stock options exercisable at a weighted average exercise price of $9.68)	12,997,434	6.96
Granted	2,526,060	3.85
Canceled	(2,084,270)	7.39
Exercised	(3,183,372)	4.89

Outstanding as of December 31, 2003.	10,255,852	$6.76

      The following table summarizes information about stock options outstanding as of December 31, 2003:

		Weighted Average
		Remaining
Range of	Number	Contractual Life	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	(In Years)	Exercise Price	Exercisable	Exercise Price

$ 0.80 – $ 2.12	1,334,323	8.64	$1.72	686,802	$1.72
2.28 – 2.96	2,253,712	6.96	2.95	1,377,200	2.95
3.09 – 4.20	2,028,727	8.89	3.49	475,136	3.90
4.25 – 6.18	1,936,711	8.10	4.86	841,569	4.91
6.20 – 9.88	883,463	6.06	8.04	643,869	8.08
10.09 – 14.23	691,143	6.47	12.44	504,522	12.30
14.29 – 24.31	744,573	5.30	17.75	694,781	17.84
29.31 – 35.88	168,000	6.24	32.16	167,711	32.16
36.38 – 45.88	207,300	5.97	44.31	199,081	44.58
47.00 – 59.56	7,900	4.73	48.43	6,985	48.55

$ 0.80 – $59.56	10,255,852	7.51	$6.76	5,597,656	$8.87

      As of December 31, 2003, 5,797,573 shares were available for future grant under the Company’s stock option plans.

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

      On November 14, 2002, the Company further amended its Rights Agreement to exclude the purchaser of the Company’s Series B convertible preferred stock from the definition of an Acquiring Person under the Rights Agreement, but only with respect to the purchase and beneficial ownership of Series B convertible preferred stock and other equity securities representing up to 34.9% of the issued and outstanding Common Stock of the Company, as adjusted from time to time for any adjustments to the conversion price of Series B convertible preferred stock into Common Stock of the Company and any repurchase by the Company of its capital stock.

Employee Stock Purchase Plan

      In 1990, the Board of Directors established the 1990 Employee Stock Purchase Plan, under which 8.25 million common shares are currently authorized for sale to qualified employees through payroll withholdings at a price equal to 85% of the lower of the fair market value as of the beginning or end of each 6-month offering period which commences on February 16 and August 16 (or the next business day if those days are not business days) of each year. Shares purchased were 724,979, 963,363 and 524,639 at weighted average exercise prices of $1.79, $2.12 and $8.44 in 2003, 2002 and 2001, respectively. As of December 31, 2003, 5,621,962 shares had been issued under this plan.

Shares Reserved for Issuance

      As of December 31, 2003, the Company had reserved shares of common stock for issuance as follows:

Stock option plans	16,053,425
Stock purchase plans	2,628,038
Other stock plans	87,701

18,769,164

Restricted Stock Issuance

      In July 2000, the Company’s Board of Directors amended the 1996 Employee Stock Option Plan and granted 165,000 shares of restricted stock to specific employees. The Company recorded a deferred stock compensation charge of approximately $3 million for the fair value of the common shares on the issuance date and amortizes the amount, net of forfeitures, over the three-year vesting period on a straight line basis. Amortization expense for 2003, 2002 and 2001 was $446,000, $553,000 and $635,000, respectively. As of December 31, 2003, 102,950 shares were issued and 62,050 were forfeited and no restricted stock grants are currently outstanding.

Stock-Based Compensation

      The Company utilizes stock options to attract new employees and retain existing employees. Such options provide the grantee an opportunity to purchase the Company’s common stock at the fair market value of such shares as of the date of grant, pursuant to a vesting period. The options expire based on the earlier of the employee’s termination date or typically ten years from the grant date. SFAS 123 requires that the fair value of stock-based awards to employees be calculated through the use of option pricing models. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values.

      The fair value of each option grant (estimated on the date of grant) was estimated using the Black-Scholes model with the following assumptions:

	Year Ended December 31,

	2003	2002	2001

Employee Stock Options
Expected life from grant date (in years)	3.3	3.1	3.0
Expected stock volatility	119%	112%	104%
Risk-free interest rate	2%	3%	4%
Dividend yield	—	—	—
Weighted-average fair value	$2.72	$2.50	$3.96
Employee Stock Purchase Plan
Expected life from grant date (in years)	0.5	0.5	0.5
Expected stock volatility	116%	124%	117%
Risk-free interest rate	3%	3%	4%
Dividend yield	—	—	—
Weighted-average fair value	$1.03	$0.96	$3.75

Note 13:     Employee Benefit Plan

      Qualified employees are eligible to participate in the Company’s 401(k) tax-deferred savings plan. Participants may contribute up to 17% of their eligible earnings (up to a maximum contribution of $12,000 in 2003) to this plan, for which the Company, at the discretion of the Board of Directors and within certain limitations, may make matching contributions and discretionary contributions. The Company temporarily suspended matching contributions in 2002. Contributions made by the Company to the plan were approximately $1 million in 2001.

Note 14:     Income Taxes

      Income tax benefits (provisions) for the years ended December 31 consist of (in thousands):

	2003	2002	2001

Current:
Federal	$(275)	$28,379	$2,879
State	(600)	(92)	660
Foreign	(6,196)	(858)	959

Subtotal	(7,071)	27,429	4,498
Deferred:
Federal	—	—	—
State	—	—	—

Subtotal	—	—	—

Total	$(7,071)	$27,429	$4,498

      During the first quarter of 2002, there was a change in the tax law that increased the years to which the Company could carry back its 2001 tax loss from two to five years, resulting in a tax refund and tax benefit of $27 million.

      Net income (loss) before income taxes and cumulative effect of change in accounting principle for the years ended December 31 consists of (in thousands):

	2003	2002	2001

Domestic	$14,831	$(96,328)	$(127,793)
Foreign, net	29,742	12,031	(32,955)

Total	$44,573	$(84,297)	$(160,748)

      A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of income (loss) before income taxes for the years ended December 31 is as follows:

	2003	2002	2001

Tax at statutory rate	35.0%	(35.0)%	(35.0)%
State income taxes — net of federal effect	3.0	(3.0)	(3.0)
Goodwill amortization	—	—	2.9
Research and development tax credits	(0.4)	(0.8)	(2.0)
Tax-exempt investment income	—	—	(0.3)
Nondeductible expenses	4.2	—	—
Foreign losses for which no benefit may be realized	—	—	4.4
Effect of differences in foreign tax rates	(3.7)	—	—
Change in valuation allowance	(23.8)	15.4	33.0
Goodwill write-down	—	23.4	—
Tax refund as a result of change in tax law	—	(33.7)	—
Alternative minimum tax	0.6	—	—
Other	1.0	1.2	(2.8)

Total	15.9%	(32.5)%	(2.8)%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carry forwards and tax credits. Significant components of the Company’s deferred income tax assets and liabilities as of December 31 were as follows (in thousands):

	2003	2002

Deferred tax assets:
Accruals deductible in different periods	$17,474	$25,446
Deferred revenue	98	267
Depreciation and amortization	7,583	7,257
Net operating loss and tax credit carryovers of Aspect and subsidiaries	51,170	48,204
Costs capitalized for state tax purposes	2,301	2,838

Total deferred tax assets	$78,626	$84,012

Deferred tax liabilities:
Unrealized gains on investments	$—	$(311)
Purchased intangibles	(7)	(57)

Total deferred tax liabilities	$(7)	$(368)

Net deferred tax asset before valuation allowance	$78,619	$83,644
Valuation allowance	$(78,619)	$(83,644)

Net deferred tax asset (liability)	$—	$—

      The Company records a valuation allowance to reduce the carrying amounts of deferred tax assets, if it is more likely than not that such assets will not be realized. As of December 31, 2003, approximately $6 million of the Company’s total deferred tax assets related to net operating losses resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses will be accounted for as a credit to shareholders’ equity rather than as a reduction of the income tax provision.

      As of December 31, 2003, the Company had approximately $94 million of federal net operating losses, which will expire over the course of the next 20 years unless utilized. The Company had approximately $31 million of California net operating losses that will expire over the course of the next 10 years unless utilized. The net operating losses related to foreign jurisdictions amounted to approximately $6 million.

      As of December 31, 2003, the Company had approximately $8 million of available Federal Research and Development Credits, which expire over the next 15 years; $1 million of Minimum Tax Credit, which may be carried forward indefinitely; $4 million of available California Research and Development Credits, which may be carried forward indefinitely; and $1 million of California Manufacturer’s Investment Credits, which expire over the next 5 years.

      As of December 31, 2003, approximately $24 million of the Company’s federal net operating losses and $1 million of its tax credit carryovers were from acquisitions, which were accounted for under the purchase method of accounting. The amount of the net operating losses and tax credits relating to these acquisitions that can be utilized in any given year to reduce certain future taxable income may be limited. The net operating losses and tax credit carryovers from these acquisitions will fully expire in 2009 if they are not utilized.

Note 15:	Net Earnings (Loss) Per Share

      Basic earnings per common share (EPS) is generally calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. However, due to the Company’s issuance of redeemable convertible preferred stock on January 21, 2003, which contains certain participation rights, EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings, requires those securities to be included in the computation of basic EPS if the effect is dilutive. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic EPS may be calculated using either the if-converted method or the two-class method. Under the basic if-converted method, the dilutive effect of the preferred stock’s participation rights on EPS cannot be less than the amount that would result from the application of the two-class method of computing EPS. The Company has elected to use the two-class method in calculating basic EPS.

      Basic earnings per share for year ended December 31, 2003 are calculated using the two-class method as follows (in thousands, except percentages and per share data):

Basic EPS — Two-Class Method

	2003	Amount

			EPS

Net income before cumulative effect of change in accounting principle	$37,502
Preferred Stock dividend accretion and amortization	(7,700)

Net income attributable to common shareholders before cumulative effect of change in accounting principle	29,802
Amount allocable to common shareholders(1)	72%

Rights to undistributed income before cumulative effect of change in accounting principle		$21,457	$0.40

Cumulative effect of change in accounting principle	$(777)
Amount allocable to common shareholders(1)	72%

Rights to undistributed cumulative effect of change in accounting principle		$(559)	$(0.01)

Net income attributable to common shareholders	$29,025
Amount allocable to common shareholders(1)	72%

Rights to undistributed income		$20,898	$0.39

Basic weighted average common shares outstanding		54,453

(1) Weighted average common shares outstanding	54,453
Weighted average additional common shares assuming conversion of Preferred Stock	20,926

Weighted average common equivalent shares assuming conversion of Preferred Stock	75,379

Amount allocable to common shareholders	72%

Diluted EPS

December 31,
2003

Net income before cumulative effect of change in accounting principle	$37,502

Weighted average common shares outstanding	54,453
Dilutive effect of stock options	3,496
Dilutive effect of Preferred Stock assuming conversion	20,926

Diluted weighted average shares outstanding	78,875

Diluted earnings per share before cumulative effect of change in accounting principle	$0.48

Cumulative effect of change in accounting principle	$(0.01)

Diluted earnings per share attributable to common shareholders	$0.47 *

*	Diluted earnings per share cannot be greater than basic earnings per share. Therefore, reported diluted earnings per share and basic earnings per share for December 31, 2003 were the same. The diluted earnings per share calculation for the year ended December 31, 2003 excluded shares issuable from the convertible subordinated debentures, as the inclusion of these shares would have been anti-dilutive but included the shares issuable from the redeemable convertible preferred stock as the inclusion was dilutive. For purposes of this computation, the Company used $47.08 as the conversion price to determine the dilution effect of convertible subordinated debentures. The Company had approximately 10 million common stock options outstanding as of December 31, 2003 that could potentially dilute basic earnings per share.

     For the year ended December 31, 2002 and 2001 basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive impact of convertible subordinated debentures, stock options and restricted stock awards. Basic and diluted loss per share for the year ended December 31, 2002 and 2001 are calculated as follows (in thousands, except per share data):

	2002	2001

Weighted average shares outstanding	52,631	51,660
Restricted common stock	(112)	(130)

Shares used in calculation, basic and diluted	52,519	51,530

Net loss before cumulative effect of change in accounting principle	(56,868)	(156,250)
Cumulative effect of change in accounting principle	(51,431)	—

Net loss	$(108,299)	$(156,250)

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(1.08)	$(3.03)

Cumulative effect of change in accounting principle	$(0.98)	$—

Basic and diluted net loss per share	$(2.06)	$(3.03)

      The Company had approximately 13 million and 10 million common stock options outstanding for the periods ended December 31, 2002 and 2001, respectively, which could potentially dilute basic earnings per share in the future. Additionally, the Company had 105,950 shares of restricted common stock outstanding as of December 31, 2002. These options, shares and restricted stock were excluded from the computation of diluted earnings per share because inclusion of these shares would have had an anti-dilutive effect, as the Company had a net loss for the period.

      As of December 31, 2002, the Company determined that the convertible subordinated debentures would be settled in cash before or on August 10, 2003, which was the put date. Therefore, the Company used $47.08 as the conversion price to determine the dilution effect of convertible debentures. Based on the conversion price of $47.08, the Company had 3 million shares of common stock issuable upon conversion of the convertible debentures. The Company used the stock price of $3.88 as of the last trading day of 2001 to determine the dilution effect of convertible debentures assuming the Company would issue shares of common stock in the event the holders of the debentures exercised the put right. Based on this assumption, the dilution effect was 47 million as of December 31, 2001. These shares were not included in the calculation of diluted earnings per share for any of the periods presented because inclusion would have been anti-dilutive.

Note 16:	Segment, Geographic, and Customer Information

      Under SFAS 131, Disclosures about Segments of an Enterprise and Related Information, the Company’s operations are reported in two operating segments, which are product and services. All financial segment information required by SFAS 131 can be found in the consolidated financial statements. For geographical reporting, revenues are attributed to the geographic location in which customers are invoiced and revenue is recognized. Long-lived assets consist of property and equipment and are attributed to the geographic location in which they are located. No single customer accounted for 10% or more of net revenues or accounts receivable in 2003, 2002 and 2001.

      The following presents net revenues for the years ended December 31, 2003, 2002 and 2001; and property and equipment as of December 31, 2003, 2002 and 2001, by geographic area (in thousands):

	2003	2002	2001

Net revenues:
United States	$236,302	$261,178	$316,694
United Kingdom	49,540	43,500	38,592
Other International (<10%)	78,006	91,383	90,487

Total consolidated	$363,848	$396,061	$445,773

Long-lived assets (property and equipment):
United States	$63,418	$79,577	$101,375
United Kingdom	3,116	4,218	6,736
Other International (<10%)	2,065	2,733	3,208

Total consolidated	$68,599	$86,528	$111,319

Note 17:	Restructuring Charges

      In fiscal years 2002 and 2001, the Company reduced its workforce by 22% and 28%, respectively, and consolidated selected facilities in its continuing effort to better optimize operations. As of December 31, 2003, the total restructuring accrual was $16.9 million, of which, $7.2 million was a short-term liability and $9.7 million was a long-term liability. As of December 31, 2002, the total restructuring accrual was $21 million, of which, $11 million was a short-term liability and $10 million was a long-term liability. Components of the restructuring accrual as of December 31, 2003 and 2002 were as follows (in thousands):

			Other
	Severance and	Consolidation of	Restructuring
	Outplacement	Facilities Costs	Costs	Total

2001 provisions	$12,854	$22,628	$733	$36,215
2001 adjustments	(1,269)	9,525	(489)	7,767
2001 property write-downs	—	(3,091)	—	(3,091)
2001 payments	(9,428)	(1,555)	(143)	(11,126)

Balance at December 31, 2001	$2,157	$27,507	$101	$29,765

2002 provisions	7,120	1,744	—	8,864
2002 adjustments	(534)	14,074	—	13,540
2002 property write-downs		(1,744)	—	(1,744)
2002 payments	(7,459)	(21,622)	—	(29,081)

Balance at December 31, 2002	$1,284	$19,959	$101	$21,344

2003 adjustments	(471)	4,284	—	3,814
2003 payments	(813)	(7,295)	(101)	(8,210)

Balance at December 31, 2003	$—	$16,948	$—	$16,948

      Severance and outplacement costs are related to the termination of employees in 2001 and 2002. Employee separation costs include severance and other related benefits. Functions impacted by the restructuring included sales infrastructure, support services, manufacturing, marketing, research and development, and corporate functions. In 2003, the Company reduced its estimate of remaining severance and outplacement costs.

      Consolidation of facilities costs includes rent of unoccupied facilities, net of expected sublease income, and write-offs of abandoned internal use software assets. The Company revised its estimate of future facility related obligations and increased the accrual by approximately $4 million in 2003 due to an increase in the estimate of the period of time necessary to sublet abandoned facilities as a result of the then-current real estate market conditions. The remaining accrual balance relates primarily to facilities identified in the 2001 restructurings and will be paid over the next six years.

Note 18:	Accounting Change

      On January 1, 2003, the Company adopted SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets.

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

      With the adoption of SFAS 143, the Company recorded all asset retirement obligations, at estimated fair value, for which the Company has legal obligations. Essentially all of these asset retirement obligations are related to the restoration and refurbishment of leasehold improvements for leased properties. This accounting change resulted in an increase in long-term assets of $0.5 million; an increase in long-term liabilities of $1.2 million and in short term liabilities of $0.2 million; and a cumulative effect of adoption that reduced shareholders’ equity and 2003 net earnings by $0.8 million. Additionally, SFAS 143 results in ongoing charges related to the depreciation of the assets and accretion of the liability. For the year ended December 31, 2003, the Company recognized SFAS 143 related operating charges of $0.2 million. For year ended December 31, 2002, SFAS 143 related operating charges would have been immaterial and, therefore, pro forma amounts are not presented on the Statement of Operations. The balance of the Company’s asset retirement obligation at December 31, 2003 was $1.4 million.

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

      On May 20, 2003, Electronic Data Systems Corporation, or EDS, made a demand for arbitration with the American Arbitration Association in connection with the Master Services Agreement entered into with EDS in December 2000 in which the Company outsourced certain IT needs to EDS. A dispute arose between the Company and EDS over the services to be performed and charges to be paid under the Master Services Agreement and the Company terminated the Master Agreement for EDS’ breach of the agreement. EDS alleges that the Company breached the Master Services Agreement and implied warranties associated with the Master Services Agreement, committed fraud, engaged in negligent misrepresentation and that EDS is entitled to approximately $26 million in damages plus reasonable attorneys’ fees. On June 11, 2003, the Company filed its answer and counterclaims in which the Company denied every allegation made by EDS, denied that EDS is owed any amount in damages, and counterclaimed that EDS breached the Master Services Agreement, committed fraud, engaged in fraudulent and unfair business practices and therefore the Company is entitled to damages, restitution and disgorgement in an amount to be proven in the arbitration. The arbitration hearing began on February 17, 2004.

Note 20:	Restatements of Financial Statements

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

      As a result, the accompanying consolidated financial statements for the year ended December 31, 2001 have been restated from amounts originally reported in the Company’s 2001 Form 10-K filed on March 28, 2002. The restatement was reflected in the Company’s 2001 Form 10-K/ A as filed on November 14, 2002.

      A summary of the significant effects of the restatement is as follows (in thousands, except per share amounts):

	Year Ended December 31, 2001

	As Originally	As Restated in
	Reported	2001 Form 10-K/A

Net revenues:
Services	$265,563	$261,948
Total net revenues	449,388	445,773
Gross Margin	210,728	207,113
Operating expenses:
Selling, general and administrative	224,408	224,532
Total operating expenses	364,362	364,486
Loss from operations	(153,634)	(157,373)
Interest and other expense	(11,406)	(12,090)
Loss before income taxes	(156,325)	(160,748)
Net loss	$(151,827)	$(156,250)
Basic and diluted net loss per share	$(2.95)	$(3.03)

Note 21:	Subsequent Events

      On February 13, 2004, the Company entered into a $100 million revolving credit facility with a number of financial institutions led by Comerica Bank, which is also administrative agent, and The CIT Group/Business Credit, Inc., which is also collateral agent. This credit facility amended and restated the Company’s prior $50 million credit facility with Comerica Bank entered into on August 9, 2002, which prior facility is described in Note 9. It eliminated the prior facility’s borrowing base requirements and other related restrictions. The revolver has a three-year term and is secured by substantially all of the Company’s assets, including the stock of its significant subsidiaries. The Company can select interest options for advances based on the prime rate or eurocurrency rates, which include margins that are subject to quarterly adjustment. The revolver includes a $10 million sub-line for issuance of stand-by letters of credit. Mandatory prepayment and reduction of the facility is required in the amount of 100% of permitted asset sales over $1 million annually and 100% of the proceeds of future debt issuances, subject to certain exclusions. The revolver can be used for working capital, general corporate purposes and the financing of capital expenditures. The credit agreement includes customary representations and warranties and covenants. The financial covenants include minimum liquidity ratio, minimum fixed charge coverage ratio, minimum earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, maximum debt to EBITDA ratio and minimum tangible net worth tests. At December 31, 2003, the Company had $41 million outstanding under its borrowing agreements described in Note 9, of which $2 million was paid prior to February 13, 2004 in accordance with the original payment terms and the remaining $39 million was refinanced with this new $100 million revolving credit facility. The $39 million principal balance is due in February 2007 and is classified as long term borrowings in the Consolidated Financial Statements.

      On February 13, 2004, the Company filed a Registration Statement on Form S-3 for the registration of 12,000,000 shares of its common stock, 2,700,000 shares of which will be offered by the Company and 9,300,000 shares of which will be offered by selling shareholders. In connection with this offering, Vista has agreed to convert all of its Series B convertible preferred stock into 22,222,222 shares of common stock immediately prior to the completion of the offering, of which 8,850,000 shares will be sold in the offering. In consideration for this voluntary conversion, the Company has agreed to issue to Vista 200,000 additional shares of common stock and pay Vista a $3 million transaction fee. Additionally, Vista will retain the right to nominate two directors to serve on the Company’s board of directors and to have an approval right over certain significant corporate matters until such time as its share ownership falls below 4,500,000 shares of its originally purchased and converted common stock. The fair market value of the 200,000 shares issuable to Vista and the $3 million transaction fee will be charged to net income attributable to common shareholders in the quarter in which the offering closes, together with the $16.3 million unamortized balance of the beneficial conversion feature associated with the issuance of the Series B convertible preferred stock.

Selected Quarterly Financial Data (unaudited)

	Dec. 31	Sept. 30	June 30	Mar. 31

	(In thousands, except per share amounts)
2003 Quarters Ended
Net revenues	$97,386	$92,629	$89,425	$84,408
Gross margin	60,436	53,086	50,506	44,771
(% of net revenues)	62%	57%	56%	53%
Income from operations	19,078	14,003	9,091	7,066
Net income	$16,735	$10,246	$6,468	$3,276
(% of net revenues)	17%	11%	7%	4%
Basic and diluted earnings (loss) per share	$0.19	$0.11	$0.06	$0.02
2002 Quarters Ended
Net revenues	$96,944	$96,501	$98,095	$104,521
Gross margin	53,355	11,419	43,879	46,390
(% of net revenues)	55%	12%	45%	44%
Income (loss) from operations	8,934	(61,162)	(10,767)	(11,936)
Net income (loss)	$6,666	$(59,979)	$(14,303)	$(40,683)
(% of net revenues)	7%	(62)%	(15)%	(39)%
Basic and diluted earnings (loss) per share	$0.13	$(1.14)	$(0.27)	$(0.78)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

      On September 20, 2002, the Company appointed the accounting firm of KPMG LLP as independent public accountants for the Company. The Company had not consulted with KPMG LLP during the two preceding fiscal years or the date of appointment on the application of accounting principles to a specified transaction or transactions, either completed or proposed, or on the type of audit opinion KPMG LLP might render on the Company’s financial statements.

      Simultaneously, on September 20, 2002, the Company dismissed Deloitte & Touche LLP as the Company’s independent public accountants. During the two preceding fiscal years there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of such disagreements in connection with its reports. The reports of Deloitte & Touche LLP on the financial statements of the Company for the two preceding fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Item 9A.	Controls and Procedures

      Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

      There were no significant changes in our internal control over financial reporting (as required by the Securities Exchange Act of 1934 Rules 13a-15e or 15d-15(e)) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Aspect have been detected.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      There are no family relationships among any of the directors or executive officers of the Company.

Directors

      The names of our directors, their ages, and certain other information about them as of January 30, 2004 are set forth below:

			Director
Name of Director	Age	Principal Occupation	Since

Barry M. Ariko	57	Chief Executive Officer and President, Mirapoint, Inc.	2002
Donald P. Casey	57	Consultant; former President and Chief Operating Officer, Exodus Communications, Inc.	2001
Norman A. Fogelsong	52	General Partner, Institutional Venture Partners	1985
John W. Peth	55	President and Chief Executive Officer, Business Resource Group	1992
A. Barry Rand	59	Interim Chairman of the Board of Directors; Chairman and Chief Executive Officer, Equitant Limited	2003
Robert F. Smith	41	Managing Principal, Vista Equity Partners, LLC	2003
Thomas Weatherford	57	Consultant; former Executive Vice President and Chief Financial Officer, Business Objects, Inc.	2004
David B. Wright	54	Executive Vice President, EMC Corporation and President, LEGATO Software Division	2001

      Except as set forth below, each of the directors has been engaged in his occupation set forth above during the past five years.

      Messrs. Ariko, Casey, Fogelsong and Smith comprise the Compensation Committee of the Board. Messrs. Peth, Rand, Weatherford and Wright comprise the Audit Committee of the Board. Messrs. Casey, Fogelsong and Peth comprise the Nominating Committee of the Board.

      Mr. Ariko has been a director since January 2002. Since November 2003, Mr. Ariko has been President and Chief Executive Officer of Mirapoint, Inc., a private company manufacturing messaging systems. From May 2001 to October 2003, he did independent consulting on software distribution strategies and operations. From January 2000, until it was acquired by Peregrine Systems in May 2001, he served as Chairman, Chief Executive Officer and President of Extricity, Inc., a provider of software for the management of inter-company transactions and workflow. Before joining Extricity, Mr. Ariko served as Senior Vice President of America Online, Inc., which had acquired Netscape Communications Corp., where he was Executive Vice President and Chief Operating Officer with primary responsibility for the enterprise software business since August 1998. From April 1994 to August 1998, Mr. Ariko was Executive Vice President in charge of the Americas operations for Oracle Corporation and was a member of the Executive Management Committee. Mr. Ariko is a member of the Board of Directors of Autonomy Systems Ltd. and Incyte Genomics, Inc.

      Mr. Casey has been a director since February 2001. He is currently a consultant on information technology strategy and operations. Prior to establishing his consulting business, Mr. Casey served as President and Chief Operating Officer of Exodus Communications, Inc. from June 2000 until April 2001. Prior to Exodus, Mr. Casey was Chief Technology Officer and President of U.S. Services of Wang Global, Inc. He joined Wang in October 1991 as a member of a turnaround management team. Mr. Casey previously held executive management positions at Lotus Development Corporation, Apple Computer, Inc. and International Business Machines Corporation.

      Mr. Fogelsong has been a director since September 1985. Since March 1989, Mr. Fogelsong has been a General Partner and Managing Director of Institutional Venture Partners, a venture capital investment firm. Between March 1980 and February 1989, Mr. Fogelsong was a venture capitalist with Mayfield Fund, a venture capital investment firm. Mr. Fogelsong is also a member of the Board of Directors of Concur Technologies, Inc.

      Mr. Peth has been a director since May 1992. Mr. Peth is currently the President and Chief Executive Officer of Business Resource Group, a provider of office workspace products and services. He has also served on the Board of Directors of Business Resource Group since June 1995. From April 1991 through March 1997, Mr. Peth served as an executive officer of TAB Products Company, an office filing and furniture systems manufacturer and distributor. He served on the Board of Directors of TAB from April 1991 through January 1997. From December 1989 to April 1991, Mr. Peth served as the Office Managing Partner, San Jose Region, for Deloitte & Touche LLP, a public accounting firm.

      Mr. Rand has been a director since January 2003 and has served as Interim Chairman of the Board of Directors since August 2003. Mr. Rand is currently Chairman and Chief Executive Officer of Equitant Limited, a provider of Order-to-Cash management services. From 1999 to 2001, Mr. Rand was the Chairman and Chief Executive Officer of The Avis Group following a thirty-year career with Xerox Corporation where he served most recently as Executive Vice President of Worldwide Operations. Mr. Rand also serves on the Board of Directors of AT&T Wireless Services, Abbott Laboratories, and Agilent Technologies.

      Mr. Smith has been a director since January 2003. Mr. Smith is the Managing Principal Partner of Vista Equity Partners, which he founded in 2000. From 1994 to 2000, Mr. Smith was Co-Head of the Enterprise Systems and Storage Business within the Technology Group for Goldman Sachs. Prior to that, he was the Technical Supervisor in the Food Service Division at Kraft General Foods, responsible for product, equipment and process development. Mr. Smith also currently serves on the boards of several privately held companies.

      Mr. Weatherford has been a director since January 2004. Mr. Weatherford recently retired as Executive Vice President and Chief Financial Officer of Business Objects S.A., a provider of business intelligence software, from 1997 to 2002. Mr. Weatherford has held senior financial positions at NETCOM On-Line

Communication Services, Logitech, Texas Instruments, Schlumberger, and Tandem Computers. Mr. Weatherford also serves on the boards of ILOG S.A., Saba Software, Inc., Synplicity, Inc. and is affiliated with several private companies.

      Mr. Wright has been a director since February 2001. Since October 2003, Mr. Wright has served as an Executive Vice President of EMC Corporation, a provider of information storage systems, software, networks and services, and President of EMC’s Legato Systems Division. From October 2000 until its acquisition by EMC in October 2003, Mr. Wright served as President and Chief Executive Officer of Legato Systems, Inc. Mr. Wright joined Amdahl Corporation in 1987 as Vice President for Sales and Service in the Northeast region of the United States and served as its President and Chief Executive Officer from 1997 to 2000. Mr. Wright is a member of the Board of Directors of VA Software Corporation.

Executive Officers of the Company

      The names of our executive officers, their ages and certain other information about them as of January 30, 2004 are set forth below:

Name	Age	Position

Gary E. Barnett	50	President and Chief Executive Officer
Gary A. Wetsel	58	Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer
James J. Flatley	43	President, Worldwide Sales and Services

      Executive officers serve at the discretion of the Board of Directors.

      Mr. Barnett has served as our President and Chief Executive Officer since February 2004 and has served as an executive officer since April 2000. In August 2003, Mr. Barnett was appointed by the Board of Directors as our Interim President and Chief Executive Officer and in January 2004 was appointed by the Board of Directors as the President and Chief Executive Officer. He has previously served as Executive Vice President, Products and Chief Technology Officer, Executive Vice President eCRM Applications, Senior Vice President eCRM Applications, Vice President, Portal & Enterprise Applications Division and Vice President Portal Software Division. Prior to joining Aspect, Mr. Barnett was a founding engineer at Octel Communications. He left Octel to become a founding engineer at Aspect in 1985. In 1987, Mr. Barnett left Aspect to found and lead Prospect Software, Inc., a provider of computer-telephony integration products, and returned to Aspect in 1996 when it acquired Prospect.

      Mr. Wetsel has served as our Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer since April 2002. Prior to joining Aspect, Mr. Wetsel served as Chief Financial Officer at Zhone Technologies, a telecommunications vendor, from 2000 to 2002. From 1998 to 2000, Mr. Wetsel served as Chief Executive Officer of WarpSpeed Communications. From 1996 to 1998, Mr. Wetsel was Executive Vice President and Chief Operating Officer at Wyse Technology. Earlier, from 1994 to 1996, Mr. Wetsel was President, Chief Executive Officer, and Director of Borland International. Prior to joining Borland, Mr. Wetsel was Chief Financial Officer at Octel Communications from 1990 to 1994.

      Mr. Flatley has served as our President, Worldwide Sales and Services since April 2003. From July 1999 to April 2003, Mr. Flatley served as Vice President of Worldwide Field Operations at Plumtree Software, a provider of World Wide Web software solutions for enterprises. From March 1999 to June 1999, Mr. Flatley served as Vice President of Vertical Industry Sales at Siebel Systems. From November 1990 to January 1999, Mr Flatley served as Vice President of Americas Operations at Network Associates (previously Network General). From June 1988 to November 1990, Mr. Flatley was a Marketing and Sales Manager at AT&T. Prior to joining AT&T, Mr. Flatley was an Account Marketing Manager at IBM from September 1982 to June 1988.

Shareholder Nominations

      Proposals by shareholders of the Company, including director nominations, that are intended to be presented by such shareholders may be sent to the Company at its principal office at 1320 Ridder Park Drive, San Jose, California 95131 (Attention: Stephen Yu, Vice President, General Counsel and Secretary). The restrictions as to date of receipt of such shareholder proposals or director nominations intended to be included in the Company’s 2005 proxy materials will be described in the Company’s 2004 proxy materials.

Code of Ethics

      The Company has adopted the Code of Ethics for Financial Managers which applies to the Chief Executive Officer and the Chief Financial Officer, who are the principal accounting officers (collectively, the “Finance Managers”). This Code of Ethics is included as an exhibit to this Form 10-K. If any substantive amendments are made to the Code of Ethics or the Board of Directors grants any waiver, including any implicit waiver, from a provision of the code to any of the directors or officers of the Company, The Company will disclose the nature of such amendment or waiver in a report on Form 8-K.

Audit Committee

      The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are John W. Peth, Thomas Weatherford, David B. Wright and A. Barry Rand.

Audit Committee Financial Experts

      The Company’s Board of Directors has determined that Mr. Peth and Mr. Weatherford are the Company’s Audit Committee Financial Experts, as defined in applicable SEC rules. Mr. Peth and Mr. Weatherford are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and holders of more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership of such securities with the Securities and Exchange Commission. Officers, directors and greater then ten percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.

      Based on a review of the copies of Forms 3, 4 and 5 furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and ten percent holders were complied within a timely manner during fiscal year 2003.

Item 11.	Executive Compensation

      The following table presents compensation paid by the Company for services rendered during fiscal years ended December 31, 2003, 2002 and 2001 for (i) all persons serving as the Company’s Chief Executive Officer (CEO) during the year ended December 31, 2003, (ii) the two most highly compensated executive officers (other than the CEO) serving at the end of the last fiscal year whose salary plus bonus exceeded $100,000 in fiscal 2003 and (iii) one former executive officers who would have been included in the category described in subsection (ii) had he still been executive officers of the Company at the end of fiscal 2003 (the group of five individuals collectively referred to hereinafter as the Named Executive Officers).

Summary Compensation Table

				Long-Term
				Compensation
				Awards

	Annual Compensation			Securities
				Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options	Compensation

Gary E. Barnett(1)	2003	$341,188	$212,000	100,000	—
President and Chief Executive	2002	$355,538	$1,000	95,000	—
Officer	2001	$342,050	—	125,000	—
Gary A. Wetsel(2)	2003	$341,288	$162,000	100,000	$2,535
Executive Vice President,	2002	$255,064	$135,000	350,000	—
Finance, Chief Financial Officer, and	2001	—	—	—	—
Chief Administrative Officer
James J. Flatley(3)	2003	$242,023	$130,000	350,000	—
President, Worldwide Sales and	2002	—	—	—	—
Services	2001	—	—	—	—
Beatriz V. Infante(4)	2003	$451,525	—	224,000	$109,038
Former Chairman, President, and	2002	$410,548	—	224,000	—
Chief Executive Officer	2001	$450,483	—	—	$5,100
Rod Butters(5)	2003	$100,708	—	100,000	$227,164
Former Group President,	2002	$342,457	2,117	95,000	—
World Wide Market Development,	2001	$342,050	—	200,000	$3,498
Sales and Services

(1)	Mr. Barnett joined the Company on October 21, 1996. Mr. Barnett was appointed Interim President and Chief Executive Officer effective August 2003 and was elected President and Chief Executive Officer effective February 2004.

(2)	Mr. Wetsel joined the Company and became an executive officer on April 1, 2002. All other compensation amount disclosed for Mr. Wetsel in 2003 consists of executive expense reimbursement for personal tax preparation.

(3)	Mr. Flatley joined the Company and became an executive officer on April 23, 2003. His annual salary is $350,000.

(4)	Ms. Infante transitioned as Chairman, President and Chief Executive Officer in August 2003 and resigned from the Company in October 2003. The All Other Compensation amount disclosed for Ms. Infante in 2003 consists of $109,038 in severance payments. The All Other Compensation amount disclosed for Ms. Infante in 2001 consists of $5,100 of Company contributions under the Company’s 401(k) Plan. See “Certain Relationships and Management Agreements.”

(5)	Mr. Butters became an executive officer on April 6, 2000. Mr. Butters resigned as the Company’s Group President, World Wide Market Development, Sales and Services in February 2003 and resigned from the Company in March 2003. The All Other Compensation amount disclosed for Mr. Butters in 2003 consists of $227,164 in severance payments. The All Other Compensation amount disclosed for Mr. Butters in 2001 consists of $3,498 of Company contributions under the Company’s 401(k) Plan. See “Certain Relationships and Management Agreements.”

Option Grants in 2003

      The Company’s 1999 Equity Incentive Plan and 1996 Employee Stock Option Plan provide for the grant of options to executive officers of the Company. Options granted to Named Executive Officers under the 1999 Equity Incentive Plan were incentive stock options to the extent allowable under Section 422 of the Internal Revenue Code and were otherwise nonstatutory stock options, while all options granted under the 1996 Employee Stock Option Plan were nonstatutory stock options. The options were granted at a price equal to the fair market value of the Company’s common stock on the date of grant. Such options typically expire ten years from the date of grant. The following table presents stock option grants made during 2003 to the Named Executive Officers.

	Individual Grants
					Potential Realizable Value
	Number of	% of Total			at Assumed Annual Rates
	Securities	Options	Exercise		of Stock Appreciation for
	Underlying	Granted to	Or Base		Option Term(4)
	Options	Employees in	Price Per	Expiration
Name	Granted(1)	Fiscal Year(2)	Share	Date(3)	5%	10%

Gary E. Barnett	100,000	4.0%	$2.95	01/22/2013	$185,524	$470,154
Gary A. Wetsel	100,000	4.0%	$2.95	01/22/2013	$185,524	$470,154
James J. Flatley	350,000	14.0%	$3.32	04/23/2013	$730,776	$1,851,929
Beatriz V. Infante	224,000	8.9%	$2.95	01/22/2013	$415,574	$1,053,145
Rod Butters	100,000	4.0%	$2.95	01/22/2013	$185,524	$470,154

(1)	Options become exercisable at the rate of 25% on the first anniversary of the grant date, and 2.0833% each month thereafter, so that if the officer remains with the Company through the vesting period, he or she will be fully vested in the award on the fourth anniversary.

(2)	The Company granted options representing 2,526,060 shares to employees and nonemployee directors in 2003.

(3)	Pursuant to the terms of the severance agreements of Ms. Infante and Mr. Butters the expiration dates of their option agreements were shortened to June 30, 2005 and February 20, 2004, respectively.

(4)	The 5% and the 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company’s estimate or projection of the future common stock price.

Aggregated Option Exercises in 2003 and

December 31, 2003 Option Values

      The following table presents information on stock options exercised during 2003 and the value of all stock options held on December 31, 2003 by the Named Executive Officers.

			Number of Securities		Value of Unexercised
			Underlying Unexercised Options		In-the-Money Options
	Shares		at December 31, 2003		at December 31, 2003(2)
	Acquired	Value
Name	on Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Gary E. Barnett	—	—	294,646	222,605	$1,885,142	$2,327,095
Gary A. Wetsel	—	—	154,583	295,417	$1,842,629	$3,609,370
James J. Flatley	—	—	—	350,000	—	$4,350,500
Beatriz V. Infante	350,505	$1,812,708	345,969	401,526	$263,622	$4,218,331
Rod Butters	346,249	$1,320,084	69,791	—	—	—

(1)	The amount shown represents the difference between the fair market value of the shares on the date of exercise and the exercise price of the option.

(2)	The closing sale price of the Company’s common stock as reported on the Nasdaq National Market on December 31, 2003, was $15.75 per share.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s common stock as of January 30, 2004, with respect to:

•	each person who is known by us to beneficially own 5% or more of our common stock,

•	each of our directors,

•	each of our named executive officers, and

•	all of our directors and executive officers as a group.

      The percentages shown below are based on 79,567,869 shares outstanding at January 30, 2004 and assume conversion of the Series B convertible preferred stock. Except as otherwise noted, the address of each person listed in the table is care of Aspect Communications Corporation, 1320 Ridder Park Drive, San Jose, California 95131-2312.

	Shares Beneficially
	Owned(1)
5% Shareholders, Directors, Nominees for Director, Named Executive Officers, and Directors and
Executive Officers as a Group	Number		Percent

Vista Equity Fund II, L.P(2)	22,222,222	(a)	27.9	%(a)
150 California Street, 19th Floor San Francisco, CA 94111
Columbia Wanger Asset Management, L.P(3)	4,967,800		6.2%
227 West Monroe Street, Suite 3000 Chicago, IL 60606
Barry M. Ariko(4)	13,500		*
Donald P. Casey(5)	41,370		*
Norman A. Fogelsong(6)	1,395,226		1.8%
John W. Peth(7)	70,677		*
A. Barry Rand(8)	10,671		*
Robert F. Smith(9)	22,232,893		27.9%
Thomas Weatherford	—		—
David B. Wright(10)	35,780		*
Gary E. Barnett(11)	433,853		*
Gary A. Wetsel(12)	215,520		*
James J. Flatley	—		—
Beatriz V. Infante(13)	399,470		*
Rod Butters(14)	69,791		*
All directors and executive officers as a group (11 persons)(15)	24,449,490		30.7%

*	Less than 1% of our outstanding common stock.

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(2)	Represents common stock currently issuable upon conversion of the 50,000 shares of Series B convertible preferred stock held by Vista, which shares of common stock are deemed to be beneficially owned by Vista. The 50,000 shares of Series B convertible preferred stock held by Vista represent 100% of the authorized, issued and outstanding shares of Series B convertible preferred stock.

(3)	Columbia Wanger Asset Management, L.P., WAM Acquisition GP, Inc. and Columbia Acorn Trust together have voting and dispositive power over 4,967,800 shares owned. This information is based solely on information as of December 31, 2003, set forth in a Schedule 13G dated February 12, 2004, as filed by Columbia Wanger Asset Management, L.P. with the Securities and Exchange Commission.

(4)	Represents shares issuable pursuant to options that are exercisable by Mr. Ariko within 60 days of January 30, 2004.

(5)	Includes 22,500 shares issuable pursuant to options that are exercisable by Mr. Casey within 60 days of January 30, 2004.

(6)	Includes 1,124,226 shares held by the Fogelsong Family Trust. Also includes 250,000 shares held of record by Institutional Venture Partners, for which Mr. Fogelsong works as a venture capitalist, as to which Mr. Fogelsong disclaims beneficial ownership except to the extent of his pecuniary interest therein. Also includes 21,000 shares issuable pursuant to options that are exercisable by Mr. Fogelsong within 60 days of January 30, 2004.

(7)	Includes 21,000 shares issuable pursuant to options that are exercisable by Mr. Peth within 60 days of January 30, 2004.

(8)	Includes 6,000 shares issuable pursuant to options that are exercisable by Mr. Rand within 60 days of January 30, 2004.

(9)	Includes 6,000 shares issuable pursuant to options that are exercisable by Mr. Smith within 60 days of January 30, 2004. Also includes 22,222,222 shares of common stock held by Vista. Mr. Smith is the managing member of VEFIIGP, an entity which acts as the general partner for Vista and which entity may be deemed the beneficial owner of such shares of common stock. Mr. Smith disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein.

(10)	Includes 22,500 shares issuable pursuant to options that are exercisable by Mr. Wright within 60 days of January 30, 2004.

(11)	Includes 344,853 shares issuable pursuant to options that are exercisable by Mr. Barnett within 60 days of January 30, 2004.

(12)	Includes 200,520 shares issuable pursuant to options that are exercisable by Mr. Wetsel within 60 days of January 30, 2004.

(13)	Includes 394,470 shares issuable pursuant to options that are exercisable by Ms. Infante within 60 days of January 30, 2004. Ms. Infante resigned as Chairman, President and Chief Executive Officer of the Company in August 2003 and resigned from the Company in October 2003. See “Certain Relationships and Management Agreements.”

(14)	Includes 69,791 shares issuable pursuant to options that are exercisable by Mr. Butters within 60 days of January 30, 2004. Mr. Butters resigned as Group President, World Wide Market Development, Sales and Services in February 2003 and resigned from the Company in March 2003. See “Certain Relationships and Management Agreements.”

(15)	Includes 657,873 shares issuable pursuant to options that are exercisable by all directors and executive officers within 60 days of January 30, 2004. Also includes shares beneficially owned by Vista (see footnotes (2) and (9) above) as a group assumes Vista’s shares of Series B preferred stock were converted to common stock as of January 30, 2004.

EQUITY COMPENSATION PLAN INFORMATION

      The following table summarizes our equity compensation plan information as of December 31, 2003 with respect to outstanding awards and shares remaining available for issuance under the Company’s existing equity compensation plans. Information is included in the table as to common stock that may be issued pursuant to the Company’s equity compensation plans.

Number of
Securities
Remaining
	Number of	Weighted-	Available for
	Securities to be	Average	Future Issuance
	Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation
	Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,594,854	$9.82	7,009,783(2)
Equity compensation plans not approved by security holders(3)	7,660,998	$5.72	1,503,529

Total	10,255,852		8,513,312

(1)	Includes the following equity compensation plans:

•	The 1999 Equity Incentive Plan

•	The 1990 Employee Stock Purchase Plan (a plan intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended)

•	The 1989 Directors’ Plan (this plan expired by its terms in 1999; there will be no further grants or awards under this plan)

•	The 1998 Directors’ Stock Option Plan

•	The 1989 Employee Stock Option Plan (this plan expired by its terms in 1999; there will be no further grants or awards under this plan)

•	The Annual Retainer Compensation Plan.

(2)	Includes 2,628,038 and 87,701 shares of common stock reserved and available for issuance as of December 31, 2003 under the 1990 Employee Stock Purchase Plan and the Annual Retainer Compensation Plan, respectively. On January 2, 2004, the Company issued 2,583 shares of common stock to directors pursuant to the Annual Retainer Compensation Plan.

(3)	Includes the following equity compensation plans:

•	The 1996 Employee Stock Option Plan

•	The 1997 Commerce Soft, Inc. Stock Plan

•	The 1997 PaKNet X Corporation Stock Plan

•	The 1992 VoiceTek Corporation Equity Incentive Plan

•	The 1996 VoiceTek Corporation Stock Option Plan.

      Other than the options under 1996 Employee Stock Option Plan, the Company assumed options under each of these plans in connection with its acquisition of each of the respective companies referenced in the plan titles. The Company does not intend to grant options or other awards in the future under these assumed plans.

      1996 Employee Stock Option Plan: The plan provides for grants to employees and consultants of the Company of any subsidiary of the Company of nonstatutory stock options and restricted stock. The plan is not a qualified deferred compensation plan under Section 10(a) of the Internal Revenue Code of 1986, as amended, and is not subject to the Income Security Act of 1974, as amended.

      Newborn Stock Grant: The Plan provides for a one-time stock grant of ten shares of the Company’s common stock to each child born to or adopted by a regular full-time employee prior to December 31, 2003. This plan was terminated as of December 31, 2003 and no additional shares of common stock are reserved or will be issued under this plan.

Item 13.	Certain Relationships and Related Transactions

      The Company has entered into various agreements with its executive officers. Pursuant to the terms of Change of Control Agreements with the Company, each of Messrs. Barnett, Flatley and Wetsel are entitled to certain benefits in the event their employment is terminated without cause or is constructively terminated during the period beginning three months prior to a change of control of the Company and ending thirteen months following a change of control. Specifically, if their employment was involuntarily terminated under these circumstances, these officers would be entitled to continue to receive payment of their regular base salary plus annual target bonus and medical benefits for up to 18 months following such termination, as well as full acceleration of the vesting of their stock options or restricted stock holdings. Under the agreements, the Company would have the right to cease payment of these benefits in certain cases where the officer violated his or her obligations to refrain from soliciting employees or customers of the Company or from competing with the Company. If the benefits under these agreements are triggered, the Company will take a compensation charge with respect to the changes made to the officers’ stock options. These agreements, which were renewed and amended to generally reduce benefits in February 2003, have one-year terms which would automatically extend in certain circumstances.

James J. Flatley

      In April 2003, Mr. James J. Flatley was hired as President, Worldwide Sales and Service. Mr. Flatley’s agreement provides for a base salary of $350,000, a guaranteed annual bonus of $50,000 for the first two years of his employment, paid in quarterly installments of $12,500, and an annual cash bonus targeted at $121,000, of which $106,000 is guaranteed during the first year and paid after six months and one year of employment. In addition, the Company agreed that it will issue Mr. Flatley on his one-year anniversary of employment an option to purchase 200,000 shares of the Company’s Common Stock with an exercise price equal to the Wall Street Journal market closing price on such date, assuming mutually agreed upon objectives are met.

Severance Agreements

Beatriz Infante

      In February 2003, the Company entered into an employment agreement with Beatriz Infante to provide her with certain benefits in the event her employment was terminated without cause or was constructively terminated other than in connection with a change of control. Such benefits included the payment of base salary and annual target bonus for eighteen months, COBRA payments for up to eighteen months and acceleration of all outstanding stock options, exercisable in eighteen equal monthly installments. Ms. Infante transitioned from the Company in August 2003. In September 2003, the Company and Ms. Infante entered into a Separation Agreement and Mutual Release providing for the benefits as provided for in the February 2003 agreement. The Company has the right under her agreement to cease payment of benefits in the event Ms. Infante violates her non-solicit or non-compete obligations. The Company took a compensation charge in the third quarter of 2003 with respect to the changes made to Ms. Infante’s stock options and net severance, which was most of the charge.

Rod Butters

      In March 2003, the Company entered into a severance agreement with Rod Butters who resigned his position with the Company as Group President, World Wide Market Development, Marketing and Alliances effective March 7, 2003. Mr. Butters will continue to provide advisory services to the Company through February 20, 2004. In exchange for such services and other agreed upon conditions, the Company paid Mr. Butters’ base salary and benefits for a period of nine months. In addition, effective on the resignation date, he received the equivalent of one year of accelerated stock option vesting on all outstanding options and an extended period of time, until February 20, 2004, to exercise all fully vested options as of the termination date. The Company took a compensation charge in the first quarter of 2003 with respect to the changes made to Mr. Butters’ stock options.

Item 14.	Principal Accounting Fees and Services

      The aggregate fees billed by KPMG LLP and their respective affiliates (collectively, “KPMG”), our current principal accountants, and Deloitte & Touche LLP and their respective affiliates (collectively, “D&T”), our former principal accountants, for professional services rendered for fiscal 2003 and 2002 are as follows:

			Audit-
			Related			All Other
	Total	Audit Fees	Fees	Tax Fees		Fees

2003
KPMG	$531,564	$514,287	$0	$17,277	(a)	$0
D&T	$75,000	$0	$0	$0		$75,000	(b)

Total fees billed 2003	$606,564	$514,287	$0	$17,277		$75,000
2002
KPMG	$698,315	$658,711	$0	$0		$39,604	(c)
D&T	$551,063	$485,103	$21,950	$44,010		$0

Total fees billed 2002	$1,249,378	$1,143,814	$21,950	$44,010		$39,604

(a)	includes fees for international tax return preparation and tax examination support.

(b)	relates to professional services provided in connection with Sarbanes-Oxley Section 404.

(c)	relates to clerical and bookkeeping services for a foreign subsidiary that is immaterial to the consolidated financial statements prior to KPMG’s engagement as the independent auditor. No such services were provided subsequent to KPMG’s engagement.

      Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the audit and non-audit services pre-approved in the fourth quarter 2003 by our Audit Committee to be performed by KPMG LLP, our external auditor. Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee, other than de minimum non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC. During fiscal 2003, the Audit Committee pre-approved the following non-audit services anticipated to be performed by KPMG LLP: 1) statutory audits 2) 404 compliance audit work, and 3) tax consulting related to transfer pricing.

PART IV

Item 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K

      (a) Documents filed as part of this report:

1. Financial Statements and Reports of KPMG LLP and Deloitte and Touche LLP

The financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

2. Financial Statement Schedule

All financial statement schedules have been omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes there to under Part II, item 8 of this Form 10-K

3. Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation of the Registrant.(1)
3	.1a	Form of Certificate of Determination of Rights, Preference and Privileges of Series B Convertible Preferred Stock of Aspect Communications Corporation.(4)
3.2		Certificate of Determination of the Rights, Preferences and Privileges of the Series A Participating Preferred Stock, dated May 11, 1999.(2)
3.3		Bylaws of the Registrant, as amended to date.(1)
3.4		Certificate of Amendment to Registrant’s Articles of Incorporation dated September 24, 1999.(1)
3.5		Certificate of Amendment to Registrant’s Articles of Incorporation dated February 3, 2003.
4	.1a	Preferred Stock Purchase Agreement dated as of November 14, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(4)
4	.1b	Amendment to the Preferred Stock Purchase Agreement dated as of November 22, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(5)
4	.1c	Letter Agreement, dated as of January 21, 2003, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(6)
4.4		Preferred Shares Rights Agreement dated May 11, 1999.(2)
10.1		Form of Registration Rights Agreement dated as of November 14, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(4)
10	.2a	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective January 22, 1991.(3)
10	.2b	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective May 20, 1993.(3)
10	.3a	1989 Directors’ Stock Option Plan and forms of option agreements thereunder.(3)
10	.3b	1998 Directors’ Stock Option Plan, as amended.(1)
10	.4a	1990 Employee Stock Purchase Plan and form of subscription agreement thereunder, as amended, effective July 1, 1991.(1)
10	.4b	1996 Employee Stock Option Plan, as amended.(1)
10.6		Form of Stock Bonus Agreement for the Registrant’s Newborn Stock Bonus Program.(3)
10.7		Form of Indemnification Agreement.(3)
10.39		Lease Agreement between the Registrant and Spieker Partners, dated October 1,1990, as amended.(1)
10	.39a	Amendment Number One to the Lease Agreement between the Registrant and Spieker Partners, dated October 1, 1990.(1)
10	.39b	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated August 1, 1993.(1)
10	.39c	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated October 1, 1993.(1)
10	.39d	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P., dated July 12, 1995.(1)
10	.39e	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P. dated July 12, 1995.(1)

Exhibit
Number		Description

10.55		Agreement of Purchase and Sale between the Registrant and Arrow Electronics, Inc., dated April 22, 1996.(1)
10	.56a	Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of January 1, 1998.(1)
10	.56b	Amendment to Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of January 1, 2003.
10.71		Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.(1)†
10.80		Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.(1)†
10	.82a	Employment Agreement between the Registrant and Donald P. Casey, dated January 30, 2001.(1)†
10	.83a	Board Agreement between the Registrant and David B. Wright, dated February 15, 2001.(1)†
10	.83b	Comerica Bank Credit Agreement, dated June 19, 2001.(1)
10.84		Consulting Agreement between the Registrant and Barry Ariko, dated November 29, 2001(1)
10.86		Fremont Loan Agreement, dated September 28, 2001(1)
10.87		Amendments to the Comerica Bank Credit Agreement, dated November 13, 2001 and December 26, 2001(1)
10.92		Credit Agreement dated as of August 9, 2002 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent and certain other banks.(1)
10.93		Employment Agreement between the Registrant and Gary Wetsel dated April 1, 2002.(1)†
10.94		Severance Agreement between the Registrant and Rod Butters dated March 3, 2003.(1)†
10.96		Amendment No. 1 to the Credit Agreement dated as of March 27, 2003 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent.(1)
10	.98a	Separation Agreement and Mutual Release dated as of September 26, 2003 between the Registrant and Beatriz Infante.(1)†
10.101		Letter Agreement dated as of August 12, 2003 between the Registrant and Fremont Bank regarding an amendment to the Loan and Security Agreement dated September 28, 2001.(1)
14.1		Code of Ethics for Financial Managers
16.1		Deloitte & Touche letter dated September 25,2002.(7)
21.1		Subsidiaries of the Registrant — Jurisdiction of Incorporation.
23	.1a	Independent Auditors’ Consent of KPMG LLP.
23	.1b	Independent Auditors Consent of Deloitte & Touche LLP
24.1		Power of Attorney (see page 76).
31.1		Gary E. Barnett’s Certification pursuant to 13a-14(a) as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2		Gary A. Wetsel’s Certification pursuant to 13a-14(a) as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1		Gary E. Barnett’s Certification pursuant to 18. U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes- Oxley Act of 2002.
32.1		Gary A. Wetsel’s Certification pursuant to 18. U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes- Oxley Act of 2002

(1)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K’s or Form 10-Q’s or to the exhibits to the Registrant’s previously filed Form S-8’s.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed June 25, 1999.

(3)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-33994), which became effective on April 30, 1990.

(4)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed November 20, 2002.

(5)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed December 4, 2002.

(6)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed January 24, 2003.

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed September 26, 2002.

†	Management compensatory plan, contract or arrangement.

      (b) Reports on Form 8-K

      The Company filed two reports on Form 8-K during the quarter ended December 31, 2003 as follows:

Date	Item Reported On

October 16, 2003	Item 12. On October 16, 2003, the Company announced its earnings results for the third quarter of 2003.
October 31, 2003	Item 12. On October 31, 2003, the Company filed a current report relating to an October 2003 presentation.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on February 18, 2004, on its behalf by the undersigned, thereunto duly authorized.

ASPECT COMMUNICATIONS CORPORATION

By:	/s/ GARY E. BARNETT

Gary E. Barnett,
President and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally Gary Barnett and Gary A. Wetsel, their attorneys in fact, each with the power of substitution, for their in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereunto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or her substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GARY E. BARNETT (Gary E. Barnett)	President and Chief Executive Officer (Principal Executive Officer)	February 18, 2004

/s/ GARY A. WETSEL (Gary A. Wetsel)	Executive Vice President Finance, Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	February 18, 2004

/s/ BARRY M. ARIKO (Barry M. Ariko)	Director	February 18, 2004

/s/ DONALD P. CASEY (Donald P. Casey)	Director	February 18, 2004
/s/ NORMAN A. FOGELSONG (Norman A. Fogelsong)	Director	February 18, 2004

/s/ JOHN W. PETH (John W. Peth)	Director	February 18, 2004

(A. Barry Rand)	Director	February 18, 2004

/s/ ROBERT F. SMITH (Robert F. Smith)	Director	February 18, 2004

/s/ THOMAS WEATHERFORD (Thomas Weatherford)	Director	February 18, 2004

/s/ DAVID B. WRIGHT (David B. Wright)	Director	February 18, 2004

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation of the Registrant.(1)
3	.1a	Form of Certificate of Determination of Rights, Preference and Privileges of Series B Convertible Preferred Stock of Aspect Communications Corporation.(4)
3.2		Certificate of Determination of the Rights, Preferences and Privileges of the Series A Participating Preferred Stock, dated May 11, 1999.(2)
3.3		Bylaws of the Registrant, as amended to date.(1)
3.4		Certificate of Amendment to Registrant’s Articles of Incorporation dated September 24, 1999.(1)
3.5		Certificate of Amendment to Registrant’s Articles of Incorporation dated February 3, 2003.
4	.1a	Preferred Stock Purchase Agreement dated as of November 14, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(4)
4	.1b	Amendment to the Preferred Stock Purchase Agreement dated as of November 22, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(5)
4	.1c	Letter Agreement, dated as of January 21, 2003, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(6)
4.4		Preferred Shares Rights Agreement dated May 11, 1999.(2)
10.1		Form of Registration Rights Agreement dated as of November 14, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(4)
10	.2a	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective January 22, 1991.(3)
10	.2b	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective May 20, 1993.(3)
10	.3a	1989 Directors’ Stock Option Plan and forms of option agreements thereunder.(3)
10	.3b	1998 Directors’ Stock Option Plan, as amended.(1)
10	.4a	1990 Employee Stock Purchase Plan and form of subscription agreement thereunder, as amended, effective July 1, 1991.(1)
10	.4b	1996 Employee Stock Option Plan, as amended.(1)
10.6		Form of Stock Bonus Agreement for the Registrant’s Newborn Stock Bonus Program.(3)
10.7		Form of Indemnification Agreement.(3)
10.39		Lease Agreement between the Registrant and Spieker Partners, dated October 1,1990, as amended.(1)
10	.39a	Amendment Number One to the Lease Agreement between the Registrant and Spieker Partners, dated October 1, 1990.(1)
10	.39b	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated August 1, 1993.(1)
10	.39c	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated October 1, 1993.(1)
10	.39d	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P., dated July 12, 1995.(1)
10	.39e	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P. dated July 12, 1995.(1)
10.55		Agreement of Purchase and Sale between the Registrant and Arrow Electronics, Inc., dated April 22, 1996.(1)
10	.56a	Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of January 1, 1998.(1)
10	.56b	Amendment to Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of January 1, 2003.
10.71		Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.(1)†

Exhibit
Number		Description

10.80		Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.(1)†
10	.82a	Employment Agreement between the Registrant and Donald P. Casey, dated January 30, 2001.(1)†
10	.83a	Board Agreement between the Registrant and David B. Wright, dated February 15, 2001.(1)†
10	.83b	Comerica Bank Credit Agreement, dated June 19, 2001.(1)
10.84		Consulting Agreement between the Registrant and Barry Ariko, dated November 29, 2001(1)
10.86		Fremont Loan Agreement, dated September 28, 2001(1)
10.87		Amendments to the Comerica Bank Credit Agreement, dated November 13, 2001 and December 26, 2001(1)
10.92		Credit Agreement dated as of August 9, 2002 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent and certain other banks.(1)
10.93		Employment Agreement between the Registrant and Gary Wetsel dated April 1, 2002.(1)†
10.94		Severance Agreement between the Registrant and Rod Butters dated March 3, 2003.(1)†
10.96		Amendment No. 1 to the Credit Agreement dated as of March 27, 2003 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent.(1)
10	.98a	Separation Agreement and Mutual Release dated as of September 26, 2003 between the Registrant and Beatriz Infante.(1)†
10.101		Letter Agreement dated as of August 12, 2003 between the Registrant and Fremont Bank regarding an amendment to the Loan and Security Agreemented dated September 28, 2001.(1)
14.1		Code of Ethics for Financial Managers
16.1		Deloitte & Touche letter dated September 25,2002.(7)
21.1		Subsidiaries of the Registrant — Jurisdiction of Incorporation.
23	.1a	Independent Auditors’ Consent of KPMG LLP.
23	.1b	Independent Auditors Consent of Deloitte & Touche LLP
24.1		Power of Attorney (see page 76).
31.1		Gary E. Barnett’s Certification pursuant to 13a-14(a) as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2		Gary A. Wetsel’s Certification pursuant to 13a-14(a) as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1		Gary E. Barnett’s Certification pursuant to 18. U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
32.1		Gary A. Wetsel’s Certification pursuant to 18. U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K’s or Form 10-Q’s or to the exhibits to the Registrant’s previously filed Form S-8’s.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed June 25, 1999.

(3)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-33994), which became effective on April 30, 1990.

(4)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed November 20, 2002.

(5)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed December 4, 2002.

(6)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed January 24, 2003.

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed September 26, 2002.

†	Management compensatory plan, contract or arrangement.