Form 10-K/A
period 2003-12-31
ASPECT COMMUNICATIONS CORP
filed 2004-03-23
CIK 779390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

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

      The number of shares of the Registrant’s Common Stock outstanding as of March 15, 2004, was 58,418,879.

ASPECT COMMUNICATIONS CORPORATION

INDEX TO AMENDED ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Forward-Looking Statements

      The matters discussed in this report including, but not limited to, statements relating to anticipated spending levels for capital equipment, research and development, and selling, general and administrative expenses, adequacy of our financial resources to meet currently anticipated cash flow requirements for the next twelve months, lack of significant changes in financial market risk exposures to the Company, and general economic conditions are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Such forward-looking statements, which may be identified by phrases such as “we anticipate”, “we expect”, and “on a forward-looking basis”, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific factors that may cause results to differ include the hiring and retention of key employees; changes in product line revenues; insufficient, excess, or obsolete inventory and variations in valuation; and foreign exchange rate fluctuations. For a discussion of additional risks, see “Risk Factors”, appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K/A. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

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

      The Emergence of VoIP. Voice over Internet Protocol, or VoIP, together with other Internet technologies is anticipated to be the next major advance in communications. VoIP permits the movement of voice traffic over the Internet using Internet Protocol, improving the performance of a converged system, and typically lowering transmission costs relative to Public Switched Telephone Network, or PSTN, by enabling the consolidation of networks and the bypass of toll charges for long distance voice. Instead of two separate networks for voice and data, voice calls flow over the data network similar to other communications such as e-mail. Therefore, in order to support VoIP, contact centers will have to employ software-based applications that blend voice, e-mail and Web communications into a single queue and route them intelligently over a data network to the optimal destination. Convergence of voice and data networks in the contact center has been and will continue to be evolutionary due to its mission critical role in business. This will drive the need for a migration strategy which is not disruptive to businesses and which offers support for legacy and converged networks.

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

      The following table summarizes our software product suites, the individual application and the capability within the contact center:

Product Suite	Application	Capability

Call Center — PSTN Application	Aspect Call Center	Customer call-handling system processes up to 200,000 peak inbound and outbound calls an hour, routes calls according to agent skills, simultaneously queues calls across multiple sites and provides tools for reporting real-time and historical data
	Aspect Iphinity Call Center	Packaged solution targeting small to medium sized call centers

Call Center — PSTN and hybrid solutions	Aspect IP Network InterQueue	IP-based solution for connecting up to 128 Aspect Call Center systems for simultaneous inter-switch call queuing and routing
	Aspect WinSet software and VoIP	Enables remote connectivity which links agents at branch offices or home offices seamlessly to the Aspect Call Center and gives them all the tools onsite agents have, over PSTN or VoIP networks
	Aspect Remote StaffCenter	Extends the full agent and supervisor functionality of the Aspect Call Center to remote locations
	Aspect TeleCall Dialer	Automates outbound contacts
	Aspect Call Center Reports	Reporting tools which display historical and real time call center statistics

Self Service Interactive Voice Response	Aspect Customer Self Service	Platform supporting speech- recognition, text-to-speech, and voiceprint identification

Workforce Management	eWorkforce Management	Forecasting, automated scheduling and performance monitoring of contact center operations
	Empower	Employee self-service for schedules and schedule change requests
	Perform	Monitoring agent performance and schedule adherence
	Multisite	Forecasting, staffing and scheduling across multiple contact centers

Product Suite	Application	Capability

	Iphinity WFM	Workforce management for small and medium-sized call centers

Analysis & Reporting	Aspect Customer DataMart	Cross-platform contact center data gathering and analysis
	Aspect Performance Optimization for eWorkforce Management	Statistical analysis of agent performance
	Aspect Call Center Reports	Standard reporting tools and templates

Contact Center Integration	Aspect Contact Server	Platform for computer-telephony integration
	Aspect Enterprise Contact Server	Adds advanced routing capabilities for multi-site, multi-channel contact centers
	Aspect Carrier Routing	Enables pre-call routing decisions
	Aspect Web Interaction	Adds live-service to web sites with text chat, shared browsing, call back

      We also provide hardware products and solutions including:

Product Suite	Description

Aspect Call Center — Automated Call Distribution Platform	Customer call-handling system processes up to 200,000 peak inbound and outbound calls an hour, routes calls according to agent skills, simultaneously queues calls across multiple sites, and provides tools for reporting real-time and historical data

Call Center Accessories	Headsets, telephones and wall displays

Hardware	Servers, cards, racks and other hardware installed as part of a customer implementation

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

Manufacturing

      We outsource our manufacturing operations to third-party suppliers. We order materials with different lead times, generally 30 to 90 days ahead of the required date of delivery. Because this is a longer time frame than the average customer order to shipment cycle, our contracts with our third-party suppliers generally authorize them and commit us to acquire materials and build standard sub-assemblies based on forecasted production requirements. Upon receipt of firm orders from our customers, we instruct our third-party suppliers to assemble, configure, test and ship systems to meet our customers’ request dates. We have established manufacturing procedures with our third-party suppliers that are designed to achieve rapid response to customer orders.

      We depend on certain critical components such as certain server computers, integrated circuits, power supplies, connectors and plastic housings in the production of our products. Some of these components are obtained only from single suppliers and only in limited quantities.

Competition

      The contact center market in which we operate, which includes ACD, IVR, CTI, workforce management and reporting and analytics vendors, is intensely competitive and rapidly changing.

      Product lines with which we compete in the ACD, IVR and CTI portion of the market include those of diversified communications equipment companies such as Avaya; Cisco Systems; Genesys, a subsidiary of Alcatel; and Nortel Networks.

      Product lines with which we compete in the workforce management software and reporting and analytics portion of the market include those of Blue Pumpkin and IEX, a subsidiary of Tekelec, and those of diversified communications equipment companies like Genesys. Other communications equipment companies such as Avaya also compete against us in these markets through vendor alliances they have established.

      The principal competitive factors in our industry include quality, reliability, performance, price, level of customer support, reputation, timely introduction of new products, functionality and market presence. We believe we have competed effectively to date with respect to these factors.

      Our future anticipated growth and success will depend on our ability to compete favorably on the above factors, including by developing superior, cost-effective products, continuing to develop alliances with key technology partners, providing superior customer service and support, and expanding our market reach relative to our competitors. Many of our competitors have greater name recognition, larger installed customer bases, longer operating histories and significantly greater financial, technical, sales, marketing and other resources than we do. Our competitors could therefore devote substantial resources to developing and marketing products with superior features, scalability and functionality at lower prices than our products, and could also bundle existing or new products with other more established products in order to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with our other competitors.

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

      On May 20, 2003, Electronic Data Systems Corporation, or EDS, made a demand for arbitration with the American Arbitration Association in connection with the Master Services Agreement entered into by us and EDS in December 2000 in which we outsourced certain of our IT needs to EDS. A dispute arose between us and EDS over the services and charges to be performed and paid under the Master Services Agreement and we terminated the Master Services Agreement for EDS’s breach of the agreement. EDS alleges that we breached the Master Services Agreement and implied warranties associated with the Master Services Agreement, and committed fraud and engaged in negligent misrepresentation in inducing EDS to enter into the Master Services Agreement and that EDS is entitled to approximately $26 million in damages plus reasonable attorneys’ fees. On June 11, 2003, we filed our answer and counterclaims in which we denied every allegation made by EDS, denied that EDS is owed any amount in damages, and counterclaimed that EDS breached the Master Services Agreement, committed fraud in inducing us to not terminate for cause the Master Services Agreement earlier, engaged in fraudulent and unfair business practices and therefore that we are entitled to damages, restitution and disgorgement in an amount of approximately $4 million to be proven in the arbitration. The arbitration hearing concluded on March 5, 2004. Final briefing by the parties is scheduled to be completed by April 5, 2004, and a decision from the arbitrator is expected on or before May 5, 2004.

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

      Aspect has never paid cash dividends on its common stock and the terms of our credit arrangement prohibit our declaration of cash dividends without bank consent. Pursuant to the terms of the Series B convertible preferred stock set forth in the Company’s Certificate of Determination of Rights, Preferences and Privileges of Series B Convertible Preferred Stock, the Company may not declare or pay dividends on any class of stock junior to that of the Series B convertible preferred stock without the prior written consent of the holders of a majority of the shares of the Series B convertible preferred stock then outstanding. Additionally, the Company is now obligated to accrue dividends on each share of Series B convertible preferred stock, compounded on a daily basis at the rate of 10% per annum. The undeclared preferred stock dividends are forfeited in the event of conversion. The Company is permitted to pay up to 50% of accrued dividends in the form of Common Stock. If there has been no conversion or no cash dividend payments upon the tenth anniversary of the date of issuance of the Series B convertible preferred stock, the Company is required to pay a redemption amount equal to 125% of the original purchase price of the stock plus accumulated unpaid dividends to the Series B convertible preferred shareholders. Subject to the foregoing, we currently anticipate that we will retain all available funds for use in our business.

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

The Current Economic Environment

      The economic climate in which we operate has been difficult over the last three years, and capital spending has decreased dramatically. This has had a pronounced effect on our ability to generate new license fees, as IT budgets have been frozen and large capital expenditures like those required to purchase some of our products have been quite limited. Additionally, competition for these more limited sales opportunities has increased, and we have seen intense price competition both for new licenses and for support services. While we believe our installed base continues to represent a solid recurring revenue opportunity and a significant cash flow generator, and while our pricing has remained relatively consistent over the past three years, we cannot provide any assurance that these pressures on IT spending will ease, or that the general economic climate will improve. Continued competitive pressure and a weak economy could have a continuing pronounced effect on our operating results. We have undertaken a variety of cost reduction measures designed to bring our operating expenses in line with our perceptions of the business climate. Some of these measures include:

      Workforce adjustments: We reduced our workforce substantially in 2001, 2002 and 2003; our full-time headcount at December 31, 2000 was 2,740, and our full-time headcount at December 31, 2003 was 1,291;

      Facilities consolidation: We shut down and consolidated facilities in the United Kingdom, Nashville, Tennessee, Chelmsford, Massachusetts and San Jose, California in an effort to streamline our operations and reduce overhead expenses;

      Outsourcing of manufacturing: While historically we engaged in some of our manufacturing efforts internally, we now outsource substantially all of our manufacturing operations; and

      Renegotiation of contracts: We renegotiated a variety of supply contracts and license arrangements to reduce the aggregate payments or to extend the period of time for payments we would be required to make under the arrangements.

These efforts have generally resulted in lower cost of goods sold and lower operating expenses on a per period basis and should, on a forward-looking basis, positively affect our cash position and liquidity by reducing our cash burn rate.

Significant Financial Events in 2003

      During 2003, we generated $99 million in cash flow from operations, completed a private placement of preferred stock which generated net proceeds of $43 million and repaid $129 million of convertible subordinated debenture liabilities. In addition, we substantially lowered our days sales outstanding represented in our accounts receivable.

Sources of Revenues

      Our revenues are derived from license fees for software products and, to a lesser extent, sales of hardware products. With respect to our product revenues, in each of the past three years a limited number of product lines, including call center hardware and software, workforce management, customer self service and contact center integration products, have accounted for substantially all our product revenues. We also generate a substantial portion of our revenues from fees for services complementing such products, including software license updates and product support (maintenance), installation, professional consulting and education. We typically license our products on a per user basis with the price per user varying based on the selection of products licensed. Our software license update support fees are generally based on the level of support selected and the number of users licensed to use our products. Our professional service fees are generally based on a fixed price or time and materials basis. Our education services are generally billed on a per person basis.

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

      The preparation of financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the allowance for doubtful accounts, revenue reserves, excess and obsolete inventory, impairment of long-lived assets, valuation allowance and realization of deferred income taxes, and restructuring reserves. Actual amounts could differ significantly from these estimates. We are not currently aware of any material changes in our business that would cause these estimates to differ significantly except by application of the methodologies described below. The following is a brief discussion of the critical accounting policies and methods that we use.

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

      Revenue reserves: An estimate of the revenue reserve from customer returns is recorded as a reduction in revenues. In determining our revenue reserve estimate, and in accordance with internal policy, we rely on historical data, known returned goods in transit and direct feedback from our internal business units. Our revenue reserve can vary from what actually occurs in that more or less product may be returned from what was originally estimated. These factors and unanticipated changes in the economic and industry environment could make our return estimates differ from actual results. Charges to the reserve were consistent with the original estimates. The revenue reserve was $1.2 million as of December 31, 2003. Our revenue reserves as a percentage of total net revenues were 0.3%, 2.0% and 0.6% in 2003, 2002 and 2001, respectively. Based on our results for 2003, a one-percentage point deviation in our revenue reserve as a percentage of total net revenues would have resulted in an increase or decrease in revenue of $3.6 million.

      Allowance for doubtful accounts: We must make estimates of the collectibility of accounts receivable at the end of each accounting period. We specifically analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The key factors we use in assessing this allowance are the individual judgments on specific customer balances and the overall aging of the total receivables. Assumptions and judgments regarding collectibility of accounts could differ from actual events. Our allowances for doubtful accounts as a percentage of total net revenues were 1.3%, 3.0% and 1.3% in 2003, 2002 and 2001, respectively. Our allowances for doubtful accounts as a percentage of net accounts receivable were 12.1%, 23.0% and 7.5% in 2003, 2002 and 2001, respectively. Based on our results for 2003, a one-percentage point deviation in our allowance for doubtful accounts as a percentage of total net accounts receivable would have resulted in an increase or decrease in expense of $0.4 million. In the 2002 and 2003 timeframe, charges to the reserve were less than the original estimates, although at this time, we are not aware of any internal process or product issues that might lead to a significant future increase in our allowance for doubtful accounts as a percentage of net sales or as a percentage of net receivables.

      Our allowance for doubtful accounts balance was $11.8 million in 2002 as compared to $6.0 million in 2001. This increase was primarily due to the aging of customer maintenance renewal accounts resulting from control weaknesses in our support billing process. In 2002, we added additional controls to our support billing and collections process, including more proactive customer correspondence to reduce billing disputes, greater customization of billing practices to suit customer preferences, improvements to our maintenance renewal billing process, and additional internal control procedures relating to customer purchase orders and credit evaluations. As a result of these process improvements and success in our dispute resolution efforts, we collected previously reserved receivables that contributed to a $12 million year-over-year reduction in bad debt expense in 2003, our allowance for doubtful accounts decreased to $4.8 million in 2003 as compared to $11.8 million in 2002, and our days sales outstanding decreased significantly during both 2003 and 2002. We will continue to monitor our allowance for doubtful accounts balances in relation to the subsequent actual cash collections from customers to identify any increases or decreases that are necessary to accurately reflect our net accounts receivable balances.

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

      Significant judgment is required in determination of the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We had a valuation allowance of $78.6 million as of December 31, 2003, due to uncertainties related to our ability to utilize all of our deferred tax assets, primarily consisting of certain net operating losses carried forward and research tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets are likely to be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could favorably impact our results of operations. If we were to fully release our valuation allowance, we estimate that approximately $72.6 million of the change would result in an income tax benefit and approximately $6.0 million relating to stock option exercises and related tax credits would be credited directly to paid-in capital. The following analysis demonstrates the potential effect the full release of our valuation allowance would have upon our consolidated financial statements in 2003 and is not intended to provide a range of exposure or expected deviation (in thousands):

		100% Release of
	2003 Estimate	Valuation Allowance

Valuation allowance	$78,619	$—
Income before income taxes	$44,573	$44,573
Provision for (benefit from) income taxes	$7,071	$(65,548)

Net income before cumulative effect of change in accounting principle	$37,502	$110,121
Cumulative effect of change in accounting principle	$(777)	$(777)

Net income	$36,725	$109,344
Accrued preferred stock dividend and accretion of redemption premium	$(6,389)	$(6,389)
Amortization of beneficial conversion feature	$(1,311)	$(1,311)

Net income attributable to common shareholders	$29,025	$101,644

      Excess and obsolete inventory: We value inventory at the lower of the actual cost or the current estimated net realizable value of the inventory. We regularly review inventory quantities on hand and record a write-down for excess and obsolete inventory based primarily on production and supply requirements. Our estimates of future production and supply requirements may prove to be inaccurate, in which case inventory may be understated or overstated. In the future, if the carrying value of the inventory were not realizable, we would be required to recognize write-downs to net realizable value as additional cost of goods sold at the time of such determination. Although we make every effort to ensure the accuracy of our forecast of future production requirements and supply, any unanticipated changes in technological developments could have a significant impact on the value of our inventory and our reported operating results. Our estimates have generally been adequate to cover our actual write-downs but we cannot reliably predict future changes and cannot guarantee that our estimates will continue to be adequate. However, charges to our reserve have been consistent with the original estimates. The total write-downs during the year ended December 31, 2003, related to excess and obsolete inventory were $1.3 million. Expressed as a percentage of total net revenue for fiscal year 2003, write-downs amounted to 0.4%. A one-percentage point deviation of write-downs expressed as a percentage of gross inventory would increase or decrease net income (loss) by $133,000.

      Impairment of long-lived assets: Our long-lived assets include property and equipment, long-term investments, goodwill and other intangible assets. The fair value of the long-term investments is dependent on the performance of the companies in which we have invested, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments, we consider these factors as well as the forecasted financial performance of our investees. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. During 2002, we recognized $9 million of impairment losses related to our long-term investments. As of December 31, 2003, the carrying value of our long-term investments was immaterial.

      In assessing the recoverability of our property and equipment, goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

      Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Lower assumptions of the anticipated future benefits could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, higher assumptions could result in smaller or no impairment charges, higher net income and higher asset values. As of December 31, 2003 we had property and equipment of $68.6 million, goodwill of $2.7 million and other intangibles asset of $5.2 million.

      Restructuring reserve: In 2002 and 2001, we reduced our workforce by 22% and 28%, respectively, and consolidated selected facilities in our continuing effort to better optimize operations. In connection with the workforce adjustments, a restructuring reserve was established based on estimated costs for severance and outplacement, consolidation of facilities and legal and other costs. Due to the decline in the commercial real estate market, it was expected that abandoned leased facilities would be vacant for several quarters or through the end of the lease term. If the facilities were subleased, it would be at rates below current contractual requirements. We recorded a charge related to the facilities abandonment, based on the difference between the expected cash outflows and the expected cash inflows related to these vacated properties. We periodically review factors such as further declines in the commercial real estate markets and our ability to terminate leases, and based on these reviews we adjust our restructuring reserve as necessary. The remaining restructuring reserve as of December 31, 2003 relates to consolidation of facilities costs and will be reduced going forward by lease payments offset by sublease income of $1.4 million. The restructuring reserve balance was $16.9 million as of December 31, 2003. Charges to this reserve for severance and related expenses have been consistent with original estimates and charges to this reserve for abandoned facilities have increased from original estimates due to the extended weakness in the real estate market and subleasing potential. Although we do not believe it is likely at this time, if we are able to obtain additional subleases, we will reverse the restructuring reserve in an amount equal to such sublease and reduce restructuring expense.

Results of Operations

      The following table sets forth statements of operations data for the three years ended December 31, expressed as a percentage of total revenues:

	Years Ended
	December 31,

	2003	2002	2001

Net revenues:
Software license	20%	21%	24%
Hardware	12	17	17
Services:
Software license updates and product support	59	52	46
Professional services and education	9	10	13

Services	68	62	59

Total net revenues	100	100	100

Cost of revenues:
Cost of software license revenues	4	15	3
Cost of hardware revenues	11	14	17
Cost of services revenues	28	32	34

Total cost of revenues	43	61	54

Gross margin	57	39	46

Operating expenses:
Research and development	14	14	21
Selling, general and administrative	29	38	50
Restructuring charges	1	6	10

Total operating expenses	44	58	81

	Years Ended
	December 31,

	2003	2002	2001

Net income (loss) from operations	13	(19)	(35)
Interest income	1	1	1
Interest expense	(2)	(3)	(2)
Other income (expense)	—	—	—

Net income (loss) before income taxes	12	(21)	(36)
Provision (benefit) for income taxes	(2)	7	1
Cumulative effect of change in accounting principle	—	(13)	—

Net income (loss)	10	(27)	(35)
Less preferred stock dividend, accretion and amortization	(2)	—	—

Net income (loss) attributable to common shareholders	8%	(27)%	(35)%

Comparison of Years Ended December 31, 2003, 2002 and 2001

Revenues
($ in thousands)

		% Change		% Change
	2003	2002 to 2003	2002	2001 to 2002	2001

Software license	$71,461	(14)%	$82,837	(22)%	$106,531
Hardware	42,981	(35)	65,791	(15)	77,294
Services:
Software license updates and product support	216,313	5	205,744	—	206,127
Professional services and education	33,093	(21)	41,689	(25)	55,821

Services	249,406	1	247,433	(6)	261,948

Total net revenue	$363,848	(8)%	$396,061	(11)%	$445,773

      Net revenues declined by 8% in 2003 as compared to 2002 and 11% in 2002 as compared to 2001. The general decline in revenues resulted from unfavorable global economic conditions. These conditions led to decreased growth in contact center operations and decreased capital spending by our customers, resulting in reduced sales opportunities and lower actual sales, although our pricing remained relatively consistent over this time period.

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

      Software license updates and product support revenues for 2003 resulted in an increase of 5% to $216 million as compared to 2002 with a slight decline as compared to 2001. The increase in revenue in 2003 was attributable to growth in our installed base.

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

      Gross software license margin. Cost of software license revenues includes fees paid to various third parties and amortization of intangible assets. Our software gross margins were impacted by a $38 million charge related to an impairment of intangible assets incurred in the third quarter of 2002 and a $2 million charge related to an impairment of the intangible assets incurred in the third quarter of 2003. In addition, intangible assets amortization expense was $2 million, $11 million and $5 million for 2003, 2002 and 2001. Amortization expense in 2002 increased from 2001 due to the classification of certain amortization expense to cost of software license revenues in 2002, while in 2001 such costs were classified as research and development expense. Amortization expense decreased in 2003 from 2002 due to the effect of the $38 million impairment recorded in 2002 and the related amortization.

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

      Gross services margin. Cost of service revenues consists primarily of employee salaries and benefits, facilities, systems costs to support maintenance, consulting and education. The increase in 2003 and 2002 services margins was due to lower expenses associated with headcount reductions and a reduction of overhead costs.

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

      Selling, general and administrative, or SG&A, expenses consist primarily of employee salaries and benefits, commissions, facilities, information technology costs and administrative support. SG&A decreased by 29% in 2003 mainly due to continued workforce reduction representing a cost savings of $11 million, reduced facilities costs of $6 million due to restructuring of leased facilities, reductions in other spending costs such as savings in travel of $3 million, recruiting costs of $2 million, marketing of $3 million and office and maintenance expense of $3 million. In addition, depreciation and amortization expense decreased by $4 million in 2003. Bad debt expense decreased by $12 million in 2003 which was the result of the collection of previously reserved receivables and improvement of receivables aging. SG&A expenses as a percentage of net revenues were 29% in 2003 and 38% in 2002. We anticipate that SG&A expenses in absolute dollars will remain relatively flat in 2004.

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

      Net cash used in investing activities was $15 million in 2003 compared to $28 million in 2002. Net cash used in investing activities in 2003 related primarily to net purchases of short-term investments of $9 million as well as property and equipment purchases of $6 million. We currently anticipate 2004 capital expenditures, including expenditures associated with upgrading or replacing certain information systems that support our operations, to be approximately $16 million, which is expected to be funded from working capital.

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

      On November 14, 2002, we entered into a Preferred Stock Purchase Agreement with Vista Equity Fund II, L.P. (“Vista”) pursuant to which Vista agreed to purchase $50 million of our Series B convertible preferred stock, which, assuming conversion at the initial conversion price, represented at that time approximately 30% of our outstanding shares on a fully diluted basis. We received $44 million in net proceeds from this transaction. This equity entitled the holders to receive cumulative dividends, which accrued daily at 10% per annum. On or after the tenth anniversary of the closing, January 21, 2013, we had an obligation to redeem each share of unconverted Series B convertible preferred stock for cash at a redemption price equal to 125% of the original purchase price plus accrued and unpaid dividends. Additionally, in the event that we declare a dividend or distribution to the holders of common stock, the holders of Series B convertible preferred stock would have been entitled to equivalent participation on an as-if-converted basis in such dividend or distribution.

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

Recent Developments

      On February 13, 2004, Vista agreed to convert all of its Series B convertible preferred stock into 22,222,222 shares of our common stock immediately prior to the completion of a proposed public offering registered on Form S-3 filed on February 13, 2004. In consideration for this voluntary conversion, we agreed to issue Vista 200,000 additional shares of our common stock and pay Vista a $3 million transaction fee. Additionally, Vista will have the right to nominate two directors to serve on our board and maintain an approval right over certain significant corporate matters until such time as its share ownership falls below 4,500,000 shares of the common stock originally issued upon conversion of the Series B convertible preferred stock. The fair market value of the 200,000 shares of common stock issuable to Vista and the $3 million transaction fee will be charged to net income attributable to common shareholders in the quarter in which this offering closes, together with the $16.3 million unamortized balance of the beneficial conversion feature associated with the issuance of the preferred stock.

      On February 13, 2004, we entered into a $100 million revolving credit facility with a number of financial institutions led by Comerica Bank, which is also administrative agent, and The CIT Group/Business Credit, Inc., which is also collateral agent. This credit facility amended and restated our prior $50 million credit facility with Comerica Bank entered into on August 9, 2002, which prior facility is described below. It eliminated the prior facility’s borrowing base requirements and other related restrictions. The revolver has a three-year term and is secured by substantially all of our assets, including the stock of our significant subsidiaries. We can select interest options for advances based on the prime rate or eurocurrency rates, which include margins that are subject to quarterly adjustment. The revolver includes a $10 million sub-line for issuance of stand-by letters of credit. Mandatory prepayment and reduction of the facility is required in the amount of 100% of permitted asset sales over $1 million annually and 100% of the proceeds of future debt issuances, subject to certain exclusions. The revolver can be used for working capital, general corporate purposes and the financing of capital expenditures. The credit agreement includes customary representations and warranties and covenants. The financial covenants include minimum earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, minimum liquidity ratio, minimum fixed charge coverage ratio, maximum total debt to EBITDA ratio and minimum tangible effective net worth tests, defined as follows:

•	EBITDA of no less than $10 million each quarter. “EBITDA” shall mean for any period, net income for such period plus, without duplication and only to the extent reflected as a charge or reduction in the statement of such net income for such period, the sum of (a) restructuring charges, (b) income tax expense, (c) interest expense, (d) accrued debenture interest plus all fees and expenses incurred in connection with the debentures, (e) depreciation and amortization expense, (f) any extraordinary non-cash expenses or losses including non-cash losses on sales of assets outside of the ordinary course of business and unusual or one-time non-cash charges, (g) non-cash stock based compensation and other non-cash equity charges, and (h) charges resulting from change in accounting principles and less one time extraordinary gains, provided however that notwithstanding the foregoing, our “EBITDA” shall be determined on a pro forma basis for each period during which a permitted acquisition shall have occurred, giving effect to such permitted acquisition as if it had occurred on the first day of the relevant period.

•	Liquidity Ratio of not less than 1.5 to 1.0 for the period from December 31, 2003 to September 29, 2004; 1.75 to 1.0 for the period from September 30, 2004 through March 30, 2005; and 2.0 to 1.0 thereafter. “Liquidity Ratio” shall mean as of any date of determination, a ratio the numerator of which is cash equivalents as of such date which are not subject to any lien or security interest in favor of any person other than Comerica Bank or the collateral agent (for the benefit of the banks), plus our accounts as of such date (net of an allowance for doubtful accounts) and the denominator of which is our current liabilities as of such date, less deferred revenue as of such date as determined in accordance with GAAP.

•	Fixed Charge Coverage Ratio of not less than 1.5 to 1.0 as of the last day of each quarter. “Fixed Charge Coverage Ratio” shall mean as of any date of determination, a ratio determined by dividing our

EBITDA for the four preceding fiscal quarters by the sum of (a) interest expense during such period, (b) the amount of principal repaid or scheduled to be repaid on any indebtedness for borrowed money or capital lease obligations during such period, (c) capital expenditures actually incurred during such period, (d) to the extent a positive number, all federal, state and local income tax expenses due and payable during such period, (e) all cash payments related to past and future restructuring charges during such period, and (f) cash dividends distributed to shareholders.

•	Total Debt to EBITDA Ratio of no more than 1.25 to 1.0 as of the end of each quarter. “Total Debt to EBITDA Ratio” means, as of the last day of each fiscal quarter, the ratio of (a) Total Debt as of such day to (b) EBITDA for the four preceding fiscal quarters ending on such day.

Further, as defined by the credit agreement, “Total Debt” shall mean, without duplication, (a) all funded debt of a person, (b) all obligations of such person under conditional sale or other title retention agreements relating to property or assets purchased by such person, and (c) (i) any repurchase obligation or liability of such person with respect to accounts or notes receivables sold by such person, (ii) any liability under any sale and leaseback transaction which is not a capital lease, (iii) any liability under any so-called “synthetic lease” transaction entered into by such person, or (iv) any obligation arising with respect to any other transaction which is the functional equivalent of or takes place of borrowing but which does not constitute a liability on the balance sheets of such person, but excluding from this clause operating leases.

•	Tangible Effective Net Worth balance greater than the Base Tangible Effective Net Worth. “Tangible Effective Net Worth” shall mean as of any date of determination, Tangible Net Worth as of such date plus the outstanding principal amount of the subordinated debt as of such date, if any.

Further, as defined by the credit agreement, “Base Tangible Effective Net Worth” shall initially mean $80,000,000. Base Tangible Effective Net Worth shall increase (but not decrease) as of the last day of each fiscal quarter of Company (commencing March 31, 2004) by an amount equal to (i) fifty percent (50%) of our net income (if a positive number) for the preceding fiscal quarter, plus (ii) one hundred percent (100%) of any subordinated debt issued by Company for the applicable fiscal quarter, plus (iii) one hundred percent (100%) of the cash proceeds of the issuance of any equity interests by Company or any of its Subsidiaries during the preceding fiscal quarter (net of reasonable and customary costs and expenses of issuance); provided, that any equity interests issued after the effective date, the proceeds of which are used to repurchase or redeem any existing equity interests (including any common or preferred stock) shall be excluded.

      The preceding financial covenants are applicable to the quarter ending March 31, 2004 and all quarters thereafter.

      At December 31, 2003, we had $41 million outstanding under our borrowing agreements described in Note 9, of which $2 million was paid prior to February 13, 2004 in accordance with the original payment terms and the remaining $39 million was refinanced with this new $100 million revolving credit facility. The $39 million principal balance is due in February 2007 and is classified as long-term borrowings in the Consolidated Financial Statements.

RISK FACTORS

      We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. You should carefully consider the risks described below before making an investment decision. The risks described below are the most significant risks we currently face. They are not the only risks we face, and there may be other risks that are not currently known to us or that we currently deem immaterial, but which may impair our business operations at a future time. You should also read the cautionary statements in this document, wherever they appear, as applying to all related forward-looking statements.

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

Reductions in information technology spending could continue or worsen, which could decrease demand for our products and harm our business.

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

Our failure to successfully address industry changes resulting from the convergence of voice and data networks could cause us to lose customers and harm our business.

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

Our failure to timely develop and market products and services that meet customer requirements could cause us to lose customers and could harm our business.

      Demand for our products and services could be adversely affected by any of our products and services not meeting customer specifications or by problems with system performance, system availability, installation or service delivery commitments, or market acceptance. We need to continue to develop new products and services and manage product transitions in order to succeed. If we fail to introduce enhanced versions and releases of products, or enhancements to our service offerings, in a timely manner, customers may license competing products, we may suffer lost sales and we could fail to achieve anticipated results. Our future operating results will depend on the demand for our product suite, including new and enhanced releases that are subsequently introduced. If our competitors release new products and services that are superior to our products and services in performance or price, demand for our products and services may decline. Our products may not be released on schedule or may contain defects when released which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. Any of the foregoing results could harm our business.

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

If we are unable to successfully compete with the companies in our market, including against those that have greater financial, technical and marketing resources than we do, we might lose customers which would hurt sales and harm our business.

      The market for our products is intensely competitive, and competition is likely to intensify as companies in our industry consolidate to offer integrated solutions. Our principal competitors currently include companies in the contact center market and companies that market traditional telephony products and services. As the market develops for converged voice and data networks and products and the demand for traditional, telephony-based call centers diminishes, companies in these markets are merging, creating potentially larger and more significant competitors. Many current and potential competitors, including Avaya Inc., Cisco Systems, Genesys, a subsidiary of Alcatel and Nortel Networks, may have considerably greater resources, larger customer bases and broader international presence than us. If we are unable to improve and expand the functionality of our products and services, we might lose customers, which would hurt our sales and harm our business.

If we are not be able to adapt our products and services quickly or efficiently enough to respond to technological change, our customers might choose products and services of our competitors which would hurt our sales and harm our business.

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

      The convergence of voice and data networks, and of wired and wireless communications could require substantial modification and customization of our current products and sales and distribution model, as well as the introduction of new products. Further, customer acceptance of these new technologies may be slower than we anticipate. We may not be able to compete effectively in these markets. In addition, our products must readily integrate with major third-party security, telephony, front-office and back-office systems. Any changes to these third-party systems could require us to redesign our products, and any such redesign might not be possible on a timely basis or achieve market acceptance.

If we are not able to properly anticipate demand for our products and services, our operating results could suffer.

      The demand for and sales mix of our products and services depends on many factors and is difficult to forecast. If forecasted demand does not develop, we could have excess production resulting in higher inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories or returns, which could result in lower gross margins. In addition, we may also incur certain costs, such as fees for excess manufacturing capacity and cancellation of orders and charges associated with excess and obsolete materials and goods in our inventory, which could result in lower margins. If demand increases beyond what we forecast, we may have to increase production at our third-party manufacturers or increase our capacity to deliver products and services. We depend on our suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand or may choose to allocate capacity to other customers. Even if we are able to procure enough components, our third-party manufacturers might not be able to produce enough of our products to meet market demand. The inability of either our manufacturers or our suppliers to increase production rapidly enough or our inability to obtain qualified services personnel could cause us to fail to meet customer demand. Rapid increases or decreases in production levels could result in higher costs for manufacturing, supply of components and other expenses. These higher costs could reduce our margins. Furthermore, if production is increased rapidly, manufacturing yields could decline, which may also reduce our margins.

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

We are subject to risks inherent in doing business internationally which could negatively impact our business and competitive position.

      We market our products and services worldwide and may enter additional foreign markets in the future. If we fail to enter certain major markets successfully, our competitive position could be impaired and we may be unable to compete on a global scale. The financial resources required to enter, establish and grow new and existing foreign markets may be substantial, and foreign operations are subject to additional risks which may negatively impact our business including:

•	the cost and timing of the multiple governmental approvals and product modifications required by many countries;

•	fluctuations in the value of foreign currencies;

•	less effective protection of intellectual property;

•	difficulties in staffing and managing foreign operations;

•	difficulties in identifying and securing appropriate partners;

•	global economic climate considerations including potentially negative tax and foreign and domestic trade legislation, which could result in the creation of trade barriers such as tariffs, duties, quotas and other restrictions;

•	longer payment cycles; and

•	seasonal reductions in business activity in international locales, such as during the summer months in Europe.

Our failure to grow and maintain our relationships with systems integrators or VARs could impact our ability to market and implement our products and reduce future revenues.

      Failure to establish or maintain relationships with systems integrators or VARs would significantly harm our ability to sell our products. Systems integrators sell and promote our products and perform custom integration of systems and applications. VARs market, sell, service, install and deploy our products. If these relationships fail, we will have to devote substantially more resources to the sales and marketing, implementation and support of our products than we would have had to otherwise. In addition, there could be channel conflict among our varied sales channels, which could harm our business, financial condition and results of operations.

If we are unable to expand our distribution channels, we may not be able to increase sales and our operating results could be hurt.

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

We are dependent on third-party suppliers for certain services and components and underperformance by these suppliers could cause us to lose customers and could harm our business.

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

      Should we have performance issues with our manufacturing sub-contractors, the process to move from one sub-contractor to another or manufacture products ourselves is a lengthy and costly process that could affect our ability to execute customer shipment requirements and might negatively affect revenues and costs. We depend on certain critical components in the production of our products. Some of these components such as certain server computers, integrated circuits, power supplies, connectors and plastic housings are obtained only from a single supplier and only in limited quantities. In addition, some of our major suppliers use proprietary technology and software code that could require significant redesign of our products in the case of a change in vendor. Further, suppliers could discontinue their products, or modify them in a manner incompatible with our current use, or use manufacturing processes and tools that could not be easily migrated to other vendors. Our inability to obtain these components from our current suppliers or quickly identify and qualify alternative suppliers could harm our ability to timely and cost-effectively produce and deliver our products.

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

      We intend to upgrade or replace certain information systems that support our operations, including systems to manage order processing, shipping, support entitlement, accounting and internal computing operations. Many of these systems are proprietary to us and are very complex. We may not be successful in implementing these new systems and transitioning data from our old systems to the new systems. Any failure or significant downtime in our information systems could prevent us from taking customer orders, shipping products, providing services or billing customers and could harm our business. In addition, our information systems require the services of personnel with extensive knowledge of these information systems and the business environment in which we operate. In order to successfully implement and operate our systems, we must continue to attract and retain a significant number of highly skilled employees. If we fail to attract and retain the highly skilled personnel required to implement, maintain and operate our information systems, our business could suffer.

If our intellectual property is copied, obtained or developed by third parties, competition against us could increase, which could reduce our revenues and harm our business.

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

We depend on licenses from third parties for rights to the technology used in several of our products. If we are unable to continue these relationships and maintain our rights to this technology, our product offerings could suffer.

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

Regulatory changes affecting our industry and future changes to generally accepted accounting principles may negatively impact our ability to operate our business.

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

Vista has been granted certain approval rights as to particular corporate actions and owns Series B convertible preferred stock representing, on an as converted basis, approximately 30% of our common stock.

      Vista’s ownership of our Series B Convertible Preferred Stock together with its right to nominate two of our eight directors provides Vista with a substantial degree of control over our operations. Additionally, many significant corporate matters require Vista’s consent, including the issuance of additional capital stock, a sale of all or substantially all of our assets, the consummation of any transaction the result of which is that any person becomes the beneficial owner of more than fifty percent of our voting securities, the incurrence of certain indebtedness, a voluntary liquidation or dissolution, acquisitions by us of any material interest in any company, business or joint venture, the consummation of certain related party transactions by us, the execution by us of any agreement which restricts our right to comply with certain of our obligations to Vista, the approval of our annual budget or any material deviations from our annual budget, the declaration or payment of any dividends or distributions on our common stock, or a change in the compensation paid to, the termination of the employment of, or the replacement of, certain of our executive officers including our Chief Executive Officer. If Vista viewed these matters differently from us, we might not be able to accomplish specific corporate actions, and this failure could harm our business.

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

/S/ KPMG LLP

Mountain View, California

January 22, 2004, except as to the fourth paragraph of Note 9 and Note 21, which are as of February 13, 2004, and the second paragraph of Note 19, which is as of March 5, 2004

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

      The Company has investments in privately held companies, which it accounts for under the cost method. The carrying amount of the investments was immaterial at December 31, 2003 and 2002. The Company recognized write-downs of its investments due to other-than-temporary declines in fair value of $-0-, $9 million and $1 million in 2003, 2002, and 2001, respectively. The write-downs in 2002 and 2001 related to an investment in a venture capital limited liability company (the LLC), which invested in several privately-held companies in the start-up or development stage. The Company evaluated the carrying value of the investment in the LLC by reviewing the LLC’s financial statements and cash position as well as cash forecasts related to its investee companies. In 2002, the Company determined a full write-off of the investment in the LLC was necessary as this evaluation indicated that the investment’s carrying amount was not recoverable within a reasonable period of time.

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

      The allowance for doubtful accounts roll-forward for 2003, 2002 and 2001 is as follows:

	Beginning	Charged to Costs		Ending
	Balance	and Expenses	Deductions	Balance

2003
Allowance for doubtful accounts	$11,786	$(3,744)	$3,242	$4,800
2002
Allowance for doubtful accounts	$5,987	$8,412	$2,613	$11,786
2001
Allowance for doubtful accounts	$8,635	$4,135	$6,783	$5,987

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

Note 11:     Convertible Preferred Stock

      On January 21, 2003, the Company and Vista closed a private placement for the sale of $50 million of the Company’s Series B convertible preferred stock with net proceeds of $44 million after expenses. The shares of Series B convertible preferred stock were sold for $1,000 per share and the holders of the 50,000 outstanding shares of Series B convertible preferred stock are entitled to vote (on an as-converted basis) on all matters subject to a stockholder vote. On most issues, the holders of Series B preferred stock and common stock vote together as a single class; however, the holders of Series B convertible preferred stock have veto rights with respect to certain Company actions. The actions which require the affirmative vote of the holders of a majority of the outstanding shares of Series B convertible preferred stock are fully described in the Company’s Certificate of Determination of Rights, Preferences and Privileges of Series B convertible preferred stock. The shares of Series B convertible preferred stock are initially convertible into 22.2 million shares of the Company’s common stock (subject to certain anti-dilution protection adjustments) and are mandatorily redeemable at 125% of the original purchase price of the stock plus accumulated unpaid dividends on January 21, 2013. Each holder of the Series B convertible preferred stock has the right, at any time, to convert all or a portion of its outstanding shares of Series B convertible preferred stock into shares of common stock. As more fully described in the Company’s Certificate of Determination of Rights, Preferences and Privileges of Series B convertible preferred stock, the Company may elect to cause all, or under certain circumstances portions, of the outstanding shares of Series B convertible preferred stock to be converted into common stock. In order for the Company to cause such a conversion to occur, all the shares issued pursuant to such conversion must be sold pursuant to an underwritten public offering of common stock pursuant to an effective registration statement under the Securities Act in which the price per share paid by the public exceeds $8.00 (subject to adjustments to reflect any stock dividends, stock splits and the like) and the Company would need to notify each holder of Series B convertible preferred stock no later than ten business days prior to the conversion date. Prior to such offering, the holder could convert all or a portion of its shares into common stock to avoid selling such shares in such offering.

      The shares of Series B convertible preferred stock have a liquidation preference over the shares of common stock such that (i) upon any liquidation, dissolution or winding up of the Company, the holders of Series B convertible preferred stock receive payments equal to 100% of their investment amount, plus unpaid dividends prior to payments to the holders of common stock, or (ii) in the event of a change of control of the Company, the holders of Series B convertible preferred stock receive payments equal to 125% of their investment amount plus accumulated unpaid dividends, prior to payments to the holders of common stock (or, in each case, if greater, the amount they would have received had the Series B convertible preferred stock converted to common stock immediately prior to such liquidation or change of control). Additionally, in the event that the Company declares a dividend or distribution to the holders of common stock, the holders of Series B convertible preferred stock shall be entitled to equivalent participation on an as if converted basis in such dividend or distribution.

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

      For management reporting purposes, the Company organizes software license revenues into five groups: call center, contact center integration, workforce management, customer self service and other. The following presents net revenues for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Software license:
Call Center (ACD)	$28,960	$34,970	$53,521
Contact Center Integration	12,004	22,448	26,561
Workforce Management	20,381	18,636	17,077
Customer Self Service (IVR)	7,474	5,306	3,457
Other	2,642	1,477	5,915

Total software license	71,461	82,837	106,531
Hardware:	42,981	65,791	77,294
Services:
Software license updates and product support	216,313	205,744	206,127
Professional services and education	33,093	41,689	55,821

Total services:	249,406	247,433	261,948

Total consolidated	$363,848	$396,061	$445,773

Note 17:	Restructuring Charges

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

      The consolidation of facilities costs component of the restructuring accrual includes rent of unoccupied facilities, net of expected sublease income of $1.4 million, and write-offs of abandoned internal use software assets. The Company revised its estimate of future facility related obligations and increased the accrual by approximately $4 million in 2003 due to an increase in the estimate of the period of time necessary to sublet abandoned facilities as a result of the then-current real estate market conditions. The remaining accrual balance relates primarily to facilities identified in the 2001 restructurings and will be paid over the next six years.

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

      On May 20, 2003, Electronic Data Systems Corporation, or EDS, made a demand for arbitration with the American Arbitration Association in connection with the Master Services Agreement entered into with the Company and EDS in December 2000 where the Company outsourced certain IT needs to EDS. A dispute arose between the Company and EDS over the services and charges to be performed and paid under the Master Services Agreement and the Company terminated the Master Services Agreement for EDS’s breach of the agreement. EDS alleges that the Company breached the Master Services Agreement and implied warranties associated with the Master Services Agreement, and committed fraud and engaged in negligent misrepresentation in inducing EDS to enter into the Master Services Agreement and that EDS is entitled to approximately $26 million in damages plus reasonable attorneys’ fees. On June 11, 2003, we filed our answer and counterclaims in which we denied every allegation made by EDS, denied that EDS is owed any amount in damages, and counterclaimed that EDS breached the Master Services Agreement, committed fraud in inducing us to not terminate for cause the Master Services Agreement earlier, engaged in fraudulent and unfair business practices and therefore we are entitled to damages, restitution and disgorgement in an amount of approximately $4 million to be proven in the arbitration. The arbitration hearing concluded on March 5, 2004. Final briefing by the parties is scheduled to be completed by April 5, 2004, and a decision from the arbitrator is expected on or before May 5, 2004.

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

Directors

      The names of our directors, their ages, and certain other information about them as of March 15, 2004 are set forth below:

			Director
Name of Director	Age	Principal Occupation	Since

Barry M. Ariko	58	Chief Executive Officer and President, Mirapoint, Inc.	2002
Donald P. Casey	57	Consultant; former President and Chief Operating Officer, Exodus Communications, Inc.	2001
Norman A. Fogelsong	52	General Partner, Institutional Venture Partners	1985
John W. Peth	55	President and Chief Executive Officer, Business Resource Group	1992
A. Barry Rand	59	Interim Chairman of the Board of Directors; Chairman and Chief Executive Officer, Equitant Limited	2003
Robert F. Smith	41	Managing Principal, Vista Equity Partners, LLC	2003
Thomas Weatherford	57	Consultant; former Executive Vice President and Chief Financial Officer, Business Objects S.A.	2004
David B. Wright	54	Executive Vice President, EMC Corporation and President, LEGATO Software Division	2001

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

      Mr. Smith has been a director since January 2003. Mr. Smith is the Managing Principal Partner of Vista Equity Partners, which he founded in 2000. From 1994 to 2000, Mr. Smith was the Vice President and Co-Head of the Enterprise Systems and Storage for Goldman Sachs. Prior to that, he was the Technical Supervisor in the Food Service Division at Kraft General Foods, responsible for product, equipment and process development. Mr. Smith also currently serves on the boards of several privately held companies.

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

Executive Officers of the Company

      The names of our executive officers, their ages and certain other information about them as of March 15, 2004 are set forth below:

Name	Age	Position

Gary E. Barnett	50	President and Chief Executive Officer
Gary A. Wetsel	58	Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer
James J. Flatley	44	President, Worldwide Sales and Services

      Executive officers serve at the discretion of the Board of Directors.

      Mr. Barnett has served as our President and Chief Executive Officer since February 2004 and has served as an executive officer since April 2000. In August 2003, Mr. Barnett was appointed by the Board of Directors as our Interim President and Chief Executive Officer and in January 2004 was appointed by the Board of Directors as the President and Chief Executive Officer. He has previously served as Executive Vice President, Products and Chief Technology Officer, Executive Vice President eCRM Applications, Senior Vice President eCRM Applications, Vice President, Portal & Enterprise Applications Division and Vice President Portal Software Division. Prior to joining Aspect, Mr. Barnett was a founding engineer at Octel Communications. He left Octel to become a founding engineer at Aspect in 1985. In 1987, Mr. Barnett left Aspect to found and lead Prospect Software, Inc., a provider of computer-telephony integration products, and returned to Aspect in 1996 when we acquired Prospect.

      Mr. Wetsel has served as our Executive Vice President, Finance, Chief Financial Officer, and Chief Administrative Officer since April 2002. Prior to joining Aspect, Mr. Wetsel served as Chief Financial Officer at Zhone Technologies, a telecommunications vendor, from 2000 to 2002. From 1998 to 2000, Mr. Wetsel served as Chief Executive Officer of WarpSpeed Communications. From 1996 to 1998, Mr. Wetsel was Executive Vice President and Chief Operating Officer at Wyse Technology. Earlier, from 1994 to 1996, Mr. Wetsel was President, Chief Executive Officer, and Director of Borland International. Prior to joining Borland, Mr. Wetsel was Chief Financial Officer at Octel Communications from 1990 to 1994. Mr. Wetsel is a member of the Board of Directors of Blue Martini Software, Inc.

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

Director Compensation

      Nonemployee directors are currently compensated for their service to the Company as follows:

1. They are reimbursed for out-of-pocket travel expenses associated with their attendance at Board meetings.

2. Each director receives an annual retainer fee, payable quarterly. During 2003, the amount of the annual retainer fee was $24,000. Directors are given the choice of receiving their annual retainer fee either in cash or in shares of our common stock under the Directors Annual Retainer Compensation Plan (the Retainer Plan). Each director who elects to receive the retainer in stock also receives a cash payment in an amount equal to 20% of the value of stock received in payment of his retainer fee. This compensation structure was designed to induce the Company’s directors to accept payment in stock and to help offset the tax liability associated with the stock grant.

3. Under our 1998 Directors’ Stock Option Plan (the Directors’ Option Plan), nonemployee directors are eligible to receive automatic grants of options to purchase our common stock. During 2003, newly appointed nonemployee directors received options to purchase 24,000 shares of common stock upon joining the Board of Directors. In addition, directors who had served on our Board for at least six months as of August 31st received an automatic grant of an option to purchase 6,000 shares of our common stock on that date. All options under the Directors’ Option Plan have an exercise price equal to the fair market value of our common stock on the date of grant, vest as to 25% of the shares subject to the option on each of the first four anniversaries of the grant date, and provide for full acceleration of vesting on certain change of control and other corporate transactions involving Aspect.

In late 2003, after reviewing market compensation data for members of public company boards of directors, as well as the amount of time and effort that the Aspect directors are devoting to their Board service, the Board of Directors approved certain changes effective January 1, 2004 to the compensation structure for Aspect’s nonemployee directors. The Board approved increasing the annual directors’ retainer fee from $24,000 to $30,000 and adopted retainer fee payments for Board committee service as follows: the Chair of the Audit Committee will receive an annual retainer of $15,000; each member of the Audit Committee will receive an annual retainer fee of $10,000; the Chairs of the Compensation and Nominating Committees will each receive an annual retainer of $7,500; and members of the Compensation and Nominating Committees will each receive an annual retainer of $5,000. These committee fees are in addition to the general $30,000 annual retainer fee that each nonemployee director receives and are intended to compensate members for the significant additional time and effort required for participation on our Board committees. In order to encourage our directors to increase their ownership of Aspect common stock, the Board approved providing directors the choice of receiving payment of the new committee fees in cash or stock under our Retainer Plan, subject to shareholder approval of certain amendments to that plan.

      In addition, the Board of Directors approved, subject to approval of our shareholders, increasing the number of shares of common stock subject to options granted under our Directors’ Option Plan as follows: the initial grant made to new nonemployee directors upon joining our Board increased from 24,000 to 30,000 shares of common stock, and the annual grant to nonemployee directors meeting certain eligibility criteria increased from 6,000 to 20,000 shares of common stock. The Board of Directors also approved the granting to each current nonemployee director an option to purchase 6,000 shares of common stock, subject to and effective upon approval of our shareholders.

      Following the departure of Beatriz Infante, our former Chief Executive Officer and Chair of our Board of Directors, and the appointment of Gary Barnett as interim Chief Executive Officer, each in August 2003, the Board determined it appropriate to appoint Barry Rand as Interim Chairman of the Board of Directors to oversee Board functions. Mr. Rand holds this role indefinitely until his successor is appointed or elected. After reviewing market compensation data, as well as considering the responsibilities and duties that he would be assuming as Interim Chairman, the Board approved payment of a special retainer fee to Mr. Rand in an amount equal to $80,000 per year, payable quarterly, effective third quarter 2003. This special retainer fee is in addition to the other retainer fees to which he is entitled as described above. In order to encourage Mr. Rand to increase his ownership of Aspect common stock, the Board approved permitting Mr. Rand to elect payment of this special retainer fee in cash or stock under the Retainer Plan, subject to shareholder approval of certain amendments to that plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s common stock as of March 15, 2004, with respect to:

•	each person who is known by us to beneficially own 5% or more of our common stock,

•	each of our directors,

•	each of our named executive officers, and

•	all of our directors and executive officers as a group.

      The percentages shown below are based on 80,641,101 shares outstanding at March 15, 2004 and assume conversion of the Series B convertible preferred stock. Except as otherwise noted, the address of each person listed in the table is care of Aspect Communications Corporation, 1320 Ridder Park Drive, San Jose, California 95131-2312.

	Shares Beneficially
	Owned(1)
5% Shareholders, Directors, Nominees for Director, Named Executive Officers, and Directors and
Executive Officers as a Group	Number		Percent

Vista Equity Fund II, L.P(2)	22,222,222	(a)	27.6	%(a)
150 California Street, 19th Floor San Francisco, CA 94111
Columbia Wanger Asset Management, L.P(3)	4,967,800		6.2%
227 West Monroe Street, Suite 3000 Chicago, IL 60606
Barry M. Ariko(4)	13,500		*
Donald P. Casey(5)	41,370		*
Norman A. Fogelsong(6)	1,395,226		1.7%
John W. Peth(7)	70,677		*
A. Barry Rand(8)	10,671		*
Robert F. Smith(9)	22,232,893		27.6%
Thomas Weatherford	—		—
David B. Wright(10)	35,780		*
Gary E. Barnett(11)	445,643		*
Gary A. Wetsel(12)	235,727		*
James J. Flatley(13)	87,500		—
Beatriz V. Infante(14)	406,289		*
Rod Butters	69,791		*
All directors and executive officers as a group (11 persons)(15)	24,568,987		30.5%

*	Less than 1% of our outstanding common stock.

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(2)	Represents common stock currently issuable upon conversion of the 50,000 shares of Series B convertible preferred stock held by Vista, which shares of common stock are deemed to be beneficially owned by Vista. The 50,000 shares of Series B convertible preferred stock held by Vista represent 100% of the authorized, issued and outstanding shares of Series B convertible preferred stock.

(3)	Columbia Wanger Asset Management, L.P., WAM Acquisition GP, Inc. and Columbia Acorn Trust together have voting and dispositive power over 4,967,800 shares owned. This information is based solely on information as of December 31, 2003, set forth in a Schedule 13G dated February 12, 2004, as filed by Columbia Wanger Asset Management, L.P. with the Securities and Exchange Commission.

(4)	Represents shares issuable pursuant to options that are exercisable by Mr. Ariko within 60 days of March 15, 2004.

(5)	Includes 22,500 shares issuable pursuant to options that are exercisable by Mr. Casey within 60 days of March 15, 2004.

(6)	Includes 1,124,226 shares held by the Fogelsong Family Trust. Also includes 245,000 shares held of record by Institutional Venture Partners VII, L.P. and 5,000 shares held of record by Institutional Venture Management VII, for which Mr. Fogelsong works as a venture capitalist, as to which Mr. Fogelsong disclaims beneficial ownership except to the extent of his pecuniary interest therein. Also includes 21,000 shares issuable pursuant to options that are exercisable by Mr. Fogelsong within 60 days of March 15, 2004.

(7)	Includes 21,000 shares issuable pursuant to options that are exercisable by Mr. Peth within 60 days of March 15, 2004.

(8)	Includes 6,000 shares issuable pursuant to options that are exercisable by Mr. Rand within 60 days of March 15, 2004.

(9)	Includes 6,000 shares issuable pursuant to options that are exercisable by Mr. Smith within 60 days of March 15, 2004. Also includes 22,222,222 shares of common stock held by Vista. Mr. Smith is the managing member of VEFIIGP, an entity which acts as the general partner for Vista and which entity may be deemed the beneficial owner of such shares of common stock. Mr. Smith disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein.

(10)	Includes 22,500 shares issuable pursuant to options that are exercisable by Mr. Wright within 60 days of March 15, 2004.

(11)	Includes 355,893 shares issuable pursuant to options that are exercisable by Mr. Barnett within 60 days of March 15, 2004.

(12)	Includes 220,727 shares issuable pursuant to options that are exercisable by Mr. Wetsel within 60 days of March 15, 2004.

(13)	Represents shares issuable pursuant to options that are exercisable by Mr. Flately within 60 days of March 15, 2004.

(14)	Includes 401,289 shares issuable pursuant to options that are exercisable by Ms. Infante within 60 days of March 15, 2004. Ms. Infante resigned as Chairman, President and Chief Executive Officer of the Company in August 2003 and resigned from the Company in October 2003. See “Certain Relationships and Management Agreements.”

(15)	Includes 776,620 shares issuable pursuant to options that are exercisable by all directors and executive officers within 60 days of March 15, 2004. Also includes shares beneficially owned by Vista (see footnotes (2) and (9) above) as a group assumes Vista’s shares of Series B preferred stock were converted to common stock as of March 15, 2004.

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

Number of
Securities
Remaining
	Number of	Weighted-	Available for
	Securities to be	Average	Future Issuance
	Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation
	Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,594,854	$9.82	7,009,783(2)
Equity compensation plans not approved by security holders(3)	7,660,998	$5.72	1,510,399

Total	10,255,852		8,520,182

(1)	Includes the following equity compensation plans:

•	The 1999 Equity Incentive Plan

•	The 1990 Employee Stock Purchase Plan (a plan intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended)

•	The 1989 Directors’ Plan (this plan expired by its terms in 1999; there will be no further grants or awards under this plan)

•	The 1998 Directors’ Stock Option Plan

•	The 1989 Employee Stock Option Plan (this plan expired by its terms in 1999; there will be no further grants or awards under this plan)

•	The Annual Retainer Compensation Plan.

      The number of securities reflected in Column(a) and the weighted-average exercise price in Column(b) do not include shares subject to outstanding rights to purchase shares under our 1990 Employee Stock Purchase Plan.

(2)	Includes 2,628,038 and 87,701 shares of common stock reserved and available for issuance as of December 31, 2003 under the 1990 Employee Stock Purchase Plan and the Annual Retainer Compensation Plan, respectively. On January 2, 2004, the Company issued 2,583 shares of common stock to directors pursuant to the Annual Retainer Compensation Plan.

(3)	Includes the following equity compensation plans:

•	The 1996 Employee Stock Option Plan

•	The 1997 Commerce Soft, Inc. Stock Plan

•	The 1997 PaKNet X Corporation Stock Plan

•	The 1992 VoiceTek Corporation Equity Incentive Plan

•	The 1996 VoiceTek Corporation Stock Option Plan.

•	The Newborn Stock Plan

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

      Newborn Stock Plan: The Plan provides for a one-time stock grant of ten shares of the Company’s common stock to each child born to or adopted by a regular full-time employee prior to December 31, 2003. This plan was terminated as of December 31, 2003 and no additional shares of common stock are reserved or will be issued under this plan.

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

3. Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation of the Registrant.(1)
3	.1a	Form of Certificate of Determination of Rights, Preference and Privileges of Series B Convertible Preferred Stock of Aspect Communications Corporation.(4)
3.2		Certificate of Determination of the Rights, Preferences and Privileges of the Series A Participating Preferred Stock, dated May 11, 1999.(2)
3.3		Bylaws of the Registrant, as amended to date.(1)
3.4		Certificate of Amendment to Registrant’s Articles of Incorporation dated September 24, 1999.(1)
3.5		Certificate of Amendment to Registrant’s Articles of Incorporation dated February 3, 2003.
4	.1a	Preferred Stock Purchase Agreement dated as of November 14, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(4)
4	.1b	Amendment to the Preferred Stock Purchase Agreement dated as of November 22, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(5)
4	.1c	Letter Agreement, dated as of January 21, 2003, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(6)
4.4		Preferred Shares Rights Agreement dated May 11, 1999.(2)
10.1		Form of Registration Rights Agreement dated as of November 14, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(4)
10	.2a	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective January 22, 1991.(3)
10	.2b	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective May 20, 1993.(3)
10	.3a	1989 Directors’ Stock Option Plan and forms of option agreements thereunder.(3)
10	.3b	1998 Directors’ Stock Option Plan, as amended.(1)
10	.4a	1990 Employee Stock Purchase Plan and form of subscription agreement thereunder, as amended, effective July 1, 1991.(1)
10	.4b	1996 Employee Stock Option Plan, as amended.(1)
10.6		Form of Stock Bonus Agreement for the Registrant’s Newborn Stock Bonus Program.(3)
10.7		Form of Indemnification Agreement.(3)
10.39		Lease Agreement between the Registrant and Spieker Partners, dated October 1,1990, as amended.(1)
10	.39a	Amendment Number One to the Lease Agreement between the Registrant and Spieker Partners, dated October 1, 1990.(1)

Exhibit
Number		Description

10	.39b	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated August 1, 1993.(1)
10	.39c	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated October 1, 1993.(1)
10	.39d	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P., dated July 12, 1995.(1)
10	.39e	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P. dated July 12, 1995.(1)
10.55		Agreement of Purchase and Sale between the Registrant and Arrow Electronics, Inc., dated April 22, 1996.(1)
10	.56a	Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of January 1, 1998.(1)
10	.56b	Amendment to Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of January 1, 2003.
10.71		Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.(1)†
10.80		Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.(1)†
10	.82a	Employment Agreement between the Registrant and Donald P. Casey, dated January 30, 2001.(1)†
10	.83a	Board Agreement between the Registrant and David B. Wright, dated February 15, 2001.(1)†
10	.83b	Comerica Bank Credit Agreement, dated June 19, 2001.(1)
10.84		Consulting Agreement between the Registrant and Barry Ariko, dated November 29, 2001(1)
10.86		Fremont Loan Agreement, dated September 28, 2001(1)
10.87		Amendments to the Comerica Bank Credit Agreement, dated November 13, 2001 and December 26, 2001(1)
10.92		Credit Agreement dated as of August 9, 2002 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent and certain other banks.(1)
10.93		Employment Agreement between the Registrant and Gary Wetsel dated April 1, 2002.(1)†
10.94		Severance Agreement between the Registrant and Rod Butters dated March 3, 2003.(1)†
10.96		Amendment No. 1 to the Credit Agreement dated as of March 27, 2003 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent.(1)
10	.98a	Separation Agreement and Mutual Release dated as of September 26, 2003 between the Registrant and Beatriz Infante.(1)†
10.101		Letter Agreement dated as of August 12, 2003 between the Registrant and Fremont Bank regarding an amendment to the Loan and Security Agreement dated September 28, 2001.(1)
14.1		Code of Ethics for Financial Managers
16.1		Deloitte & Touche letter dated September 25,2002.(7)
21.1		Subsidiaries of the Registrant — Jurisdiction of Incorporation.
23	.1a	Independent Auditors’ Consent of KPMG LLP.
23	.1b	Independent Auditors Consent of Deloitte & Touche LLP
24.1		Power of Attorney (see page 84).
31.1		Gary E. Barnett’s Certification pursuant to 13a-14(a) as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2		Gary A. Wetsel’s Certification pursuant to 13a-14(a) as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.1	Gary E. Barnett’s Certification pursuant to 18. U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes- Oxley Act of 2002.
32.1	Gary A. Wetsel’s Certification pursuant to 18. U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes- Oxley Act of 2002

(1)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K’s or Form 10-Q’s or to the exhibits to the Registrant’s previously filed Form S-8’s.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed June 25, 1999.

(3)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-33994), which became effective on April 30, 1990.

(4)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed November 20, 2002.

(5)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed December 4, 2002.

(6)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed January 24, 2003.

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed September 26, 2002.

†	Management compensatory plan, contract or arrangement.

      (b) Reports on Form 8-K

      The Company filed two reports on Form 8-K during the quarter ended December 31, 2003 as follows:

Date	Item Reported On

October 16, 2003	Item 12. On October 16, 2003, the Company announced its earnings results for the third quarter of 2003.
October 31, 2003	Item 12. On October 31, 2003, the Company filed a current report relating to an October 2003 presentation.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 22, 2004 , on its behalf by the undersigned, thereunto duly authorized.

ASPECT COMMUNICATIONS CORPORATION

By:	/s/ GARY A. WETSEL

Gary A. Wetsel,
Executive Vice President, Finance, Chief Financial Officer and Chief Administration Officer

POWER OF ATTORNEY

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

* (Gary E. Barnett)	President and Chief Executive Officer (Principal Executive Officer)	March 22, 2004

/s/ GARY A. WETSEL (Gary A. Wetsel)	Executive Vice President Finance, Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	March 22, 2004

* (Barry M. Ariko)	Director	March 22, 2004

* (Donald P. Casey)	Director	March 22, 2004
* (Norman A. Fogelsong)	Director	March 22, 2004

* (John W. Peth)	Director	March 22, 2004

(A. Barry Rand)	Director	March 22, 2004

* (Robert F. Smith)	Director	March 22, 2004

* (Thomas Weatherford)	Director	March 22, 2004

* (David B. Wright)	Director	March 22, 2004

/s/ GARY A. WETSEL (Gary A. Wetsel) (Attorney-in-Fact)

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation of the Registrant.(1)
3	.1a	Form of Certificate of Determination of Rights, Preference and Privileges of Series B Convertible Preferred Stock of Aspect Communications Corporation.(4)
3.2		Certificate of Determination of the Rights, Preferences and Privileges of the Series A Participating Preferred Stock, dated May 11, 1999.(2)
3.3		Bylaws of the Registrant, as amended to date.(1)
3.4		Certificate of Amendment to Registrant’s Articles of Incorporation dated September 24, 1999.(1)
3.5		Certificate of Amendment to Registrant’s Articles of Incorporation dated February 3, 2003.
4	.1a	Preferred Stock Purchase Agreement dated as of November 14, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(4)
4	.1b	Amendment to the Preferred Stock Purchase Agreement dated as of November 22, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(5)
4	.1c	Letter Agreement, dated as of January 21, 2003, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(6)
4.4		Preferred Shares Rights Agreement dated May 11, 1999.(2)
10.1		Form of Registration Rights Agreement dated as of November 14, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(4)
10	.2a	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective January 22, 1991.(3)
10	.2b	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective May 20, 1993.(3)
10	.3a	1989 Directors’ Stock Option Plan and forms of option agreements thereunder.(3)
10	.3b	1998 Directors’ Stock Option Plan, as amended.(1)
10	.4a	1990 Employee Stock Purchase Plan and form of subscription agreement thereunder, as amended, effective July 1, 1991.(1)
10	.4b	1996 Employee Stock Option Plan, as amended.(1)
10.6		Form of Stock Bonus Agreement for the Registrant’s Newborn Stock Bonus Program.(3)
10.7		Form of Indemnification Agreement.(3)
10.39		Lease Agreement between the Registrant and Spieker Partners, dated October 1,1990, as amended.(1)
10	.39a	Amendment Number One to the Lease Agreement between the Registrant and Spieker Partners, dated October 1, 1990.(1)
10	.39b	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated August 1, 1993.(1)
10	.39c	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated October 1, 1993.(1)
10	.39d	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P., dated July 12, 1995.(1)
10	.39e	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P. dated July 12, 1995.(1)
10.55		Agreement of Purchase and Sale between the Registrant and Arrow Electronics, Inc., dated April 22, 1996.(1)
10	.56a	Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of January 1, 1998.(1)
10	.56b	Amendment to Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of January 1, 2003.
10.71		Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.(1)†

Exhibit
Number		Description

10.80		Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.(1)†
10	.82a	Employment Agreement between the Registrant and Donald P. Casey, dated January 30, 2001.(1)†
10	.83a	Board Agreement between the Registrant and David B. Wright, dated February 15, 2001.(1)†
10	.83b	Comerica Bank Credit Agreement, dated June 19, 2001.(1)
10.84		Consulting Agreement between the Registrant and Barry Ariko, dated November 29, 2001(1)
10.86		Fremont Loan Agreement, dated September 28, 2001(1)
10.87		Amendments to the Comerica Bank Credit Agreement, dated November 13, 2001 and December 26, 2001(1)
10.92		Credit Agreement dated as of August 9, 2002 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent and certain other banks.(1)
10.93		Employment Agreement between the Registrant and Gary Wetsel dated April 1, 2002.(1)†
10.94		Severance Agreement between the Registrant and Rod Butters dated March 3, 2003.(1)†
10.96		Amendment No. 1 to the Credit Agreement dated as of March 27, 2003 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent.(1)
10	.98a	Separation Agreement and Mutual Release dated as of September 26, 2003 between the Registrant and Beatriz Infante.(1)†
10.101		Letter Agreement dated as of August 12, 2003 between the Registrant and Fremont Bank regarding an amendment to the Loan and Security Agreemented dated September 28, 2001.(1)
14.1		Code of Ethics for Financial Managers
16.1		Deloitte & Touche letter dated September 25,2002.(7)
21.1		Subsidiaries of the Registrant — Jurisdiction of Incorporation.
23	.1a	Independent Auditors’ Consent of KPMG LLP.
23	.1b	Independent Auditors Consent of Deloitte & Touche LLP
24.1		Power of Attorney (see page 84).
31.1		Gary E. Barnett’s Certification pursuant to 13a-14(a) as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2		Gary A. Wetsel’s Certification pursuant to 13a-14(a) as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1		Gary E. Barnett’s Certification pursuant to 18. U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
32.1		Gary A. Wetsel’s Certification pursuant to 18. U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K’s or Form 10-Q’s or to the exhibits to the Registrant’s previously filed Form S-8’s.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed June 25, 1999.

(3)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-33994), which became effective on April 30, 1990.

(4)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed November 20, 2002.

(5)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed December 4, 2002.

(6)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed January 24, 2003.

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed September 26, 2002.

†	Management compensatory plan, contract or arrangement.