Form 10-K/A
period 2003-12-31
ASPECT COMMUNICATIONS CORP
filed 2004-04-27
CIK 779390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 2

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

      The number of shares of the Registrant’s Common Stock outstanding as of June 30, 2003, was 53,702,344.

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

      We depend on certain critical components such as certain server computers, integrated circuits, power supplies, connectors and plastic housings in the production of our products. Some of these components are obtained only from single suppliers and only in limited quantities, although we have taken steps to mitigate the risk presented by our dependence on limited suppliers and quantities, including by purchasing quantities of these components that we believe will meet anticipated needs and by designing our products in a way that would allow us to modify our products if necessary to accommodate alternate supplier components.

Competition

      The contact center market in which we operate, which includes ACD, IVR, CTI, workforce management and reporting and analytics vendors, is intensely competitive and rapidly changing.

      Product lines with which we compete in the ACD, IVR and CTI portion of the market include those of diversified communications equipment companies such as Avaya; Cisco Systems; Genesys, a subsidiary of Alcatel; Intervoice; Nortel Networks and Siemens.

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

Intellectual Property

      We rely on a combination of patent, trademark, copyright and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We file patent applications to protect inventions and improvements that are significant to the development of our business. As of January 31, 2004, we held 96 issued United States patents and a lesser number of issued foreign patents and have pending 54 United States patent applications and a lesser number of corresponding foreign patent applications that cover various components of our technology. Our United States issued patents expire on dates ranging from 2004 through 2022. There can be no assurance that any of the claims in the pending applications will be allowed, that any issued patents will be upheld, that competitors will not circumvent our patents, or that any patents or licenses will provide competitive advantages for us or our products. Historically, the revenues we have generated from the licensing of our patent portfolio have not been material, although the portfolio continues to support our hardware and software revenue generation efforts.

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

      Despite our efforts to protect our intellectual property, we cannot assure you that the steps we take will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. The laws of many countries do not protect proprietary technology to as great an extent as do the laws of the United States. Moreover, the market for our products is subject to rapid technological change and therefore we also believe that factors such as the technological and creative skills of our personnel and new product developments and enhancements are essential to establishing and maintaining a technology leadership position. Accordingly, although we believe our patent portfolio is valuable to our business generally, we do not view any particular patent or patents we possess as particularly significant to our business.

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

      On May 20, 2003, Electronic Data Systems Corporation, or EDS, made a demand for arbitration with the American Arbitration Association in connection with the Master Services Agreement entered into by us and EDS in December 2000 in which we outsourced certain of our IT needs to EDS. A dispute arose between us and EDS over the services and charges to be performed and paid under the Master Services Agreement and we terminated the Master Services Agreement for EDS’s breach of the agreement. EDS alleges that we breached the Master Services Agreement and implied warranties associated with the Master Services Agreement, and committed fraud and engaged in negligent misrepresentation in inducing EDS to enter into the Master Services Agreement. EDS claims that it is entitled to approximately $18.5 million in damages. On June 11, 2003, we filed our answer and counterclaims in which we denied every allegation made by EDS, denied that EDS is owed any amount in damages, and counterclaimed that EDS breached the Master Services Agreement, committed fraud in inducing us to not terminate for cause the Master Services Agreement earlier, engaged in fraudulent and unfair business practices. We claim that we are entitled to damages, restitution and disgorgement in an amount of approximately $6 million. The arbitration hearing concluded on March 5, 2004. Final briefing by the parties has been completed, and a decision from the arbitrator is expected on or before May 6, 2004.

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

The Current Economic Environment

      The economic climate in which we operate has been difficult over the last three years, and capital spending has decreased dramatically, while we believe that the rate of decline in our revenues from 2001 to 2003 was generally comparable to that of the market in which we operate. This climate has had a pronounced effect on our ability to generate new license fees, as IT budgets have been frozen and large capital expenditures like those required to purchase some of our products have been quite limited, with senior executive approval required in many cases. Additionally, competition for these more limited sales opportunities has increased, and we have seen intense price competition both for new licenses and for support services.

      Many companies increased their capital spending on communications and computing products such as ours from the late 1990s to 2000 partially as a result of their preparation for the highly-publicized “Year 2000 bug.” The Year 2000 concern resulted in a technology product upgrade cycle to replace products that were either deemed not to be Year 2000 compliant or would not be cost-effective to upgrade to be Year 2000 compliant. We believe that demand for our products returned to “pre-Year 2000 levels”, like products of many other technology companies, once this upgrade cycle was completed in 2000.

      We believe the general downturn in the economy since 2001 caused many of our customers’ revenues to decline and therefore caused them to defer, reduce or cut entirely their capital spending on contact centers. Moreover, some customers have combined or closed their contact centers in order to reduce expenses, which further contributed to the decline in our revenues. As with many competing technology products, some customers are price sensitive with respect to contact center products due to the negative economic conditions they are experiencing and therefore demand more features at a lower price as the technology evolves, which may lead to downward pricing pressures across our industry.

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

      Workforce adjustments: We reduced our workforce substantially in 2001 and 2002 and made further reductions in 2003; our full-time headcount at December 31, 2000 was 2,740, at December 31, 2001 was 1,842, at December 31, 2002 was 1,391 and at December 31, 2003 was 1,291. As a result of our workforce adjustments, direct employee costs declined from $230 million in 2000, to $219 million in 2001, to $160 million in 2002, to $140 million in 2003.

      Facilities consolidation: We shut down and consolidated facilities in the United Kingdom, Nashville, Tennessee, Chelmsford, Massachusetts and San Jose, California in an effort to streamline our operations and reduce overhead expenses. As a result of our facilities consolidation and associated facilities restructuring charge in 2001, we recognized $8 million of annual savings in facilities expenses beginning in 2002.

      Outsourcing of manufacturing: While historically we engaged in some of our manufacturing efforts internally, we made the strategic decision to outsource substantially all of our manufacturing operations in late 2001. By outsourcing our manufacturing operations, we shifted our manufacturing to a more variable cost structure that leveraged our outsourced manufacturers’ economies of scale from purchasing volumes while substantially reducing our fixed costs associated with manufacturing. Our manufacturing fixed costs declined from $12.3 million in 2001 to $9.6 million in 2002 to $6.0 million in 2003, primarily due to headcount reductions from 93 manufacturing employees in 2001 to 30 manufacturing employees in 2003. Our variable costs associated with manufacturing declined during this period principally as a result of lower hardware sales volume.

      Renegotiation of contracts: We renegotiated a variety of supply contracts and license arrangements to reduce the aggregate payments or to extend the period of time for payments we would be required to make. As a result of renegotiating supply contracts in IT and telecommunications, we reduced spending by $3 million in 2002 and an additional $13 million in 2003. Two license arrangements involving embedded software in our products were renegotiated in the fourth quarter of 2003 that will provide a lower cost per unit going forward.

Significant Financial Events in 2003

      During 2003, we generated $99 million in cash flow from operations, completed a private placement of preferred stock which generated net proceeds of $43 million and repaid $129 million of convertible subordinated debenture liabilities. In addition, we substantially lowered our days sales outstanding represented in our accounts receivable.

Sources of Revenues

      Our product revenues are derived from license fees for software products and, to a lesser extent, sales of hardware products. With respect to our product revenues, in each of the past three years a limited number of product lines, including call center hardware and software, workforce management, customer self service and contact center integration products, have accounted for substantially all our product revenues. We also generate a substantial portion of our revenues from fees for services complementing such products, including software license updates and product support (maintenance), installation, professional consulting and education. We typically license our products on a per user basis with the price per user varying based on the selection of products licensed. Our software license updates and support fees are generally based on the level of support selected and the number of users licensed to use our products. Our professional service fees are generally based on a fixed price or time and materials basis. Our education services are generally billed on a per person basis.

      We currently expect that services and support revenues will continue to account for a significant portion of our revenues for the foreseeable future.

      To date, revenues from license fees have been derived from direct sales of software products to end users through our direct sales force and to a lesser extent from our channel and other alliance partners. Our ability to achieve revenue growth and improved operating margins, as well as increased worldwide sales, in the future will depend in large part upon our success in expanding and maintaining these indirect sales channels worldwide.

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

      Our allowance for doubtful accounts balance was $11.8 million in 2002 as compared to $6.0 million in 2001. This increase was primarily due to the aging of customer maintenance renewal accounts resulting from control weaknesses in our support billing process. These weaknesses included a lack of attention to customer billing preferences, billings not being prepared on a timely basis and poor follow-up on aged accounts. In late 2002, we added additional controls to our support billing and collections process, including more proactive customer correspondence to reduce billing disputes, greater customization of billing practices to suit customer preferences, improvements to our maintenance renewal billing process, and additional internal control procedures relating to customer purchase orders and credit evaluations. We also hired more experienced collections personnel and allocated additional employee time to collection efforts to improve the collection process. As a result of these process improvements and success in our dispute resolution efforts, we collected $1.2 million of previously specifically reserved receivables and significantly improved our aging which contributed to a $12 million year-over-year reduction in bad debt expense in 2003, our allowance for doubtful accounts decreased to $4.8 million in 2003 as compared to $11.8 million in 2002, and our days sales outstanding decreased significantly during both 2003 and 2002. We will continue to monitor our allowance for doubtful accounts balances in relation to the subsequent actual cash collections from customers to identify any increases or decreases that are necessary to accurately reflect our net accounts receivable balances.

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

      Software license revenues declined by 14% to $71 million in 2003 as compared to $83 million in 2002 and 22% in 2002 from $107 million in 2001. Hardware revenues declined by 35% to $43 million in 2003 as compared to $66 million in 2002 and 15% in 2002 from $77 million in 2001. The decrease in software license and hardware revenues was primarily due to the continuing economic downturn experienced in both 2003 and 2002. The fluctuation in the rate of decline in software and hardware revenues was a result of shifts in the product mix between hardware and software. Over the last several years, we have moved to selling more solutions with more functionality embodied in software as opposed to hardware. At the same time, customers have slowed purchases of ACD hardware systems, which generally perform satisfactorily over relatively long periods of time, and instead invested in improving the efficiency and functionality of their existing systems through the application of additional software solutions, such as those we sell. In addition, as a result of the continued worldwide economic downturn, customers remained reluctant to increase capital spending on information technology.

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

      Gross software license margin. Cost of software license revenues includes fees paid to various third parties, amortization of intangible assets and intangible asset impairment charges of $2 million, $38 million and $0 in 2003, 2002, and 2001, respectively. The combined charges related to the amortization and impairment of intangible assets represented 11%, 59%, and 5% of net software license revenue in 2003, 2002, and 2001, respectively. During the third quarter of 2002, we identified indicators of impairment of acquired intangible assets relating to previous acquisitions. These indicators included the deterioration in the business outlook, changes in strategic plans and revised future anticipated net cash flows for certain acquired intangible assets. We then compared these future net cash flows to the respective carrying amounts attributable to the acquired intangible assets and determined that an impairment existed. In addition, intangible assets amortization expense was $5 million, $11 million and $5 million for 2003, 2002 and 2001. Amortization expense in 2002 increased from 2001 due to the classification of certain amortization expense to cost of software license revenues in 2002, while in 2001 such costs were classified as research and development expense. Amortization expense decreased in 2003 from 2002 due to the effect of the $38 million impairment recorded in 2002 and the related amortization.

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

      Selling, general and administrative, or SG&A, expenses consist primarily of employee salaries and benefits, commissions, facilities, information technology costs and administrative support. SG&A decreased by 29% in 2003 mainly due to continued workforce reduction representing a cost savings of $11 million, reduced facilities costs of $6 million due to restructuring of leased facilities, reductions in other spending costs such as savings in travel of $3 million, recruiting costs of $2 million, marketing of $3 million and office and maintenance expense of $3 million. The decrease in travel, recruiting, marketing and office and maintenance expense for 2003 was related to our ongoing efforts to control costs and reduce our discretionary spending in light of reduced revenues and our reduced workforce. For example, we limited the amount of, and the spending allowances for, business travel, resulting in fewer and more economic business trips. In addition, we had limited recruiting needs and, when recruiting was necessary, we made an effort to internally source candidates. In addition, depreciation and amortization expense decreased by $4 million in 2003. Bad debt expense decreased by $12 million in 2003 which was the result of the collection of previously reserved receivables and improvement of receivables aging. SG&A expenses as a percentage of net revenues were 29% in 2003 and 38% in 2002. We anticipate that SG&A expenses in absolute dollars will remain relatively flat in 2004.

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

      On February 13, 2004, we entered into a $100 million revolving credit facility with a number of financial institutions led by Comerica Bank, which is also administrative agent, and The CIT Group/Business Credit, Inc., which is also collateral agent. This credit facility amended and restated our prior $50 million credit facility with Comerica Bank entered into on August 9, 2002, which prior facility is described below. It eliminated the prior facility’s borrowing base requirements and other related restrictions. The revolver has a three-year term and is secured by substantially all of our assets, including the stock of our significant subsidiaries. We can select interest options for advances based on the prime rate or eurocurrency rates, which include margins that are subject to quarterly adjustment. The revolver includes a $10 million sub-line for issuance of stand-by letters of credit. Mandatory prepayment and reduction of the facility is required in the amount of 100% of permitted asset sales over $1 million annually and 100% of the proceeds of future debt issuances, subject to certain exclusions. The revolver can be used for working capital, general corporate purposes and the financing of capital expenditures. The credit agreement includes customary representations and warranties and covenants. The financial covenants include minimum EBITDA, minimum liquidity ratio, minimum fixed charge coverage ratio, maximum total debt to EBITDA ratio and minimum tangible effective net worth tests, defined as follows:

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

      The preceding financial covenants are applicable to the quarter ending March 31, 2004 and all quarters thereafter. The definitions of the terms for these financial covenants can be found in the Amended and Restated Credit Agreement filed as Exhibit 10.102 hereto.

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

RISK FACTORS

      Before you invest in any of our securities, you should be aware of various risks to which we may be subject, including those described below. The following risks and uncertainties may have a material and adverse effect on our business, financial condition or results of operations. You should carefully consider these risks and uncertainties, together with all of the other information included or incorporated by reference in this prospectus before you decide whether to purchase any of our common stock. If any of the material risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment.

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

      The market for our products and services is subject to rapid technological change and new product introductions. Current competitors or new market entrants have in the past developed, and may in the future develop, new, proprietary products with features that have adversely affected or could in the future adversely affect the competitive position of our products. We may not successfully anticipate market demand for new products or services or introduce them in a timely manner.

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

      We have in the past and continue to be involved in litigation for a variety of matters. Any claims brought against us will likely have a financial impact, potentially affecting the market performance of our common stock, generating costs associated with the disruption of business and diverting management’s attention. We are currently involved in a binding arbitration proceeding with Electronic Data Systems Corporation, or EDS, in which EDS is seeking $18.5 million in damages and we are counterclaiming for our damages of approximately $6 million. There can be no assurance as to the outcome of this arbitration. In addition, there has been extensive litigation regarding patents and other intellectual property rights in our industry, and we are periodically notified of such claims by third parties. We have been sued in the past for alleged patent infringement. We expect that software product developers and providers of software in markets similar to ours will increasingly be subject to infringement claims or demands for infringement indemnification as the number of products and competitors in our industry grows and the functionality of products overlap. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention, cause product delays and have an adverse effect on our revenues and operating results. If any of our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our products, which may not be available on terms acceptable to us or at all. Moreover, even if we negotiate license agreements with a third party, future disputes with such parties are possible. If we are unable to resolve an intellectual property dispute through a license, settlement or successful litigation, we would be subject to pay damages and be prevented from making, using or selling certain products or services. In the future, we could become involved in other types of litigation, such as shareholder lawsuits for alleged violations of securities laws, claims by employees, and product liability claims.

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

/S/ KPMG LLP

Mountain View, California

January 22, 2004, except as to the fourth paragraph of Note 9 and Note 21, which are as of February 13, 2004, and the second paragraph of Note 19, which is as of April 5, 2004

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

      Principally all of the Company’s revenue transactions are considered software arrangements subject to the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and EITF 03-05, Applicability of AICPA SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software. The Company’s software arrangements generally include non-software elements, such as hardware, in which the software is essential to the functionality of the non-software elements. The Company infrequently enters into transactions that do not involve software. These transactions are subject to the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, and EITF 00-21 Revenue Arrangements with Multiple Deliverables.

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

Impairments

      During 2003, the Company recorded an impairment charge of $2 million related to a software license agreement that had been identified as having no future viability within the Company’s product line. The charge was recorded within cost of software license revenues.

      During the third quarter of 2002, the Company recorded a total impairment charge of $39 million. Of this charge, $38 million related to acquired technology from the acquisitions of Voicetek Corporation (Voicetek) and PakNetX Corporation (PakNetX) and was recorded within cost of revenues. The remaining approximately $1 million related to customer base and sales channels acquired and was recorded within selling, general and administrative expenses.

      The Voicetek acquired technology intangible asset primarily related to technology used in the Customer Self Service (CSS) product. In September 2002, the Company made a strategic decision to discontinue the use of the Voicetek technology in the next version of CSS. The Company revised the projected cash flows related to the Voicetek acquired technology, assuming that no revenues would be generated from this technology after the expected date of release of the next version of CSS. Based on these revised cash flow projections, the Company determined that the entire net carrying value of the Voicetek acquired technology intangible asset of $12 million was impaired during the third quarter of 2002.

      The PakNetX acquired technology intangible asset primarily related to technology used in the Internet Protocol Contact Suite (IPCS) product. In September 2002, the Company made a strategic decision to discontinue using the PakNetX technology and replace it with internally developed software. As a result of this action, the Company revised the projected cash flows related to the PakNetX acquired technology, assuming that minimal revenues would be generated from this technology in the future. Based on these revised cash flow projections, the Company determined that the entire net carrying value of the PakNetX acquired technology intangible asset of $26 million was impaired during the third quarter of 2002.

Amortization

      Amortization expense of intangible assets including those for which an impairment charge was taken, except goodwill and assembled workforce, was $5 million, $13 million and $17 million for 2003, 2002 and 2001, respectively. The amortization expense related to the intangible assets written off during the third quarter of 2002 was $8 million and $12 million for 2002 and 2001, respectively.

      As of the date of each acquisition, the Company’s primary intended use for the Voicetek and PakNetX acquired technology intangible assets was for research and development purposes. Accordingly, the amortization of these intangible assets is included in research and development costs for the year ended December 31, 2001. The Voicetek core technology was used in the development of a significant next generation CSS product as well as other interactive voice response (IVR) technologies. Upon the release of a product named IVR eSchedule Planner in December 2001, the Company had no significant research and development projects related to the Voicetek technology and the carrying value of the intangible asset was recoverable from projected cash flows of existing products, primarily CSS. The PakNetX core technology was integrated within the IPCS product. The IPCS product was released for general customer availability in the fourth quarter 2001, at which time the carrying value of the respective intangible asset was recoverable from projected cash flows of IPCS. As a result of these developments, in January 2002, Company determined that the primary intended use of these intangible assets had shifted to supporting completed products that were generating revenues. Accordingly, the amortization and impairments of the Voicetek and PakNetX acquired technology intangible assets are included in cost of software license revenues for the year ended December 31, 2002.

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

      On May 20, 2003, Electronic Data Systems Corporation, or EDS, made a demand for arbitration with the American Arbitration Association in connection with the Master Services Agreement entered into with the Company and EDS in December 2000 where the Company outsourced certain IT needs to EDS. A dispute arose between the Company and EDS over the services and charges to be performed and paid under the Master Services Agreement and the Company terminated the Master Services Agreement for EDS’s breach of the agreement. EDS alleges that the Company breached the Master Services Agreement and implied warranties associated with the Master Services Agreement, and committed fraud and engaged in negligent misrepresentation in inducing EDS to enter into the Master Services Agreement. EDS claims that it is entitled to approximately $18.5 million in damages. On June 11, 2003, we filed our answer and counterclaims in which we denied every allegation made by EDS, denied that EDS is owed any amount in damages, and counterclaimed that EDS breached the Master Services Agreement, committed fraud in inducing us to not terminate for cause the Master Services Agreement earlier, engaged in fraudulent and unfair business practices. We claim that we are entitled to damages, restitution and disgorgement in an amount of approximately $6 million. The arbitration hearing concluded on March 5, 2004. Final briefing by the parties has been completed, and a decision from the arbitrator is expected on or before May 6, 2004.

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

Directors

      The names of our directors, their ages, and certain other information about them as of March 31, 2004 are set forth below:

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

      Messrs. Ariko, Casey, Fogelsong and Smith comprise the Compensation Committee of the Board. Messrs. Peth, Rand, Weatherford and Wright comprise the Audit Committee of the Board. Messrs. Casey, Fogelsong, Peth and Smith comprise the Nominating Committee of the Board.

      Mr. Ariko has been a director since January 2002. Since November 2003, Mr. Ariko has been President and Chief Executive Officer of Mirapoint, Inc., a private company manufacturing messaging systems. From May 2001 to October 2003, he performed independent consulting on software distribution strategies and operations. From January 2000, until it was acquired by Peregrine Systems in May 2001, he served as Chairman, Chief Executive Officer and President of Extricity, Inc., a provider of software for the management of inter-company transactions and workflow. Before joining Extricity, Mr. Ariko served as Senior Vice President of America Online, Inc., which had acquired Netscape Communications Corp., where he was Executive Vice President and Chief Operating Officer with primary responsibility for the enterprise software business since August 1998. From April 1994 to August 1998, Mr. Ariko was Executive Vice President in charge of the Americas operations for Oracle Corporation and was a member of the Executive Management Committee. Mr. Ariko is a member of the Board of Directors of Autonomy Systems Ltd. and Incyte Genomics, Inc.

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

Executive Officers of the Company

      The names of our executive officers, their ages and certain other information about them as of March 31, 2004 are set forth below:

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

      The following table presents compensation paid by the Company for services rendered during fiscal years ended December 31, 2003, 2002 and 2001 for (i) all persons serving as the Company’s Chief Executive Officer (CEO) during the year ended December 31, 2003, (ii) the two most highly compensated executive officers (other than the CEO) serving at the end of the last fiscal year whose salary plus bonus exceeded $100,000 in fiscal 2003 and (iii) one former executive officer who would have been included in the category described in subsection (ii) had he still been executive officers of the Company at the end of fiscal 2003 (the group of five individuals collectively referred to hereinafter as the “Named Executive Officers”).

Summary Compensation Table

				Long-Term
				Compensation
				Awards

	Annual Compensation			Securities
				Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options	Compensation

Gary E. Barnett(1)	2003	$341,188	$212,000	100,000	—
President and Chief Executive	2002	$355,538	$1,000	95,000	—
Officer	2001	$342,050	—	125,000	—
Gary A. Wetsel(2)	2003	$341,288	$162,000	100,000	$2,535
Executive Vice President,	2002	$255,064	$135,000	350,000	—
Finance, Chief Financial Officer, and	2001	—	—	—	—
Chief Administrative Officer
James J. Flatley(3)	2003	$242,023	$130,000	350,000	—
President, Worldwide Sales and	2002	—	—	—	—
Services	2001	—	—	—	—
Beatriz V. Infante(4)	2003	$451,525	—	224,000	$109,038
Former Chairman, President, and	2002	$410,548	—	224,000	—
Chief Executive Officer	2001	$450,483	—	—	$5,100
Rod Butters(5)	2003	$100,708	—	100,000	$227,164
Former Group President,	2002	$342,457	$2,117	95,000	—
World Wide Market Development,	2001	$342,050	—	200,000	$3,498
Sales and Services

(1)	Mr. Barnett joined the Company on October 21, 1996. Mr. Barnett was appointed Interim President and Chief Executive Officer effective August 2003 and was elected President and Chief Executive Officer effective February 2004.

(2)	Mr. Wetsel joined the Company and became an executive officer on April 1, 2002. All Other Compensation amount disclosed for Mr. Wetsel in 2003 consists of executive expense reimbursement for personal tax preparation.

(3)	Mr. Flatley joined the Company and became an executive officer on April 23, 2003. His annual salary is $350,000.

(4)	Ms. Infante transitioned as Chairman, President and Chief Executive Officer in August 2003 and resigned from the Company in October 2003. The All Other Compensation amount disclosed for Ms. Infante in 2003 consists of $109,038 in severance payments. The All Other Compensation amount disclosed for Ms. Infante in 2001 consists of $5,100 of Company contributions under the Company’s 401(k) Plan. See “Certain Relationships and Management Agreements.”

(5)	Mr. Butters became an executive officer on April 6, 2000. Mr. Butters resigned as the Company’s Group President, World Wide Market Development, Sales and Services in February 2003 and resigned from the Company in March 2003. The All Other Compensation amount disclosed for Mr. Butters in 2003 consists of $227,164 in severance payments. The All Other Compensation amount disclosed for Mr. Butters in 2001 consists of $3,498 of Company contributions under the Company’s 401(k) Plan. See “Certain Relationships and Management Agreements.”

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

      In late 2003, after reviewing market compensation data for members of public company boards of directors, as well as the amount of time and effort that the Aspect directors are devoting to their Board service, the Board of Directors approved certain changes effective January 1, 2004 to the compensation structure for Aspect’s nonemployee directors. The Board approved increasing the annual directors’ retainer fee from $24,000 to $30,000 and adopted retainer fee payments for Board committee service as follows: the Chair of the Audit Committee will receive an annual retainer of $15,000; each other member of the Audit Committee will receive an annual retainer fee of $10,000; the Chairs of the Compensation and Nominating Committees will each receive an annual retainer of $7,500; and the other members of the Compensation and Nominating Committees will each receive an annual retainer of $5,000 for each committee on which they serve. These committee fees are in addition to the general $30,000 annual retainer fee that each nonemployee director receives and are intended to compensate members for the significant time and effort required for participation on our Board committees. In order to encourage our directors to increase their ownership of Aspect common stock, the Board approved providing directors the choice of receiving payment of the new committee fees in cash or stock under our Retainer Plan, subject to shareholder approval of certain amendments to that plan.

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

      Following the departure of Beatriz Infante, our former Chief Executive Officer and Chair of our Board of Directors, and the appointment of Gary Barnett as interim Chief Executive Officer, each in August 2003, the Board determined it appropriate to appoint Barry Rand as Interim Chairman of the Board of Directors to oversee Board functions. Mr. Rand holds this role indefinitely until his successor is appointed or elected. After reviewing market compensation data, as well as considering the responsibilities and duties that he would be assuming as Interim Chairman, the Board approved payment of a special retainer fee to Mr. Rand in an amount equal to $80,000 per year, payable quarterly, effective the third quarter of 2003. This special retainer fee is in addition to the other retainer fees to which he is entitled as described above. In order to encourage

Mr. Rand to increase his ownership of Aspect common stock, the Board approved permitting Mr. Rand to elect payment of this special retainer fee in cash or stock under the Retainer Plan, subject to shareholder approval of certain amendments to that plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s common stock as of March 31, 2004, with respect to:

•	each person who is known by us to beneficially own 5% or more of our common stock,

•	each of our directors,

•	each of our Named Executive Officers, and

•	all of our directors and executive officers as a group.

      The percentages shown below are based on 80,710,788 shares outstanding at March 31, 2004 and assume conversion of the Series B convertible preferred stock. Except as otherwise noted, the address of each person listed in the table is care of Aspect Communications Corporation, 1320 Ridder Park Drive, San Jose, California 95131-2312.

	Shares Beneficially
	Owned(1)
5% Shareholders, Directors Nominees for Director, Named Executive Officers, and Directors and
Executive Officers as a Group	Number	Percent

Vista Equity Fund II, L.P.(2)	22,222,222	27.5%
150 California Street, 19th Floor San Francisco, CA 94111
Columbia Wanger Asset Management, L.P.(3)	4,926,800	6.1%
227 West Monroe Street, Suite 3000 Chicago, IL 60606
Barry M. Ariko(4)	13,500	*
Donald P. Casey(5)	41,370	*
Norman A. Fogelsong(6)	1,395,226	1.7%
John W. Peth(7)	70,677	*
A. Barry Rand(8)	10,671	*
Robert F. Smith(9)	22,232,893	27.5%
Thomas Weatherford	—	—
David B. Wright(10)	35,780	*
Gary E. Barnett(11)	452,519	*
Gary A. Wetsel(12)	237,811	*
James J. Flatley(13)	94,791	*
Beatriz V. Infante(14)	406,289	*
Rod Butters	—	—
All directors and executive officers as a group (11 persons)(15)	24,585,238	30.5%

*	Less than 1% of our outstanding common stock.

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(2)	Represents common stock currently issuable upon conversion of the 50,000 shares of Series B convertible preferred stock held by Vista, which shares of common stock are deemed to be beneficially owned by Vista. The 50,000 shares of Series B convertible preferred stock held by Vista represent 100% of the authorized, issued and outstanding shares of Series B convertible preferred stock.

(3)	WAM Acquisition GP, Inc., the general partner of Columbia Wanger Asset Management, L.P., shares voting and dispositive power with Columbia Wanger Asset Management, L.P. with respect to all shares owned. Additionally, Columbia Acorn Trust, series designated Columbia Acorn Fund shares voting and dispositive power with regard to 3,959,000 shares held; Columbia Acorn Trust, series designated Columbia Acorn USA shares voting and dispositive power with regard to 100,000 shares held; Wanger Advisors Trust, series designated Wanger U.S. Smaller Companies Fund shares voting and dispositive power with regard to 837,800 shares held; and Northeastern University shares voting and dispositive power with regard to 30,000 shares held.

(4)	Represents shares issuable pursuant to options that are exercisable by Mr. Ariko within 60 days of March 31, 2004.

(5)	Includes 22,500 shares issuable pursuant to options that are exercisable by Mr. Casey within 60 days of March 31, 2004.

(6)	Includes 1,124,226 shares held by the Fogelsong Family Trust. Also includes 250,000 shares held of record by Institutional Venture Partners VII, L.P., for which Mr. Fogelsong works as a venture capitalist, as to which Mr. Fogelsong disclaims beneficial ownership except to the extent of his pecuniary interest therein. Also includes 21,000 shares issuable pursuant to options that are exercisable by Mr. Fogelsong within 60 days of March 31, 2004.

(7)	Includes 21,000 shares issuable pursuant to options that are exercisable by Mr. Peth within 60 days of March 31, 2004.

(8)	Includes 6,000 shares issuable pursuant to options that are exercisable by Mr. Rand within 60 days of March 31, 2004.

(9)	Includes 6,000 shares issuable pursuant to options that are exercisable by Mr. Smith within 60 days of March 31, 2004. Also includes 22,222,222 shares of common stock held by Vista. Mr. Smith is the managing member of VEFIIGP, an entity which acts as the general partner for Vista and which entity may be deemed the beneficial owner of such shares of common stock. Mr. Smith disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein.

(10)	Includes 22,500 shares issuable pursuant to options that are exercisable by Mr. Wright within 60 days of March 31, 2004.

(11)	Includes 362,769 shares issuable pursuant to options that are exercisable by Mr. Barnett within 60 days of March 31, 2004.

(12)	Includes 222,811 shares issuable pursuant to options that are exercisable by Mr. Wetsel within 60 days of March 31, 2004.

(13)	Represents shares issuable pursuant to options that are exercisable by Mr. Flately within 60 days of March 31, 2004.

(14)	Includes 401,289 shares issuable pursuant to options that are exercisable by Ms. Infante within 60 days of March 31, 2004. Ms. Infante resigned as Chairman, President and Chief Executive Officer of the Company in August 2003 and resigned from the Company in October 2003. See “Certain Relationships and Management Agreements.”

(15)	Includes 792,871 shares issuable pursuant to options that are exercisable by all directors and executive officers within 60 days of March 31, 2004. Also includes shares beneficially owned by Vista (see footnotes (2) and (9) above) as a group assumes Vista’s shares of Series B preferred stock were converted to common stock as of March 31, 2004.

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

(2)	Includes 2,628,038 and 87,701 shares of common stock reserved and available for issuance as of December 31, 2003 under the 1990 Employee Stock Purchase Plan and the Annual Retainer Compensation Plan, respectively. On January 2, 2004, the Company issued 2,583 shares of common stock to directors pursuant to the Annual Retainer Compensation Plan.

(3)	Includes the following equity compensation plans:

•	The 1996 Employee Stock Option Plan

•	The 1997 Commerce Soft, Inc. Stock Plan

•	The 1997 PaKNetX Corporation Stock Plan

•	The 1992 VoiceTek Corporation Equity Incentive Plan

•	The 1996 VoiceTek Corporation Stock Option Plan

•	The Newborn Stock Plan

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

      The Company has entered into various agreements with its executive officers. Pursuant to the terms of Change of Control Agreements with the Company, each of Messrs. Barnett, Flatley and Wetsel are entitled to certain benefits in the event their employment is terminated without cause or is constructively terminated during the period beginning three months prior to a change of control of the Company and ending thirteen months following a change of control. Specifically, if their employment was involuntarily terminated under these circumstances, these officers would be entitled to continue to receive payment of their regular base salary plus annual target bonus and medical benefits for up to 18 months following such termination, as well as full acceleration of the vesting of their stock options or restricted stock holdings. Under the agreements, the Company would have the right to cease payment of these benefits in certain cases where the officer violated his or her obligations to refrain from soliciting employees or customers of the Company or from competing with the Company. If the benefits under these agreements are triggered, the Company will take a compensation charge with respect to the changes made to the officers’ stock options. These agreements, which were renewed in February 2004, have one-year terms which would automatically extend in certain circumstances.

James J. Flatley

      In April 2003, Mr. James J. Flatley was hired as President, Worldwide Sales and Service. Mr. Flatley’s agreement provides for a base salary of $350,000, a guaranteed annual bonus of $50,000 for the first two years of his employment, paid in quarterly installments of $12,500, and an annual cash bonus targeted at $212,000, of which $106,000 is guaranteed during the first year and paid in two equal portions, the first after six months and the second after twelve months of employment. In addition, the Company agreed that it will issue Mr. Flatley on his one-year anniversary of employment an option to purchase 200,000 shares of the Company’s Common Stock with an exercise price equal to the fair market value of our common stock on such date (as reported in the Wall Street Journal) assuming mutually agreed upon objectives are met.

Severance Agreements

Beatriz Infante

      In February 2003, the Company entered into an employment agreement with Beatriz Infante to provide her with certain benefits in the event her employment was terminated without cause or was constructively terminated other than in connection with a change of control. Such benefits included the payment of base salary and annual target bonus for eighteen months, COBRA payments for up to eighteen months and acceleration of all outstanding stock options, exercisable in eighteen equal monthly installments. Ms. Infante transitioned from the Company in August 2003. In September 2003, the Company and Ms. Infante entered into a Separation Agreement and Mutual Release providing for the benefits as provided for in the February 2003 agreement. The Company has the right under her agreement to cease payment of benefits in the event Ms. Infante violates her non-solicit or non-compete obligations. The Company took a compensation charge in the third quarter of 2003 with respect to the changes made to Ms. Infante’s stock options and severance amounts paid to her, which was most of the charge.

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

      Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the audit and non-audit services pre-approved in the fourth quarter 2003 by our Audit Committee to be performed by KPMG LLP, our external auditor. Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee, other than de minimum non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC. During fiscal 2003, the Audit Committee pre-approved the following non-audit services anticipated to be performed by KPMG LLP: 1) statutory audits, 2) 404 compliance audit work, and 3) tax consulting related to transfer pricing.

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

3. Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation of the Registrant.(1)
3	.1a	Form of Certificate of Determination of Rights, Preference and Privileges of Series B Convertible Preferred Stock of Aspect Communications Corporation.(4)
3.2		Certificate of Determination of the Rights, Preferences and Privileges of the Series A Participating Preferred Stock, dated May 11, 1999.(2)
3.3		Bylaws of the Registrant, as amended to date.(1)
3.4		Certificate of Amendment to Registrant’s Articles of Incorporation dated September 24, 1999.(1)
3.5		Certificate of Amendment to Registrant’s Articles of Incorporation dated February 3, 2003.
4	.1a	Preferred Stock Purchase Agreement dated as of November 14, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(4)
4	.1b	Amendment to the Preferred Stock Purchase Agreement dated as of November 22, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(5)
4	.1c	Letter Agreement, dated as of January 21, 2003, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(6)
4.4		Preferred Shares Rights Agreement dated May 11, 1999.(2)
10.1		Form of Registration Rights Agreement dated as of November 14, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(4)
10	.2a	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective January 22, 1991.(3)
10	.2b	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective May 20, 1993.(3)
10	.3a	1989 Directors’ Stock Option Plan and forms of option agreements thereunder.(3)
10	.3b	1998 Directors’ Stock Option Plan, as amended.(1)
10	.4a	1990 Employee Stock Purchase Plan and form of subscription agreement thereunder, as amended, effective July 1, 1991.(1)
10	.4b	1996 Employee Stock Option Plan, as amended.(1)
10.6		Form of Stock Bonus Agreement for the Registrant’s Newborn Stock Bonus Program.(3)
10.7		Form of Indemnification Agreement.(3)
10.39		Lease Agreement between the Registrant and Spieker Partners, dated October 1,1990, as amended.(1)
10	.39a	Amendment Number One to the Lease Agreement between the Registrant and Spieker Partners, dated October 1, 1990.(1)

Exhibit
Number		Description

10	.39b	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated August 1, 1993.(1)
10	.39c	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated October 1, 1993.(1)
10	.39d	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P., dated July 12, 1995.(1)
10	.39e	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P. dated July 12, 1995.(1)
10.55		Agreement of Purchase and Sale between the Registrant and Arrow Electronics, Inc., dated April 22, 1996.(1)
10	.56a	Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of January 1, 1998.(1)
10	.56b	Amendment to Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of January 1, 2003.
10.71		Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.(1)†
10.80		Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.(1)†
10	.82a	Employment Agreement between the Registrant and Donald P. Casey, dated January 30, 2001.(1)†
10	.83a	Board Agreement between the Registrant and David B. Wright, dated February 15, 2001.(1)†
10	.83b	Comerica Bank Credit Agreement, dated June 19, 2001.(1)
10.84		Consulting Agreement between the Registrant and Barry Ariko, dated November 29, 2001(1)
10.86		Fremont Loan Agreement, dated September 28, 2001(1)
10.87		Amendments to the Comerica Bank Credit Agreement, dated November 13, 2001 and December 26, 2001(1)
10.92		Credit Agreement dated as of August 9, 2002 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent and certain other banks.(1)
10.93		Employment Agreement between the Registrant and Gary Wetsel dated April 1, 2002.(1)†
10.94		Severance Agreement between the Registrant and Rod Butters dated March 3, 2003.(1)†
10.96		Amendment No. 1 to the Credit Agreement dated as of March 27, 2003 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent.(1)
10	.98a	Separation Agreement and Mutual Release dated as of September 26, 2003 between the Registrant and Beatriz Infante.(1)†
10.101		Letter Agreement dated as of August 12, 2003 between the Registrant and Fremont Bank regarding an amendment to the Loan and Security Agreement dated September 28, 2001.(1)
10.102		Amended and Restated Credit Agreement dated February 13, 2004 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent and certain other banks.(7)
14.1		Code of Ethics for Financial Managers
16.1		Deloitte & Touche letter dated September 25,2002.(8)
21.1		Subsidiaries of the Registrant — Jurisdiction of Incorporation.
23	.1a	Independent Auditors’ Consent of KPMG LLP.
23	.1b	Independent Auditors Consent of Deloitte & Touche LLP
24.1		Power of Attorney (see page 84).
31.1		Gary E. Barnett’s Certification pursuant to 13a-14(a) as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

31.2	Gary A. Wetsel’s Certification pursuant to 13a-14(a) as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1	Gary E. Barnett’s Certification pursuant to 18. U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes- Oxley Act of 2002.
32.1	Gary A. Wetsel’s Certification pursuant to 18. U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes- Oxley Act of 2002

(1)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K’s or Form 10-Q’s or to the exhibits to the Registrant’s previously filed Form S-8’s.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed June 25, 1999.

(3)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-33994), which became effective on April 30, 1990.

(4)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed November 20, 2002.

(5)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed December 4, 2002.

(6)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed January 24, 2003.

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed April 21, 2004.

(8)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed September 26, 2002.

†	Management compensatory plan, contract or arrangement.

      (b) Reports on Form 8-K

      The Company filed two reports on Form 8-K during the quarter ended December 31, 2003 as follows:

Date	Item Reported On

October 16, 2003	Item 12. On October 16, 2003, the Company announced its earnings results for the third quarter of 2003.
October 31, 2003	Item 12. On October 31, 2003, the Company filed a current report relating to an October 2003 presentation.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 26, 2004, on its behalf by the undersigned, thereunto duly authorized.

ASPECT COMMUNICATIONS CORPORATION

By:	/s/ GARY A. WETSEL

Gary A. Wetsel,
Executive Vice President, Finance, Chief Financial Officer and Chief Administration Officer

POWER OF ATTORNEY

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

* (Gary E. Barnett)	President and Chief Executive Officer (Principal Executive Officer)	April 26, 2004

/s/ GARY A. WETSEL (Gary A. Wetsel)	Executive Vice President Finance, Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	April 26, 2004

* (Barry M. Ariko)	Director	April 26, 2004

* (Donald P. Casey)	Director	April 26, 2004
* (Norman A. Fogelsong)	Director	April 26, 2004

* (John W. Peth)	Director	April 26, 2004

(A. Barry Rand)	Director

* (Robert F. Smith)	Director	April 26, 2004

* (Thomas Weatherford)	Director	April 26, 2004

* (David B. Wright)	Director	April 26, 2004

/s/ GARY A. WETSEL (Gary A. Wetsel) (Attorney-in-Fact)

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation of the Registrant.(1)
3	.1a	Form of Certificate of Determination of Rights, Preference and Privileges of Series B Convertible Preferred Stock of Aspect Communications Corporation.(4)
3.2		Certificate of Determination of the Rights, Preferences and Privileges of the Series A Participating Preferred Stock, dated May 11, 1999.(2)
3.3		Bylaws of the Registrant, as amended to date.(1)
3.4		Certificate of Amendment to Registrant’s Articles of Incorporation dated September 24, 1999.(1)
3.5		Certificate of Amendment to Registrant’s Articles of Incorporation dated February 3, 2003.
4	.1a	Preferred Stock Purchase Agreement dated as of November 14, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(4)
4	.1b	Amendment to the Preferred Stock Purchase Agreement dated as of November 22, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(5)
4	.1c	Letter Agreement, dated as of January 21, 2003, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(6)
4.4		Preferred Shares Rights Agreement dated May 11, 1999.(2)
10.1		Form of Registration Rights Agreement dated as of November 14, 2002, by and between Aspect Communications Corporation and Vista Equity Fund II, L.P.(4)
10	.2a	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective January 22, 1991.(3)
10	.2b	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective May 20, 1993.(3)
10	.3a	1989 Directors’ Stock Option Plan and forms of option agreements thereunder.(3)
10	.3b	1998 Directors’ Stock Option Plan, as amended.(1)
10	.4a	1990 Employee Stock Purchase Plan and form of subscription agreement thereunder, as amended, effective July 1, 1991.(1)
10	.4b	1996 Employee Stock Option Plan, as amended.(1)
10.6		Form of Stock Bonus Agreement for the Registrant’s Newborn Stock Bonus Program.(3)
10.7		Form of Indemnification Agreement.(3)
10.39		Lease Agreement between the Registrant and Spieker Partners, dated October 1,1990, as amended.(1)
10	.39a	Amendment Number One to the Lease Agreement between the Registrant and Spieker Partners, dated October 1, 1990.(1)
10	.39b	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated August 1, 1993.(1)
10	.39c	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated October 1, 1993.(1)
10	.39d	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P., dated July 12, 1995.(1)
10	.39e	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P. dated July 12, 1995.(1)
10.55		Agreement of Purchase and Sale between the Registrant and Arrow Electronics, Inc., dated April 22, 1996.(1)
10	.56a	Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of January 1, 1998.(1)
10	.56b	Amendment to Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of January 1, 2003.
10.71		Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.(1)†
10.80		Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.(1)†

Exhibit
Number		Description

10	.82a	Employment Agreement between the Registrant and Donald P. Casey, dated January 30, 2001.(1)†
10	.83a	Board Agreement between the Registrant and David B. Wright, dated February 15, 2001.(1)†
10	.83b	Comerica Bank Credit Agreement, dated June 19, 2001.(1)
10.84		Consulting Agreement between the Registrant and Barry Ariko, dated November 29, 2001(1)
10.86		Fremont Loan Agreement, dated September 28, 2001(1)
10.87		Amendments to the Comerica Bank Credit Agreement, dated November 13, 2001 and December 26, 2001(1)
10.92		Credit Agreement dated as of August 9, 2002 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent and certain other banks.(1)
10.93		Employment Agreement between the Registrant and Gary Wetsel dated April 1, 2002.(1)†
10.94		Severance Agreement between the Registrant and Rod Butters dated March 3, 2003.(1)†
10.96		Amendment No. 1 to the Credit Agreement dated as of March 27, 2003 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent.(1)
10	.98a	Separation Agreement and Mutual Release dated as of September 26, 2003 between the Registrant and Beatriz Infante.(1)†
10.101		Letter Agreement dated as of August 12, 2003 between the Registrant and Fremont Bank regarding an amendment to the Loan and Security Agreemented dated September 28, 2001.(1)
10.102		Amended and Restated Credit Agreement dated February 13, 2004 by and among the Registrant and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent.(7)
14.1		Code of Ethics for Financial Managers
16.1		Deloitte & Touche letter dated September 25, 2002.(8)
21.1		Subsidiaries of the Registrant — Jurisdiction of Incorporation.
23	.1a	Independent Auditors’ Consent of KPMG LLP.
23	.1b	Independent Auditors Consent of Deloitte & Touche LLP
24.1		Power of Attorney (see page 84).
31.1		Gary E. Barnett’s Certification pursuant to 13a-14(a) as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2		Gary A. Wetsel’s Certification pursuant to 13a-14(a) as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1		Gary E. Barnett’s Certification pursuant to 18. U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
32.1		Gary A. Wetsel’s Certification pursuant to 18. U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K’s or Form 10-Q’s or to the exhibits to the Registrant’s previously filed Form S-8’s.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed June 25, 1999.

(3)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-33994), which became effective on April 30, 1990.

(4)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed November 20, 2002.

(5)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed December 4, 2002.

(6)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed January 24, 2003.

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed April 21, 2004.

(8)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed September 26, 2002.

†	Management compensatory plan, contract or arrangement.