Form 10-Q
period 2004-03-31
ASPECT COMMUNICATIONS CORP
filed 2004-05-10
CIK 779390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

Yes ☑            No ☐

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 58,488,566 at March 31, 2004.

ASPECT COMMUNICATIONS CORPORATION

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts — unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$78,918	$75,653
Short-term investments	116,081	88,339
Accounts receivable, net	39,062	39,561
Inventories	5,607	6,176
Other current assets	20,663	19,145

Total current assets	260,331	228,874
Property and equipment, net	66,225	68,599
Intangible assets, net	4,480	5,223
Goodwill, net	2,707	2,707
Other assets	5,528	5,182

Total assets	$339,271	$310,585

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$143	$1,732
Accounts payable	6,590	4,936
Accrued compensation and related benefits	19,518	17,773
Other accrued liabilities	56,568	64,790
Deferred revenues	63,407	50,200

Total current liabilities	146,226	139,431
Long term borrowings	40,013	39,436
Other long-term liabilities	9,219	11,021

Total liabilities	195,458	189,888
Redeemable convertible preferred stock, $0.01 par value: 2,000,000 shares authorized, 50,000 outstanding.	35,817	33,681
Shareholders’ equity:
Common stock, $0.01 par value: 200,000,000 shares authorized, shares outstanding: 58,488,566 at March 31, 2004 and 56,959,444 at December 31, 2003, respectively	585	570
Additional paid-in capital	239,825	232,199
Accumulated other comprehensive income	449	548
Accumulated deficit	(132,863)	(146,301)

Total shareholders’ equity	107,996	87,016

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$339,271	$310,585

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data — unaudited)

	Three months ended March 31,
	2004	2003
Net revenues:
Software license	$16,605	$14,952
Hardware	11,530	9,165
Services:
Software license updates and product support	54,257	52,304
Professional services and education	9,095	7,987

Services	63,352	60,291

Total net revenues	91,487	84,408

Cost of revenues:
Cost of software license revenues	2,280	3,636
Cost of hardware revenues	8,331	8,977
Cost of services revenues	25,239	27,024

Total cost of revenues	35,850	39,637

Gross margin	55,637	44,771
Operating expenses:
Research and development	11,360	13,035
Selling, general and administrative	26,539	24,670

Total operating expenses	37,899	37,705

Income from operations	17,738	7,066
Interest income	757	917
Interest expense	(1,127)	(2,751)
Other income (expense)	316	68

Net income before income taxes	17,684	5,300
Provision for income taxes	2,110	1,247

Net income before cumulative effect of change in accounting principle	15,574	4,053
Cumulative effect of change in accounting principle	—	(777)

Net income	15,574	3,276
Accrued preferred stock dividend and accretion of redemption premium	(1,779)	(1,274)
Amortization of beneficial conversion feature	(357)	(265)

Net income attributable to common shareholders	$13,438	$1,737

Basic and diluted earnings per share attributable to common shareholders before cumulative effect of change in accounting principle (See Note 8)	$0.17	$0.04
Cumulative effect of change in accounting principle	$—	$(0.01)

Basic and diluted earnings per share attributable to common shareholders	$0.17	$0.02

Weighted average shares outstanding, basic and diluted	57,740	53,315

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands-unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$15,574	$3,276
Reconciliation of net income to cash provided by operating activities:
Depreciation	6,105	6,431
Amortization of intangible assets and deferred stock compensation	743	1,390
Loss on disposal of property	9	—
Loss on extinguishment of debt	—	17
Loss on short-term investment, net	267	—
Cumulative effect of change in accounting principle	—	777
Non-cash interest expense on debentures	—	1,804
Deferred taxes	—	14
Changes in operating assets and liabilities:
Accounts receivable, net	206	9,734
Inventories	507	(2,998)
Other current assets and other assets	(732)	(3,285)
Accounts payable	1,658	203
Accrued compensation and related benefits	1,741	(377)
Other accrued liabilities	(10,177)	(9,835)
Deferred revenues	13,078	11,408

Cash provided by operating activities	28,979	18,559

Cash flows from investing activities:
Purchase of investments	(61,054)	(55,266)
Proceeds from sales and maturities of investments	33,317	47,468
Property and equipment purchases	(3,827)	(1,047)

Cash used in investing activities	(31,564)	(8,845)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	7,642	898
Proceeds from issuance of preferred stock, net	—	43,736
Payments on capital lease obligations	(33)	(179)
Proceeds from borrowings	40,000	—
Payments on borrowings	(40,979)	(1,730)
Payments on financing costs	(1,053)	—
Payments on repurchase of convertible debentures	—	(5,612)

Cash provided by financing activities	5,577	37,113

Effect of exchange rate changes on cash and cash equivalents	273	(132)

Net increase in cash and cash equivalents	3,265	46,695

Cash and cash equivalents:
Beginning of period	75,653	66,051

End of period	$78,918	$112,746

Supplemental disclosure of cash flow information:
Cash paid for interest	$643	$764
Cash paid for income taxes	$2,967	$235
Supplemental schedule of non-cash investing and financing activities:
Accrued preferred stock dividend and amortization of redemption premium	$1,779	$1,274
Amortization of beneficial conversion feature	$357	$265
Beneficial conversion feature	$—	$17,583

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K/A.

Note 2: Stock Based Compensation

     As of March 31, 2004 the Company had four active stock option plans used as a part of employee compensation and one active employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts).

SFAS No. 123

	Three months ended March 31,
	2004	2003
Net income attributable to common shareholders as reported	$13,438	$1,737
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2,228)	(2,234)
Add back: Amortization of deferred stock compensation	—	118

Pro forma net income (loss) attributable to common shareholders	$11,210	$(379)

Basic and diluted income per share:
As reported	$0.17	$0.02
Pro forma	$0.14	$(0.01)

Note 3: Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$3,467	$3,512
Work in progress	219	6
Finished goods	1,921	2,658

Total inventories	$5,607	$6,176

Note 4: Other Current Assets

     Other current assets consist of (in thousands):

	March 31,	December 31,
	2004	2003
Prepaid expenses	$14,999	$10,749
Other receivables	2,471	2,278
Restricted cash	3,193	6,118

Total other current assets	$20,663	$19,145

Note 5: Product Warranties

     The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product, geographic location of its sale and other factors. The Company accrues for estimated product warranty claims for certain customers based primarily on historical experience of actual warranty claims as well as current information on repair costs. Accrued warranty costs as of March 31, 2004 were immaterial. Most customers purchase extended warranty contracts, which are accounted for under FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

     The Company also indemnifies its customers against claims that its products infringe certain copyrights, patents or trademarks, or incorporate misappropriated trade secrets. The Company has not been subject to any material infringement claims by customers in the past and does not have any significant claims pending as of March 31, 2004.

Note 6: Other Accrued Liabilities

     Other accrued liabilities consist of (in thousands):

	March 31,	December 31,
	2004	2003
Accrued sales and use taxes	$7,071	$8,066
Accrued restructuring	7,281	7,193
Accrued income taxes	15,485	16,817
Other accrued liabilities	26,731	32,714

Total	$56,568	$64,790

Note 7: Comprehensive Income

     Comprehensive income for the three months ended March 31 is calculated as follows (in thousands):

	Three months ended March 31,
	2004	2003
Net income attributable to common shareholders	$13,438	$1,737
Unrealized gain (loss) on investments, net	273	(22)
Accumulated translation adjustments, net	(372)	(131)

Total comprehensive income	$13,339	$1,584

Note 8: Earnings Per Share

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

     Basic earnings per share for the three months ended March 31, are calculated using the two-class method as follows (in thousands, except percentages and per share data):

Basic EPS — Two-Class Method

	Three months ended March 31,
	2004		2003
	Amount	EPS	Amount	EPS
Net income before cumulative effect of change in accounting principle	$15,574		$4,053
Preferred Stock dividend accretion and amortization	(2,136)		(1,539)

Net income attributable to common shareholders before cumulative effect of change in accounting principle	13,438		2,514
Amount allocable to common shareholders(1)	72.2%		75.8%

Rights to undistributed income before cumulative effect of change in accounting principle	$9,702	$0.17	$1,905	$0.04

Cumulative effect of change in accounting principle	$—		$(777)
Amount allocable to common shareholders(1)	72.2%		75.8%

Rights to undistributed cumulative effect of change in Accounting principle	$—	$—	$(589)	$(0.01)

Net income attributable to common shareholders	$13,438		$1,737
Amount allocable to common shareholders(1)	72.2%		75.8%

Rights to undistributed income	$9,702	$0.17	$1,316	$0.02

Weighted average common shares outstanding	57,740		53,420
Weighted average shares of restricted common stock	—		(105)

Basic weighted average common shares outstanding	57,740		53,315

(1) Weighted average common shares outstanding	57,740		53,315
Weighted average additional common shares assuming Conversion of Preferred Stock	22,222		17,037

Weighted average common equivalent shares assuming Conversion of Preferred Stock	79,962		70,352

Amount allocable to common shareholders	72.2%		75.8%

Diluted EPS

	Three months ended March 31,
	2004			2003
	Amount	EPS		Amount	EPS
Net income used to calculate diluted earnings per share	$13,438			$2,514
Preferred Stock dividend accretion and amortization	2,136			—

Net income before cumulative effect of change in accounting principle	$15,574			$2,514

Weighted average common shares outstanding	57,740			53,315
Dilutive effect of weighted average shares of restricted common stock	—			105
Dilutive effect of stock options	6,219			1,171
Dilutive effect of Preferred Stock assuming conversion	22,222			—

Diluted weighted average shares outstanding	86,181			54,591
Diluted earnings per share before cumulative effect of change in accounting principle		$0.18			$0.05

Cumulative effect of change in accounting principle		$—			$(0.01)

Diluted earnings per share attributable to common Shareholders		$0.18	*		$0.04	*

•	Diluted earnings per share cannot be greater than basic earnings per share. Therefore, reported diluted earnings per share and basic earnings per share for the three months ended March 31 were the same. The diluted earnings per share calculation for the three months ended March 31, 2003 excluded shares issuable from the convertible subordinated debentures, as the inclusion of these shares would have been anti-dilutive. For purposes of this computation, the Company used $47.08, the conversion price of subordinated debentures as of August 2003, to determine the dilution effect of convertible subordinated debentures.

     The Company had approximately 1 million and 8 million anti-dilutive stock options outstanding as of March 31, 2004 and 2003, respectively, that have been excluded from the diluted earnings per share calculations.

Note 9: Restructuring Charge

     In fiscal years 2002 and 2001, the Company reduced its workforce by 22% and 28%, respectively, and consolidated selected facilities in its continuing effort to better optimize operations. As of March 31, 2004, the total restructuring accrual was $15 million, of which, $7 million was a short-term liability recorded in other accrued liabilities, and $8 million was a long-term liability. Components of the restructuring accrual were as follows (in thousands):

			Other
	Severance and	Consolidation of	Restructuring
	Outplacement	Facilities Costs	Costs	Total
Balance at January 1, 2002	$2,157	$27,507	$101	$29,765
2002 provisions	7,120	1,744	—	8,864
2002 adjustments	(534)	14,074	—	13,540
2002 property write-downs	—	(1,744)	—	(1,744)
2002 payments	(7,459)	(21,622)	—	(29,081)

Balance at December 31, 2002	$1,284	$19,959	$101	$21,344

2003 adjustments	(471)	4,284	—	3,814
2003 payments	(813)	(7,295)	(101)	(8,210)

Balance at December 31, 2003	$—	$16,948	$—	$16,948

2004 payments	—	(1,737)	—	(1,737)

Balance at March 31, 2004	$—	$15,211	$—	$15,211

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

     The consolidation of facilities costs component of the restructuring accrual includes rent of unoccupied facilities, net of expected sublease income of $1.2 million. The Company revised its estimate of future facility related obligations and increased the accrual by approximately $4 million in 2003 due to an increase in the estimate of the period of time necessary to sublet abandoned facilities as a result of the then-current real estate market conditions. The remaining accrual balance relates primarily to facilities identified in the 2001 restructurings and will be paid over the next six years.

Note 10: Lines of Credit and Borrowings

     On February 13, 2004, the Company entered into a $100 million revolving credit facility with a number of financial institutions led by Comerica Bank, which is also administrative agent, and The CIT Group/Business Credit, Inc., which is also collateral agent. This credit facility amended the Company’s prior $50 million credit facility with Comerica Bank entered into on August 9, 2002. It eliminated the prior facility’s borrowing base requirements and other related restrictions. The revolver has a three-year term and the amounts borrowed are secured by substantially all of the Company’s assets, including the stock of its significant subsidiaries. The Company can select interest options for advances based on the prime rate or eurocurrency rates, which include margins that are subject to quarterly adjustment. The revolver includes a $10 million sub-line for issuance of stand-by letters of credit. Mandatory prepayment and reduction of the facility is required in the amount of 100% of permitted asset sales over $1 million annually and 100% of the proceeds of future debt issuances, subject to certain exclusions. The revolver can be used for working capital, general corporate purposes and the financing of capital expenditures. The credit agreement includes customary representations and warranties and covenants. The financial covenants include minimum liquidity ratio, minimum fixed charge coverage ratio, minimum earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, maximum debt to EBITDA ratio and minimum tangible net worth tests.

     At December 31, 2003, the Company had $41 million outstanding under its borrowing agreements of which $2 million was paid prior to February 13, 2004 in accordance with the original payment terms and the remaining $39 million was refinanced with this new $100 million revolving credit facility on February 13, 2004. As of March 31, 2004, the Company had $40 million outstanding under the $100 million revolving credit facility classified as long-term borrowings in the Condensed Consolidated Financial Statements. The Company was in compliance with all related covenants and restrictions as of March 31, 2004.

     In addition to the line of credit the Company has two outstanding bank guarantees with a European bank, which are required for daily operations such as payroll, import/export duties and facilities. As of March 31, 2004, approximately $3 million is recorded as restricted cash in other current assets on the balance sheet related to these bank guarantees.

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

     During the time that the Series B Convertible preferred stock is outstanding, the Company is obligated to accrue dividends on each share of the Series B convertible preferred stock, compounded on a daily basis at the rate of 10% per annum. The undeclared preferred stock dividends are forfeited in the event of conversion. Accrued dividends were $1.4 million the three months ended March 31, 2004. In addition to the dividend accrual, the Company is recording accounting charges associated with the accretion of the 125% redemption premium and the amortization of the beneficial conversion feature under the net interest method through January 21, 2013. The redemption premium of $17.6 million is calculated based on a redemption value of $62.5 million. Accretion of the redemption premium was $388,000 for the three months ended March 31, 2004. The beneficial conversion feature of $17.6 million is computed based on the difference between the conversion price of the preferred equity and the fair market value of the Company’s common stock on January 21, 2003. Amortization of the beneficial conversion feature was $357,000 for the three months ended March 31, 2004.

     The sale and issuance of the Series B convertible preferred stock to Vista followed the approval of the transaction by the Company’s shareholders at the Special Meeting of Shareholders on January 21, 2003. Pursuant to Vista’s contractual rights, following the sale and issuance of the Series B convertible preferred stock, Vista elected two new members to the Company’s Board of Directors.

Note 12: Convertible Preferred Stock Conversion and Public Offering

     On February 13, 2004, the Company filed a Registration Statement on Form S-3 for the registration of 12,000,000 shares of its common stock, 2,700,000 of which will be offered by the Company and 9,300,000 of which will be offered by selling shareholders. In connection with the offering, Vista agreed to convert all of its Series B convertible preferred stock into 22,222,222 shares of the Company’s common stock immediately prior to the completion of the offering. In consideration for this voluntary conversion, the Company agreed to issue Vista 200,000 additional shares of the Company’s common stock and pay Vista a $3 million transaction fee. Additionally, Vista will have the right to nominate two directors to serve on the Company’s board and maintain an approval right over certain significant corporate matters until such time as its share ownership falls below 4,500,000 shares of the common stock originally issued upon conversion of the Series B convertible preferred stock. The fair market value of the 200,000 shares of common stock issuable to Vista and the $3 million transaction fee will be charged to net income attributable to common shareholders in the quarter in which the offering closes, together with the $16 million unamortized balance of the beneficial conversion feature associated with the issuance of the preferred stock. On May 3, 2004, the Company announced that it was postponing the offering of the 12,000,000 shares of its common stock due to current market conditions.

Note 13: Segment Information

     Under SFAS 131, Disclosures about Segments of an Enterprise and Related Information, the Company’s operations are reported in two operating segments, which are product and services. All financial segment information required by SFAS 131 can be found in the consolidated financial statements. For geographical reporting, revenues are attributed to the geographic location in which customers are invoiced and revenue is recognized. Long-lived assets consist of property and equipment and are attributed to the geographic location in which they are located. No single customer accounted for 10% or more of net revenues or accounts receivable for the three months ended March 31, 2004 and 2003.

     The following presents net revenues for the three months ended March 31, and property and equipment as of March 31, by geographic area (in thousands):

	Three months ended March 31,
	2004	2003
Net revenues:
United States	$51,444	$55,789
United Kingdom	14,373	10,130
Other International (<10%)	25,670	18,489

Total consolidated	$91,487	$84,408

Long-lived assets (property and equipment):
United States	$62,065	$75,188
United Kingdom	2,266	3,841
Other International (<10%)	1,894	2,683

Total consolidated	$66,225	$81,712

     For management reporting purposes, the Company organizes software license revenues into five groups: call center, contact center integration, workforce management, customer self service and other. The following presents net revenues by product group for the three months ended March 31, 2004 and 2003 (in thousands):

	Three months ended March 31,
	2004	2003
Software license:
Call Center (ACD)	$7,284	$6,103
Workforce Management	4,949	3,359
Contact Center Integration	2,902	3,209
Customer Self Service (IVR)	753	1,619
Other	717	662

Total software license	16,605	14,952
Hardware:	11,530	9,165
Services:
Software license updates and product support	54,257	52,304
Professional services and education	9,096	7,987

Total services:	63,352	60,291

Total consolidated	$91,487	$84,408

Note 14: Legal Proceedings

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

     On May 20, 2003, Electronic Data Systems Corporation, or EDS, made a demand for arbitration with the American Arbitration Association in connection with the Master Services Agreement entered into with the Company and EDS in December 2000 where the Company outsourced certain IT needs to EDS. A dispute arose between the Company and EDS over the services and charges to be performed and paid under the Master Services Agreement and the Company terminated the Master Services Agreement for EDS’s breach of the agreement. EDS alleged that the Company breached the Master Services Agreement and implied warranties associated with the Master Services Agreement, and committed fraud and engaged in negligent misrepresentation in inducing EDS to enter into the Master Services Agreement. EDS claimed that it was entitled to approximately $18.5 million in damages. On June 11, 2003, the Company filed its answer and counterclaims in which it denied every allegation made by EDS, denied that EDS was owed any amount in damages, and counterclaimed that EDS breached the Master Services Agreement, committed fraud in inducing the Company to not terminate for cause the Master Services Agreement earlier, and engaged in fraudulent and unfair business practices. The Company claimed that it was entitled to damages, restitution and disgorgement in an amount of approximately $6 million. On May 4, 2004, the Company received the interim award of the arbitrator. The arbitrator ruled that EDS breached the Master Services Agreement and ordered EDS to pay damages to the Company in an amount which is not material to the Company. The arbitrator rejected the parties’ claims of fraud, negligent misrepresentation, fraudulent misrepresentation and fraudulent and unfair business practices. The arbitrator also allowed further briefing, if desired by EDS, to consider whether the Company performed services that should have been transferred to EDS, and if so whether EDS should be entitled to any lost profits associated with those services. Subject to agreement by the parties on the schedule, final briefing is expected to conclude in mid-June 2004, with a final ruling expected by mid-July 2004. The Company believes that its exposure to EDS (if any) is not material.

Note 15: Recent Accounting Pronouncements

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

FIN No. 46R

     In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company’s consolidated financial position, results of operations or cash flows. We will apply the consolidation requirements of FIN 46 in future periods should interest in a variable interest entity be acquired.

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis in our 2003 Annual Report on Form 10-K/A.

Forward-looking Statements

     The matters discussed in this report including, but not limited to, statements relating to (i) the Company’s belief that its installed base represents a recurring revenue base and expectation that services and support revenues will continue to account for a significant portion of its revenues for the foreseeable future (ii) anticipated spending levels in capital expenditures, research and development, selling, general and administrative expenses; and (iii) the adequacy of the Company’s financial resources to meet currently anticipated cash flow requirements for the next twelve months are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Forward-looking statements may be identified by phrases such as “we anticipate,” “are expected to,” and “on a forward-looking basis,” and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Specific factors that could cause actual earnings per share results to differ include a potentially prolonged period of generally poor economic conditions that could impact our customers’ purchasing decisions; the hiring and retention of key employees; changes in product line revenues; insufficient, excess, or obsolete inventory and variations in valuation; and foreign exchange rate fluctuations. For a discussion of these and other risks related to our business, see the section entitled “Business Environment and Risk Factors” below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

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

     The Current Economic Environment

     The economic climate in which we operate has been difficult over the last three years, and capital spending decreased dramatically. This climate has had a pronounced effect on our ability to generate new license fees, as IT budgets have been tightly managed and large capital expenditures like those required to purchase some of our products have been quite limited, with senior executive approval required in many cases. Additionally, competition for these more limited sales opportunities has increased, and we have seen price competition both for new licenses and for support services. While we believe our installed base continues to represent a solid recurring revenue opportunity and a significant cash flow generator, and while our pricing has remained relatively consistent, we cannot provide any assurance that these pressures on IT spending will ease, or that the general economic climate will continue to improve. Continued competitive pressure and a weak economy could have a continuing pronounced effect on our operating results.

     Significant Financial Events in the First Quarter of 2004

     In the first quarter of 2004, we generated $29 million in cash flow from operations and entered into a $100 million revolving credit facility which amended our prior $50 million credit facility.

     Sources of Revenue

     Our product revenues are derived from license fees for software products and, to a lesser extent, sales of hardware products. With respect to our product revenues, a limited number of product lines, including call center hardware and software, workforce management, customer self service and contact center integration products, have accounted for substantially all our product revenues. We also generate a substantial portion of our revenues from fees for services complementing such products, including software license updates, product support (maintenance), and professional services. We typically license our products on a per user basis with the price per user varying based on the selection of products licensed. Our software license updates and support fees are generally based on the level of support selected and the number of users licensed to use our products. Our professional service fees are generally based on a fixed price or time and materials basis. Our education services are generally billed on a per person basis.

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

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the allowance for revenue reserves, doubtful accounts, valuation allowance and realization of deferred income taxes, excess and obsolete inventory, and impairment of long-lived assets and restructuring reserves. Actual amounts could differ significantly from these estimates. We are not currently aware of any material changes in our business that would cause these estimates to differ significantly. Our critical accounting polices and estimates are discussed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

Results of Operations

     The following table sets forth statements of operations data for the three months ended March 31, 2004 and 2003 expressed as a percentage of total revenues:

	Three months
	ended March 31,
	2004	2003
Net revenues:
Software license	18%	18%
Hardware	13	11
Services:
Software license updates and product support	59	62
Professional services and education	10	9

Services	69	71

Total net revenues	100	100

Cost of revenues:
Cost of software license revenues	2	4
Cost of hardware revenues	9	11
Cost of services revenues	28	32

Total cost of revenues	39	47

Gross margin	61	53

Operating expenses:
Research and development	13	15
Selling, general and administrative	29	30

Total operating expenses	42	45

Income from operations	19	8
Interest income	1	1
Interest expense	(1)	(3)
Other income (expense)	—	—

Net income before income taxes	19	6
Provision for income taxes	2	1
Cumulative effect of change in accounting principle	—	(1)

Net income	17	4
Less preferred stock dividend, accretion and amortization	(2)	(2)

Net income attributable to common shareholders	15%	2%

Revenues
($ in thousands)

	Three months ended, March 31
	2004	% Change	2003
Software license	$16,605	11%	$14,952
Hardware	11,530	26	9,165
Services:
Software license updates and product support	54,257	4	52,304
Professional services and education	9,095	14	7,987

Services	63,352	5	60,291

Total net revenues	$91,487	8%	$84,408

     Net revenues increased by 8% in the first quarter of 2004 as compared to the first quarter of 2003. The increase to total net revenues was primarily a result of increased sales in Europe and Asia Pacific due to higher customer demand.

     Net revenues derived from the Americas constituted 59% and 68% of total revenues for the first quarter ended in 2004 and 2003, respectively.

     Software license revenues increased by 11% to $17 million in the first quarter ended March 31, 2004 as compared to $15 million in 2003. Hardware revenues increased by 26% to $12 million for the first quarter ended March 31, 2004 compared to $9 million in the quarter ended March 31, 2003. The increase in sales was primarily attributable to increased demand for software products and related hardware products by our customers and, we believe, an improving economic environment which has caused some customers to increase capital spending on information technology. The fluctuation in the rate of growth in software and hardware revenues was a result of the product mix between hardware and software. Although we have moved over the last several years to selling more solutions with more functionality embodied in software as opposed to hardware, a substantial portion of our revenues in the quarter ended March 31, 2004 were derived from ACD hardware systems.

     Software license updates and product support revenues for the first quarter ended March 31, 2004 resulted in an increase of 4% to $54 million from $52 million in the first quarter ended March 31, 2003. The increase in revenue for the first quarter ended March 31, 2004 compared to the first quarter ended March 31, 2003 was due primarily to growth in our installed base.

     Professional services and education revenues for the three month period ended March 31, 2004 increased by 14% as compared to the same period in 2003. Professional services and education revenues consist primarily of installation of product, consulting services, and education fees. The increase in service revenues resulted primarily from increased installation revenues due to the increase in hardware sales.

Gross Margin

	Three months ended, March 31,
	2004	2003
Gross software license margin	86%	76%
Gross hardware margin	28	2
Gross services margin	60	55

Total gross margin	61%	53%

     Gross margin on total revenues increased to 61% in the first quarter of 2004 from 53% in the corresponding period of 2003.

     Gross software license margin. Cost of software license revenues includes fees paid to various third parties and amortization of intangible assets. A reduction in license fees paid to third-party licensors resulting from license arrangements renegotiated in 2003 and increased sales of 11% from the first quarter of 2003 contributed to the higher gross software license margin for the three months ended March 31, 2004.

     Gross hardware margin. Cost of hardware revenues includes labor, materials, overhead, and other directly allocated costs involved in the manufacture and delivery of our products. The increase in gross margin was primarily attributable to sales of products incorporating inventory for which we had previously written down.

     Gross services margin. Cost of service revenues consists primarily of employee salaries and benefits, facilities, systems costs to support maintenance, consulting and education. The increase in gross margin from 53% to 61% was mainly attributable to increased sales and a reduction in facilities and IT expenses.

Operating Expenses

($ in thousands)

	2004	% Change	2003
Research and development	$11,360	(13)%	$13,035
Selling, general and administrative	26,539	8	24,670

Total operating expenses	$37,899	1%	$37,705

     Research and development, or R& D, expenses relate to the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities and IT expenses and consulting expenses. R&D expenses decreased by 13% to $11 million in the first quarter of 2004, from $13 million in the corresponding period of 2003 mainly due to decreased IT allocations of $1.2 million and a reduction in salaries and benefits related to lower headcount. We anticipate that R&D expenses in each of the remaining quarters of 2004 will be slightly larger compared to the three months ended March 31, 2004.

     Selling, general and administrative, or SG&A, expenses consist primarily of employee salaries and benefits, commissions, facilities, information technology costs and administrative support. SG&A increased by 8% to $27 million in the three months ended March 31, 2004 from $25 million in the three months ended March 31, 2003. The increase was primarily due to a $1 million increase in legal fees and a reduction of $2 million credit to bad debt expense, partially offset by a decrease of $1 million in facilities and IT expenses. We anticipate that SG&A expenses in each of the remaining quarters of 2004 will be slightly larger compared to the three months ended March 31, 2004.

Interest and Other Income (Expense):
($ in thousands)

	2004	% Change	2003
Interest income	$757	(17)%	$917
Interest expense	(1,127)	(59)	(2,751)
Other income (expense)	316	364%	68

Total other income (expense)	$(54)	(97)%	$(1,766)

     Interest income represents, primarily, earnings on short-term investments. Interest income decreased for the first quarter of 2004 as the result of lower rates of return.

     Interest expense decreased $1.6 million to $1.1 million for the three months ended March 31, 2004 compared to $2.7 million for the comparable period in 2003 primarily due to reduced debt obligations associated with our convertible subordinated debentures which we repurchased in the second half of 2003.

     Other income (expense) includes fees charged for bank services, gains or losses recognized on sale of investments and other non-operating income and expenses.

Provision (Benefit) for Income Taxes

	Three months ended March 31,
	2004	2003
Net income before income taxes	$17,684	$5,300
Effective tax rate	11.9%	23.5%

     The tax rate for the first quarter of 2004 and 2003 varied from the statutory rate primarily due to having a full valuation allowance against U.S. based deferred tax assets. As a result, we provided only a nominal amount of tax expense in federal and state jurisdictions after utilizing a portion of our substantial U.S. net operating losses. Our tax rate for the first quarter of 2004 and 2003 further varied from the statutory rate as a result of nondeductible expenses and the effect of tax rates in foreign jurisdictions differing from the U.S. statutory rate. The difference in the effective tax rate between the first quarter of 2004 and the corresponding period of 2003 was primarily due a higher percentage of net income and related income taxes attributable to foreign jurisdictions in 2003. We reassess the necessity of our valuation allowance on a periodic basis.

Liquidity and Capital Resources

     As of March 31, 2004 cash, cash equivalents, and short-term investments totaled $195 million, which represented 58% of total assets and our principal source of liquidity. In addition, we had restricted cash of $3 million related to various letter of credit agreements.

     The net cash provided by operating activities was $29 million for the first quarter of 2004, as compared to $19 million in the corresponding period of 2003. The main contributor to the increase in net cash provided by operating activities in the first quarter of 2004 was our significantly improved profitability. Cash collections from customers during the first quarter 2004 were $113 million. In addition, we reduced our days sales outstanding during the period as compared to the same period in 2003 by 6 days to a days sales outstanding of 33 days as of March 31, 2004.

     The net cash used in investing activities was $32 million in the first quarter of 2004 compared to $9 million in the corresponding period of 2003. Net cash used in investing activities for the three month ended March 31, 2004 related to the net purchase of short-term investments of $28 million and property and equipment of $4 million compared to the similar period in 2003 in which the net purchase of short-term investments amounted to $8 million and purchase of property and equipment amounted to $1 million.

     The net cash provided by financing activities was $6 million in the first quarter of 2004 compared to $37 million net cash provided in financing activities in the corresponding period of 2003. Net cash provided by financing for the period ended March 31, 2004 was primarily the result of $8 million in proceeds from the issuance of common stock relating to the exercise of employee stock options less payments for financing costs of $1 million and net payment on borrowings of $1 million. For the similar period in 2003, net cash provided by financing activities was the result of net proceeds of $44 million related to issuance of Series B preferred stock and $1 million in proceeds from issuance of common stock relating to employee stock purchase plan and the exercise of employee stock options, offset by payments on borrowings of $2 million and the repurchase of convertible debentures of $6 million.

     On February 13, 2004, we entered into a $100 million revolving credit facility with a number of financial institutions led by Comerica Bank, which is also administrative agent, and The CIT Group/Business Credit, Inc., which is also collateral agent. This credit facility amended our prior $50 million credit facility with Comerica Bank entered into on August 9, 2002. It eliminated the prior facility’s borrowing base requirements and other related restrictions. The revolver has a three-year term and the amounts borrowed are secured by substantially all of our assets, including the stock of our significant subsidiaries. We can select interest options for advances based on the prime rate or eurocurrency rates, which include margins that are subject to quarterly adjustment. The revolver includes a $10 million sub-line for issuance of stand-by letters of credit. Mandatory prepayment and reduction of the facility is required in the amount of 100% of permitted asset sales over $1 million annually and 100% of the proceeds of future debt issuances, subject to certain exclusions. The revolver can be used for working capital, general corporate purposes and the financing of capital expenditures. The credit agreement includes customary representations and warranties and covenants. The financial covenants include minimum EBITDA, minimum liquidity ratio, minimum fixed charge coverage ratio, maximum total debt to EBITDA ratio and minimum tangible effective net worth tests, defined as follows:

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

     The preceding financial covenants are applicable to the quarter ended March 31, 2004 and all quarters thereafter. The definitions of the terms for these financial covenants can be found in the Amended and Restated Credit Agreement filed as Exhibit 99.1 to our Current Report on Form 8-K filed April 20, 2004. We were in compliance with all related covenants and restrictions for the revolving credit facility as of March 31, 2004.

     In addition to the above revolving credit facility, we had outstanding bank guarantees with a European bank that are required for daily operations such as payroll, import/export duties and facilities. As of March 31, 2004, approximately $3 million is recorded as restricted cash on the balance sheet related to these bank guarantees.

     In January 2003, we consumated a Preferred Stock financing with Vista pursuant to which Vista purchased $50 million of our Series B convertible preferred stock, which, assuming conversion at the initial conversion price, represented at that time approximately 30% of our outstanding shares on a fully diluted basis. We received $44 million in net proceeds from this transaction. This equity entitled the holders to receive cumulative dividends, which accrued daily at 10% per annum. On or after the tenth anniversary of the closing, January 21, 2013, we had an obligation to redeem each share of unconverted Series B convertible preferred stock for cash at a redemption price equal to 125% of the original purchase price plus accrued and unpaid dividends. Additionally, in the event that we declare a dividend or distribution to the holders of common stock, the holders of Series B convertible preferred stock would have been entitled to equivalent participation on an as-if-converted basis in such dividend or distribution.

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

Contractual Obligations

     The following table reflects a summary of our contractual obligations as of March 31, 2004 (in thousands):

	Payments Due by Period
		Less
		Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
			(In thousands)
Line of credit	$40,000	$—	$40,000	$—	$—
Capital lease obligations	156	143	13	—	—
Operating leases	77,768	12,303	27,759	8,905	28,801
Purchase obligations(a)	61,897	22,477	20,420	14,000	5,000

Total contractual obligations	$179,821	$34,923	$88,192	$22,905	$33,801

(a)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

     We have no material off-balance sheet arrangements other than operating leases that are discussed in Note 10 to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K/A.

Business Environment and Risk Factors

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

     The market for our products and services is subject to rapid technological change and new product introductions. Current competitors or new market entrants have in the past developed, and may in the future develop new, proprietary products with features that have adversely affected or could in the future adversely affect the competitive position of our products. We may not successfully anticipate market demand for new products or services or introduce them in a timely manner.

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

     The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. From January 1, 2003 to March 31, 2004, the closing price per share of our common stock has ranged from a low of $2.86 to a high of $19.45. The stock markets have experienced significant price and trading volume fluctuations. The market for technology has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

     Vista’s ownership of our Series B Convertible Preferred Stock together with its right to nominate two of our eight directors provides Vista with a substantial degree of control over our operations. Additionally, Vista’s consent is required for the issuance of additional capital stock, a sale of all or substantially all of our assets, the consummation of any transaction the result of which is that any person becomes the beneficial owner of more than fifty percent of our voting securities, the incurrence of certain indebtedness, a voluntary liquidation or dissolution, acquisitions by us of any material interest in any company, business or joint venture, the consummation of certain related party transactions by us, the execution by us of any agreement which restricts our right to comply with certain of our obligations to Vista, the approval of our annual budget or any material deviations from our annual budget, the declaration or payment of any dividends or distributions on our common stock, or a change in the compensation paid to, the termination of the employment of, or the replacement of, certain of our executive officers including our Chief Executive Officer. If Vista viewed these matters differently from us, we might not be able to accomplish specific corporate actions, and this failure could harm our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to the information appearing under the caption “Quantitative and Qualitative Disclosures About Market Risk” of the Registrant’s 2003 Annual Report on Form 10-K/A, which information is hereby incorporated by reference. The Company believes there were no material changes in the Company’s exposure to financial market risk during the first quarter of 2004.

Item 4. Controls and Procedures

     Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this interim report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     There were no significant changes in our internal control over financial reporting (as required by the Securities Exchange Act of 1934 Rules 13a-15e or 15d-15(e)) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II: Other Information

Item 1. Legal Proceedings

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

     On May 20, 2003, Electronic Data Systems Corporation, or EDS, made a demand for arbitration with the American Arbitration Association in connection with the Master Services Agreement entered into by us and EDS in December 2000 in which we outsourced certain of our IT needs to EDS. A dispute arose between us and EDS over the services and charges to be performed and paid under the Master Services Agreement and we terminated the Master Services Agreement for EDS’s breach of the agreement. EDS alleged that we breached the Master Services Agreement and implied warranties associated with the Master Services Agreement, and committed fraud and engaged in negligent misrepresentation in inducing EDS to enter into the Master Services Agreement. EDS claimed that it was entitled to approximately $18.5 million in damages. On June 11, 2003, we filed our answer and counterclaims in which we denied every allegation made by EDS, denied that EDS was owed any amount in damages, and counterclaimed that EDS breached the Master Services Agreement, committed fraud in inducing us to not terminate for cause the Master Services Agreement earlier, and engaged in fraudulent and unfair business practices. We claimed that we were entitled to damages, restitution and disgorgement in an amount of approximately $6 million. On May 4, 2004, we received the interim award of the arbitrator. The arbitrator ruled that EDS breached the Master Services Agreement and ordered EDS to pay damages to us in an amount which is not material to us. The arbitrator rejected the parties’ claims of fraud, negligent misrepresentation, fraudulent misrepresentation and fraudulent and unfair business practices. The arbitrator also allowed further briefing, if desired by EDS, to consider whether we performed services that should have been transferred to EDS, and if so whether EDS should be entitled to any lost profits associated with those services. Subject to agreement by the parties on the schedule, final briefing is expected to conclude in mid-June 2004, with a final ruling expected by mid-July 2004. We believe that our exposure to EDS (if any) is not material.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

31.1	Gary E. Barnett’s Certification pursuant to 13a-14(a) as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

31.2	Gary A. Wetsel’s Certification pursuant to 13a-14(a) as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

32.1	Gary E. Barnett’s Certification pursuant to 18. U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

32.1	Gary A. Wetsel’s Certification pursuant to 18. U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

     The Company filed two reports on Form 8-K during the quarter ended March 31, 2004 as follows:

Date	Item Reported On
January 22, 2004	Item 12. On January 22, 2004, the Company announced its earnings results for the fourth quarter of 2003.

February 2, 2004	Item 12. On February 2, 2004, the Company filed a current report relating to a February 2004 presentation.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT COMMUNICATIONS CORPORATION
(Registrant)
By: /s/ GARY A. WETSEL

Gary A. Wetsel
Executive Vice President, Finance,
Chief Financial Officer and
Chief Administrative Officer

Date: May 7, 2004

EXHIBIT INDEX

31.2	Gary E. Barnett’s Certification pursuant to 13a-14(a) as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

31.2	Gary A. Wetsel’s Certification pursuant to 13a-14(a) as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

32.1	Gary E. Barnett’s Certification pursuant to 18. U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

32.1	Gary A. Wetsel’s Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.