Form 10-Q
period 2004-06-30
ASPECT COMMUNICATIONS CORP
filed 2004-08-04
CIK 779390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2004

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

Yes ☑ No ☐

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 59,192,702 at July 30, 2004.

ASPECT COMMUNICATIONS CORPORATION

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts – unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$80,813	$75,653
Short-term investments	131,596	88,339
Accounts receivable, net	37,252	39,561
Inventories	5,931	6,176
Other current assets	17,982	19,145

Total current assets	273,574	228,874
Property and equipment, net	65,364	68,599
Intangible assets, net	3,756	5,223
Goodwill, net	2,707	2,707
Other assets	5,401	5,182

Total assets	$350,802	$310,585

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$123	$1,732
Accounts payable	6,273	4,936
Accrued compensation and related benefits	19,503	17,773
Other accrued liabilities	56,032	64,790
Deferred revenues	61,448	50,200

Total current liabilities	143,379	139,431
Long term borrowings	40,037	39,436
Other long-term liabilities	7,538	11,021

Total liabilities	190,954	189,888
Redeemable convertible preferred stock, $0.01 par value:
2,000,000 shares authorized, 50,000 outstanding	37,998	33,681
Shareholders’ equity:
Common stock, $0.01 par value: 200,000,000 shares authorized, shares outstanding: 59,043,966 at June 30, 2004 and 56,959,444 at December 31, 2003	590	570
Additional paid-in capital	242,795	232,199
Deferred stock compensation	(351)	—
Accumulated other comprehensive income	(569)	548
Accumulated deficit	(120,615)	(146,301)

Total shareholders’ equity	121,850	87,016

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$350,802	$310,585

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data – unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues:
Software license	$18,961	$16,329	$35,566	$31,281
Hardware	10,885	11,159	22,415	20,324
Services:
Software license updates and product support	52,566	53,656	106,823	105,960
Professional services and education	8,573	8,281	17,668	16,268

Services	61,139	61,937	124,491	122,228

Total net revenues	90,985	89,425	182,472	173,833

Cost of revenues:
Cost of software license revenues	3,024	3,655	5,304	7,289
Cost of hardware revenues	8,252	10,074	16,583	19,051
Cost of services revenues	25,273	25,190	50,512	52,216

Total cost of revenues	36,549	38,919	72,399	78,556

Gross margin	54,436	50,506	110,073	95,277
Operating expenses:
Research and development	11,169	12,625	22,529	25,660
Selling, general and administrative	27,261	25,793	53,800	50,462
Restructuring charges	—	2,997	—	2,997

Total operating expenses	38,430	41,415	76,329	79,119

Income from operations	16,006	9,091	33,744	16,158
Interest income	954	901	1,711	1,818
Interest expense	(499)	(2,527)	(1,017)	(5,058)
Other income (expense)	(78)	253	(371)	100

Net income before income taxes	16,383	7,718	34,067	13,018
Provision for income taxes	1,955	1,250	4,065	2,497

Net income before cumulative effect of change in accounting principle	14,428	6,468	30,002	10,521
Cumulative effect of change in accounting principle	—	—	—	(777)

Net income	14,428	6,468	30,002	9,744
Accrued preferred stock dividend and accretion of redemption premium	(1,818)	(1,669)	(3,597)	(2,943)
Amortization of beneficial conversion feature	(362)	(344)	(719)	(609)

Net income attributable to common shareholders	$12,248	$4,455	$25,686	$6,192

Basic and diluted earnings per share attributable to common shareholders before cumulative effect of change in accounting principle (See Note 8)	$0.15	$0.06	$0.32	$0.10
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.01)

Basic and diluted earnings per share attributable to common shareholders	$0.15	$0.06	$0.32	$0.08

Weighted average shares outstanding, basic and diluted	58,756	53,576	58,248	53,446

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands-unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$30,002	$9,744
Reconciliation of net income to cash provided by operating activities:
Depreciation	11,846	12,733
Amortization of intangible assets	1,467	2,543
Non-cash compensation and services expense	523	273
Loss on disposal of property	19	24
Loss on extinguishment of debt	—	17
Loss on short-term investment, net	798	—
Cumulative effect of change in accounting principle	—	777
Non-cash interest expense on debentures	—	3,607
Deferred taxes	—	141
Changes in operating assets and liabilities:
Accounts receivable, net	2,087	9,758
Inventories	174	(2,000)
Other current assets and other assets	2,156	(2,997)
Accounts payable	1,322	1,648
Accrued compensation and related benefits	1,725	(464)
Other accrued liabilities	(12,470)	(12,566)
Deferred revenues	11,033	20,748

Cash provided by operating activities	50,682	43,986

Cash flows from investing activities:
Purchase of investments	(110,501)	(103,344)
Proceeds from sales and maturities of investments	65,418	112,687
Property and equipment purchases	(8,618)	(1,960)

Cash provided by (used in) investing activities	(53,701)	7,383

Cash flows from financing activities:
Proceeds from issuance of common stock, net	9,762	1,120
Proceeds from issuance of preferred stock, net	—	43,564
Payments on capital lease obligations	(68)	(311)
Proceeds from borrowings	40,000	—
Payments on borrowings	(40,979)	(3,413)
Payments on financing costs	(1,096)	—
Payments on repurchase of convertible debentures	—	(5,612)

Cash provided by financing activities	7,619	35,348
Effect of exchange rate changes on cash and cash equivalents	560	146

Net increase in cash and cash equivalents	5,160	86,863

Cash and cash equivalents:
Beginning of period	75,653	66,051

End of period	$80,813	$152,914

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,016	$1,520
Cash paid for income taxes	$3,882	$356
Supplemental schedule of non-cash investing and financing activities:
Accrued preferred stock dividend and amortization of redemption premium	$3,597	$2,943
Amortization of beneficial conversion feature	$719	$609
Beneficial conversion feature	$—	$17,583
Issuance of restricted stock	$408	$—

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K/A.

Note 2: Stock Based Compensation

     At June 30, 2004 the Company had four active stock option plans used as part of employee compensation and one active employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts).

SFAS No. 123

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income attributable to common shareholders as reported	$12,248	$4,445	$25,686	$6,192
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2,700)	(2,495)	(4,929)	(4,729)
Add back: Amortization of stock-based compensation expense under intrinsic value method for all awards	523	155	523	273

Pro forma net income attributable to Common shareholders	$10,071	$2,115	$21,280	$1,736

Basic and diluted income per share:
As reported	$0.15	$0.06	$0.32	$0.08
Pro forma	$0.12	$0.03	$0.26	$0.02

Note 3: Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$3,274	$3,512
Work in progress	108	6
Finished goods	2,549	2,658

Total inventories	$5,931	$6,176

Note 4: Other Current Assets

     Other current assets consist of (in thousands):

	June 30,	December 31,
	2004	2003
Prepaid expenses	$13,074	$10,749
Other receivables	1,693	2,278
Restricted cash	3,215	6,118

Total other current assets	$17,982	$19,145

Note 5: Product Warranties

     The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product, geographic location of its sale and other factors. The Company accrues for estimated product warranty claims for certain customers based primarily on historical experience of actual warranty claims as well as current information on repair costs. Accrued warranty costs as of June 30, 2004 were immaterial. Most customers purchase extended warranty contracts, which are accounted for under FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

     The Company also indemnifies its customers against claims that its products infringe certain copyrights, patents or trademarks, or incorporate misappropriated trade secrets. The Company has not been subject to any material infringement claims by customers in the past and does not have any significant claims pending as of June 30, 2004.

Note 6: Other Accrued Liabilities

     Other accrued liabilities consist of (in thousands):

	June 30,	December 31,
	2004	2003
Accrued sales and use taxes	$5,251	$8,066
Accrued restructuring	6,597	7,193
Accrued income taxes	16,916	16,817
Other accrued liabilities	27,268	32,714

Total	$56,032	$64,790

Note 7: Comprehensive Income

     Comprehensive income for the three months and six months ended June 30 is calculated as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$14,428	$6,468	$30,002	$9,744
Unrealized gain (loss) on investments, net	(1,300)	(199)	(1,027)	(221)
Accumulated translation adjustments, net	282	801	(90)	670

Total comprehensive income	$13,410	$7,070	$28,885	$10,193

Note 8: Earnings Per Share

     Basic earnings per common share (EPS) is generally calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding. However, due to the Company’s issuance of redeemable convertible preferred stock on January 21, 2003, which contains certain participation rights, EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings, requires those securities to be included in the computation of basic EPS if the effect is dilutive. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic EPS may be calculated using either the if-converted method or the two-class method. The Company has elected to use the two-class method in calculating basic EPS.

     Basic earnings per share for the three months and six months ended June 30 are calculated using the two-class method as follows (in thousands, except percentages and per share data):

Basic EPS — Two-Class Method

	Three months ended June 30,
	2004		2003
	Amount	EPS	Amount	EPS
Net income before cumulative effect of change in accounting principle	$14,428		$6,468
Preferred stock dividend accretion and amortization	(2,180)		(2,013)

Net income attributable to common shareholders	12,248		4,455
Amount allocable to common shareholders(1)	72.5%		71%

Rights to undistributed income	$8,880	$0.15	$3,163	$0.06

Weighted average common shares outstanding	58,781		53,679
Weighted average shares of restricted common stock	(25)		(103)

Basic weighted average common shares outstanding	58,756		53,576

(1) Weighted average common shares outstanding	58,756		53,576
Weighted average additional common shares assuming conversion of preferred stock	22,222		22,222

Weighted average common equivalent shares assuming conversion of preferred stock	80,978		75,798

Amount allocable to common shareholders	72.5%		71%

	Six months ended June 30,
	2004		2003
	Amount	EPS	Amount	EPS
Net income before cumulative effect of change in accounting principle	$30,002		$10,521
Preferred stock dividend accretion and amortization	(4,316)		(3,552)

Net income attributable to common shareholders before cumulative effect of change in accounting principle	25,686		6,969
Amount allocable to common shareholders(1)	72.4%		73.1%

Rights to undistributed income before cumulative effect of change in accounting principle	$18,597	$0.32	$5,087	$0.10

Cumulative effect of change in accounting principle	$—		$(777)
Amount allocable to common shareholders(1)	72.4%		73.1%

Rights to undistributed cumulative effect of change in accounting principle	$—	$—	$(567)	$(0.01)

Net income attributable to common shareholders	$25,686		$6,192
Amount allocable to common shareholders(1)	72.4%		73.1%

Rights to undistributed income	$18,597	$0.32	$4,520	$0.08

Weighted average common shares outstanding	58,261		53,555
Weighted average shares of restricted common stock	(13)		(104)

Basic weighted average common shares outstanding	58,248		53,446

(1) Weighted average common shares outstanding	58,248		53,446
Weighted average additional common shares assuming conversion of preferred stock	22,222		19,629

Weighted average common equivalent shares assuming conversion of preferred stock	80,470		73,075

Amount allocable to common shareholders	72.4%		73.1%

     Diluted EPS

	Three months ended			Six months ended
	June 30,			June 30,
	2004	2003		2004	2003
Net income attributable to common shareholders before cumulative effect of change in accounting principle	$12,248	$4,455		$25,686	$6,969
Preferred stock dividend accretion and amortization	2,180	2,013		4,316	3,552

Net income before cumulative effect of change in accounting principle	$14,428	$6,468		$30,002	$10,521

Weighted average common shares outstanding	58,756	53,576		58,248	53,446
Dilutive effect of weighted average shares of restricted common stock	25	103		13	104
Dilutive effect of stock options	4,789	1,235		5,504	1,203
Dilutive effect of preferred stock assuming conversion	22,222	22,222		22,222	19,630

Diluted weighted average shares outstanding	85,792	77,136		85,987	74,382

Diluted earnings per share before cumulative effect of change in accounting principle	$0.17	$0.08		$0.35	$0.14

Cumulative effect of change in accounting principle	$—	$—		$—	$(0.01)

Diluted earnings per share attributable to common shareholders	$0.17	$0.08	*	$0.35	$0.13	*

•	Diluted earnings per share cannot be greater than basic earnings per share. Therefore, reported diluted earnings per share and basic earnings per share for the three months and six months ended June 30 were the same. The diluted earnings per share calculation for the three months and six months ended June 30, 2003 excluded shares issuable from the convertible subordinated debentures, as the inclusion of these shares would have been anti-dilutive. For purposes of this computation, the Company used $47.08, the conversion price of subordinated debentures as of August 2003, to determine the dilution effect of convertible subordinated debentures.

     The Company had approximately 2.4 million and 7.6 million common stock options outstanding as of June 30, 2004 and 2003, respectively that have been excluded from the diluted basic earnings per share calculations, as the inclusion of these common stock options would have been anti-dilutive.

Note 9: Restructuring Charge

     In fiscal years 2002 and 2001, the Company reduced its workforce by 22% and 28%, respectively, and consolidated selected facilities in its continuing effort to better optimize operations. As of June 30, 2004, the total restructuring accrual was $13 million, of which, $7 million was a short-term liability recorded in other accrued liabilities, and $6 million was a long-term liability. Components of the restructuring accrual were as follows (in thousands):

			Other
	Severance and	Consolidation of	Restructuring
	Outplacement	Facilities Costs	Costs	Total
Balance at January 1, 2002	$2,157	$27,507	$101	$29,765
2002 provisions	7,120	1,744	—	8,864
2002 adjustments	(534)	14,074	—	13,540
2002 property write-downs	—	(1,744)	—	(1,744)
2002 payments	(7,459)	(21,622)	—	(29,081)

Balance at December 31, 2002	$1,284	$19,959	$101	$21,344

2003 adjustments	(471)	4,284	—	3,814
2003 payments	(813)	(7,295)	(101)	(8,210)

Balance at December 31, 2003	$—	$16,948	$—	$16,948

2004 payments	—	(4,127)	—	(4,127)

Balance at June 30, 2004	$—	$12,821	$—	$12,821

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

     The consolidation of facilities costs component of the restructuring accrual includes rent of unoccupied facilities, net of expected sublease income of $1.2 million, and write-offs of abandoned internal use software assets. The Company revised its estimate of future facility related obligations and increased the accrual by approximately $4 million in 2003 due to an increase in the estimate of the period of time necessary to sublet abandoned facilities as a result of the then-current real estate market conditions. The remaining accrual balance relates primarily to facilities identified in the 2001 restructurings and will be paid over the next six years.

Note 10: Lines of Credit and Borrowings

     On February 13, 2004, the Company entered into a $100 million revolving credit facility with a number of financial institutions led by Comerica Bank, which is also the administrative agent, and The CIT Group/Business Credit, Inc., which is also the collateral agent. This credit facility amended the Company’s prior $50 million credit facility with Comerica Bank entered into on August 9, 2002. It eliminated the prior facility’s borrowing base requirements and other related restrictions. The revolver has a three-year term and the amounts borrowed are secured by substantially all of the Company’s assets, including the stock of its significant subsidiaries. The Company can select interest options for advances based on the prime rate or eurocurrency rates, which include margins that are subject to quarterly adjustment. The revolver includes a $10 million sub-line for issuance of stand-by letters of credit. Mandatory prepayment and reduction of the facility is required in the amount of 100% of permitted asset sales over $1 million annually and 100% of the proceeds of future debt issuances, subject to certain exclusions. The revolver can be used for working capital, general corporate purposes and the financing of capital expenditures. The credit agreement includes customary representations and warranties and covenants. The financial covenants include minimum liquidity ratio, minimum fixed charge coverage ratio, minimum earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, maximum debt to EBITDA ratio and minimum tangible net worth tests.

     At December 31, 2003, the Company had $41 million outstanding under its borrowing agreements of which $2 million was paid prior to February 13, 2004 in accordance with the original payment terms and the remaining $39 million was refinanced with this new $100 million revolving credit facility on February 13, 2004. As of June 30, 2004, the Company had $40 million outstanding under the $100 million revolving credit facility classified as long-term borrowings in the Condensed Consolidated Financial Statements. The Company was in compliance with all related covenants and restrictions as of June 30, 2004.

     In addition to the line of credit the Company has two outstanding bank guarantees with a European bank, which are required for daily operations such as payroll, import/export duties and facilities. As of June 30, 2004, approximately $3 million is recorded as restricted cash in other current assets on the balance sheet related to these bank guarantees.

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

     During the time that the Series B Convertible preferred stock is outstanding, the Company is obligated to accrue dividends on each share of the Series B convertible preferred stock, compounded on a daily basis at the rate of 10% per annum. The undeclared preferred stock dividends are forfeited in the event of conversion. Accrued dividends were $1.4 million and $1.3 million for the three months ended June 30, 2004 and 2003 respectively. For the six months ended June 30, 2004 and 2003, accrued dividends were $2.8 million and $2.3 million, respectively. In addition to the dividend accrual, the Company is recording accounting charges associated with the accretion of the 125% redemption premium and the amortization of the beneficial conversion feature under the net interest method through January 21, 2013. The redemption premium of $17.6 million is calculated based on a redemption value of $62.5 million. Accretion of the redemption premium was $391,000 and $379,000 for the three months ended June 30, 2004 and 2003 respectively. Accretion of the redemption premium was $780,000 and $671,000 for the six months ended June 30, 2004 and 2003 respectively. The beneficial conversion feature of $17.6 million is computed based on the difference between the conversion price of the preferred equity and the fair market value of the Company’s common stock on January 21, 2003. Amortization of the beneficial conversion feature was $362,000 and $344,000 for the three months ended June, 2004 and 2003, respectively. Amortization of the beneficial conversion feature was $719,000 and $ 609,000 for the six months ended June 30, 2004 and 2003, respectively.

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

Note 12: Convertible Preferred Stock Conversion and Public Offering

     On February 13, 2004, the Company filed a Registration Statement on Form S-3 for the registration of 12,000,000 shares of its common stock, 2,700,000 of which would be offered by the Company and 9,300,000 of which would be offered by selling shareholders. In connection with the offering, Vista agreed to convert all of its Series B convertible preferred stock into 22,222,222 shares of the Company’s common stock immediately prior to the completion of the offering. In consideration for this voluntary conversion, the Company agreed to issue Vista 200,000 additional shares of the Company’s common stock and pay Vista a $3 million transaction fee. Additionally, Vista will have the right to nominate two directors to serve on the Company’s board and maintain an approval right over certain significant corporate matters until such time as its share ownership falls below 4,500,000 shares of the common stock originally issued upon conversion of the Series B convertible preferred stock. The fair market value of the 200,000 shares of common stock issuable to Vista and the $3 million transaction fee will be charged to net income attributable to common shareholders in the quarter in which the offering closes, together with the $16 million unamortized balance of the beneficial conversion feature associated with the issuance of the preferred stock. On May 3, 2004, the Company announced that it was postponing the offering of the 12,000,000 shares of its common stock due to market conditions. On June 30, 2004, because the offering had not been completed, the conversion agreement with Vista described above expired, without payments being made thereunder.

Note 13: Segment Information

     Under SFAS 131, Disclosures about Segments of an Enterprise and Related Information, the Company’s operations are reported in two operating segments, which are product and services. All financial segment information required by SFAS 131 can be found in the consolidated financial statements. For geographical reporting, revenues are attributed to the geographic location in which customers are invoiced and revenue is recognized. Long-lived assets consist of property and equipment and are attributed to the geographic location in which they are located. No single customer accounted for 10% or more of net revenues or accounts receivable for the three months and six months ended June 30, 2004 and 2003.

     The following presents net revenues for the three months and six months ended June 30, by geographic area (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues:
United States	$58,263	$59,510	$109,707	$115,299
United Kingdom	13,054	12,664	27,427	22,794
Other International (<10%)	19,668	17,251	45,338	35,740

Total consolidated	$90,985	$89,425	$182,472	$173,833

     The following presents property and equipment as of June 30, by geographic area (in thousands):

	June 30,
	2004	2003
Long-lived assets (property and equipment):
United States	$61,289	$70,565
United Kingdom	2,376	3,891
Other International (<10%)	1,699	2,253

Total consolidated	$65,364	$76,709

     For management reporting purposes, the Company organizes software license revenues into five groups: call center, workforce management, contact center integration, customer self service and other. The following presents net revenues by product group for the three months and six months ended June 30, 2004 and 2003 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Software license:
Call Center (ACD)	$8,763	$7,758	$16,047	$13,861
Workforce Management	5,777	4,053	10,726	7,412
Contact Center Integration	2,630	3,048	5,532	6,257
Customer Self Service (IVR)	912	962	1,665	2,581
Other	879	508	1,596	1,170

Total software license	18,961	16,329	35,566	31,281
Hardware:	10,885	11,159	22,415	20,324
Services:
Software license updates and product support	52,566	53,656	106,823	105,960
Professional services and education	8,573	8,281	17,668	16,268

Total services:	61,139	61,937	124,491	122,228

Total consolidated	$90,985	$89,425	$182,472	$173,833

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

     On May 20, 2003, Electronic Data Systems Corporation, or EDS, made a demand for arbitration with the American Arbitration Association in connection with the Master Services Agreement entered into with the Company and EDS in December 2000 where the Company outsourced certain IT needs to EDS. A dispute arose between the Company and EDS over the services and charges to be performed and paid under the Master Services Agreement and the Company terminated the Master Services Agreement for EDS’s breach of the agreement. EDS alleged that the Company breached the Master Services Agreement and implied warranties associated with the Master Services Agreement, and committed fraud and engaged in negligent misrepresentation in inducing EDS to enter into the Master Services Agreement. On June 11, 2003, the Company filed its answer and counterclaims in which it denied every allegation made by EDS, denied that EDS was owed any amount in damages, and counterclaimed that EDS breached the Master Services Agreement, committed fraud in inducing the Company to not terminate for cause the Master Services Agreement earlier, and engaged in fraudulent and unfair business practices. On May 4, 2004, the Company received the interim award of the arbitrator. The arbitrator ruled that EDS breached the Master Services Agreement and ordered EDS to pay damages to the Company in an amount which is not material to the Company. The arbitrator rejected the parties’ claims of fraud, negligent misrepresentation, fraudulent misrepresentation and fraudulent and unfair business practices. The arbitrator also allowed further briefing, if desired by EDS, to consider whether the Company performed services that should have been transferred to EDS, and if so whether EDS should be entitled to any lost profits associated with those services. In the parties’ respective briefs, EDS claimed it was entitled to between $1 million to $2.1 million in lost profits. The Company claimed EDS was entitled to nothing. On July 7, 2004, the arbitrator ruled that EDS is not entitled to any damages and affirmed the interim award of damages payable to the Company, which the Company is seeking to enforce. As of June 30, 2004, the Company has not recorded the value of this award as it is an unrealized gain contingency.

Note 15: Recent Accounting Pronouncements

FIN No. 46R

     In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company’s consolidated financial position, results of operations or cash flows. We will apply the consolidation requirements of FIN 46 in future periods should interest in a variable interest entity be acquired.

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

     EITF-03-01

     In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We will apply the recognition and measurement guidance of EITF 03-01 in future periods and are evaluating the impact it will have on the Company’s results of operations or financial condition.

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

     Significant Financial Events in the Second Quarter of 2004

     In the second quarter of 2004, our software license revenues grew 16% and our software license updates and product support revenues declined 2% over the same quarter last year and for the first six months of 2004 we generated $50.7 million in cash flow from operations.

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

Results of Operations

     The following table sets forth statements of operations data for the three months and six months ended June 30, 2004 and 2003 expressed as a percentage of total revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues:
Software license	21%	18%	19%	18%
Hardware	12	13	12	12
Services:
Software license updates and product support	58	60	59	61
Professional services and education	9	9	10	9

Services	67	69	69	70

Total net revenues	100	100	100	100

Cost of revenues:
Cost of software license revenues	3	4	3	4
Cost of hardware revenues	9	12	9	11
Cost of services revenues	28	28	28	30

Total cost of revenues	40	44	40	45

Gross margin	60	56	60	55

Operating expenses:
Research and development	12	14	12	15
Selling, general and administrative	30	29	30	29
Restructuring charges	—	3	—	2

Total operating expenses	42	46	42	46

Net income from operations	18	10	18	9
Interest income	1	1	1	1
Interest expense	(1)	(3)	(1)	(3)
Other income (expense)	—	1	—	—

Net income before income taxes	18	9	18	7
Provision for income taxes	2	2	2	1
Cumulative effect of change in accounting principle	—	—	—	—

Net income	16	7	16	6
Less preferred stock dividend, accretion and amortization	(2)	(2)	(2)	(2)

Net income attributable to common shareholders	14%	5%	14%	4%

     Revenues

     ($ in thousands)

	Three months ended			Six months ended
	June 30,			June 30,
	2004	2003	% Change	2004	2003	% Change
Software license	$18,961	$16,329	16%	$35,566	$31,281	14%
Hardware	10,885	11,159	(2)	22,415	20,324	10
Services:
Software license updates and Product support	52,566	53,656	(2)	106,823	105,960	1
Professional services and Education	8,573	8,281	4	17,668	16,268	9

Services	61,139	61,937	(1)	124,491	122,228	2

Total net revenues	$90,985	$89,425	2%	$182,472	$173,833	5%

     Net revenues increased in the second quarter and the first six months of 2004 compared to the corresponding periods of 2003 primarily as a result of increased sales of software licenses due to competitive wins. In the second quarter of 2003, unfavorable global economic conditions led to decreased growth in contact center operations and decreased capital spending by our customers which resulted in reduced sales opportunities and lower actual sales, although our pricing remained consistent between 2004 and 2003.

     Net revenues derived from the Americas and from Europe and Asia constituted 67% and 33%, respectively, of total revenues for the second quarter in both 2004 and 2003. Net revenues derived from the Americas constituted 63% and 68% of total revenues for the first six months ended 2004 and 2003, respectively. Net revenues derived from Europe and Asia Pacific constituted 37% and 32% of total revenues for the first six months ended 2004 and 2003, respectively.

     Software license revenues increased in the second quarter of 2004 compared to 2003 and in the first six months of 2004 and 2003, primarily due to increased demand by our customers for software products which increase contact center workforce efficiencies by our customers and, we believe, an improving economic environment which has caused some customers to increase capital spending on information technology. The fluctuation in the rate of growth in software and hardware revenues between both the second quarter 2004 and 2003 and for the first six months of 2004 and 2003, was the result of the product mix between hardware and software. We have moved over the last several years to selling more solutions with more functionality embodied in software as opposed to hardware.

     Software license updates and product support revenues decreased in the second quarter of 2004 compared to 2003 primarily due to a decline in sales of software updates and support contracts to certain customers who consolidated or decommissioned several contact centers as well as pricing discounts on certain support contract renewals. Software license updates and product support revenues for the first six months of 2004 compared to 2003 increased primarily due to improving global economic conditions and increased sales in Europe and Asia Pacific.

     Professional services and education revenues consist primarily of installation of product, consulting services, and education fees. For the second quarter of 2004, professional services and education revenues increased due to higher installation revenues of hardware. For the first six months of 2004, professional services and education revenues increased due to greater demand for consulting services and education and training.

Gross Margin

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Gross software license margin	84%	77%	85%	77%
Gross hardware margin	24	10	26	6
Gross services margin	59	59	59	57

Total gross margin	60%	56%	60%	55%

     Gross margin on total revenues increased to 60% in the second quarter of 2004 from 56% in the corresponding period of 2003 and to 60% from 55% for the first six months of 2004 compared to the corresponding period of 2003, primarily attributable to our focus on cost efficiencies and an increase in software product revenue mix.

     Gross software license margin. Cost of software license revenues includes fees paid to various third parties and amortization of intangible assets. During the second quarter of 2004 as compared to 2003, cost of software license decreased by $0.6 million due to lower fees paid to third-party licensors and amortization of intangible assets. Additionally, increased sales of 16% contributed to the higher gross software license margin. For the first six months of 2004 compared to 2003, cost of software license decreased by $2 million due to lower fees paid to third-

party licensors and amortization of intangible assets. Additionally, increased sales of 14% from the six months ended June 30, 2003 contributed to the higher gross software license margin.

     Gross hardware margin. Cost of hardware revenues includes labor, materials, overhead, and other directly allocated costs involved in the manufacture and delivery of our products. Gross hardware margin for the second quarter of 2004 and for the first six months of 2004 increased over the comparable period of 2003, which was primarily due to reduced excess and obsolete inventory expense.

     Gross services margin. Cost of service revenues consists primarily of employee salaries and benefits, facilities, systems costs to support maintenance, consulting and education. Gross services margin for the second quarter of 2004 compared to corresponding period of 2003 remained consistent at 59%. Gross services margin for the first six months of 2004 increased to 59% compared to 57% for the same period in 2003. The increase was primarily attributable to increased sales of services of 2% and decreased costs from the first six months of 2003. Decreased cost of services for the first six months of 2004 compared to 2003 was primarily attributable to decreased IT and facilities expenses of $2.0 million.

Operating Expenses

($ in thousands)

	Three months ended			Six months ended
	June 30,			June 30,
	2004	2003	% Change	2004	2003	% Change
Research and development	$11,169	$12,625	(12)%	$22,529	$25,660	(12)%
Selling, general and administrative	27,261	25,793	6	53,800	50,462	7
Restructuring charges	—	2,997	(100)	—	2,997	(100)

Total operating expenses	$38,430	$41,415	(7)%	$76,329	$79,119	(4)%

     Research and development, or R&D, expenses relate to the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities, IT and consulting expenses. The decrease in R&D expenses in the second quarter of 2004 from 2003 was mainly due to decreased IT and facilities expenses of $1.2 million. The decrease in R&D expenses in the first six months of 2004 compared to 2003 was due to decreased IT and facilities expenses of $2.4 million and reduced salaries and benefits of $0.5 million due to lower headcount in the first six months of 2004 compared to the same period in 2003. We anticipate that R&D expenses in each of the remaining quarters of 2004 will be relatively stable to slightly larger compared to the second quarter of 2004.

     Selling, general and administrative, or SG&A, expenses consist primarily of employee salaries and benefits, commissions, professional and consulting fees, facilities and IT costs. The increase in SG&A expenses in the second quarter of 2004 compared to 2003 was primarily due to increased consulting and professional fees of $0.5 million, travel costs of $0.4 million and stock-based compensation of $0.5 million partially offset by decreased salaries and benefits of $0.4 million and reduced expenses in facilities and IT of $0.9 million. During the second quarter of 2003, a reversal of accounts receivable reserve of $1.6 million was recorded for the collection of previously reserved for receivables and no comparable reverse release was recorded in the second quarter of 2004. The increase in SG&A expenses for the first six months ended 2004 compared to the comparable period in 2003 was primarily due to increased consulting and professional fees of $2.0 million, travel costs of $0.5 million, training costs of $0.6 million and stock-based compensation of $0.5 million offset by decreased salaries and benefits of $0.4 million, reduced foreign currency losses of $0.6 million and reduced expenses in facilities and IT of $2.6 million. During the first six months of 2003, a reversal of accounts receivable reserve of $3.6 million was recorded for the collection of previously reserved for receivables and no comparable reserve release was recorded in the first six months of 2004. We anticipate that SG&A expenses in each of the remaining quarters of 2004 will be relatively stable to slightly larger compared to the second quarter of 2004.

     Restructuring charges consist of costs related to severance, outplacement and consolidation of facilities related to workforce adjustments. In the second quarter of 2003, a restructuring charge of $3.0 million was recorded as a result of our revising our estimate upward for future facility related obligations.

Interest and Other Income (Expense):
($ in thousands)

	Three months ended			Six months ended
	June 30,			June 30,
	2004	2003	% Change	2004	2003	% Change
Interest income	$954	$901	6%	$1,711	$1,818	(6)%
Interest expense	(499)	(2,527)	80	(1,017)	(5,058)	80
Other income (expense)	(78)	253	(131)	(371)	100	(471)

Total other income (expense)	$377	$(1,373)	127%	$323	$(3,140)	110%

     Interest income represents, primarily, earnings on short-term investments. Interest income increased for the second quarter of 2004 due to an increase in short-term investment holdings compared to the second quarter of 2003. Interest income decreased for the first six months of 2004 due to lower rates of return compared to the comparable period in 2003.

     Interest expense decreased $2.0 million to $0.5 million for the second quarter of 2004, compared to $2.5 million for the comparable period in 2003 primarily due to reduced debt obligations associated with our convertible subordinated debentures which we repurchased in the second half of 2003. Interest expense decreased $4.0 million to $1.0 million for the first six months ended 2004 compared to $5.0 million for the comparable period in 2003 attributable to the reduction in debt obligations associated with our convertible subordinated debentures.

     Other income (expense) includes fees charged for bank services, gains or losses recognized on sale of investments and other non-operating income and expenses.

Provision for Income Taxes

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income before income taxes	$16,383	$7,718	$34,067	$13,018
Effective tax rate	11.9%	16.2%	11.9%	19.2%

     The tax rates for the second quarter and first six months of 2004 and 2003 varied from the statutory rate primarily due to having a full valuation allowance against U.S. based deferred tax assets. As a result, we provided only a nominal amount of tax expense in federal and state jurisdictions after utilizing a portion of our substantial U.S. net operating losses. Our tax rates for the aforementioned periods of 2004 and 2003 further varied from the statutory rate as a result of nondeductible expenses and the effect of tax rates in foreign jurisdictions differing from the U.S. statutory rate. The difference between the effective tax rates for the 2004 periods and the corresponding periods of 2003 is primarily due to a higher percentage of our overall net income and related income taxes being attributable to foreign jurisdictions in 2003. We reassess the necessity of our valuation allowance on a quarterly basis

Liquidity and Capital Resources

     As of June 30, 2004, cash, cash equivalents, and short-term investments totaled $212.4 million, which represented 61% of total assets and our principal source of liquidity. In addition, we had restricted cash of $3.0 million related to various letter of credit agreements.

     The net cash provided by operating activities was $50.7 million for the first six months of 2004, as compared to $44.0 million in the corresponding period of 2003. The main contributor to the increase in net cash provided by operating activities for the first six months of 2004 was our significantly improved profitability. Cash collections from customers during the first six months of 2004 were $207.5 million. In addition, we reduced our days sales outstanding during the period as compared to the same period in 2003 by 8 days to a days sales outstanding of 30 days as of June 30, 2004.

     The net cash used in investing activities was $53.7 million in the first six months of 2004 compared to net cash provided by investing activities of $7.4 million in the corresponding period of 2003. Net cash used in investing activities for the first six months ended June 30, 2004, related to the net purchase of short-term investments of $45.1 million and property and equipment of $8.6 million compared to the similar period in 2003 in which the net sale of short-term investments amounted to $9.3 million and purchase of property and equipment amounted to $1.9 million. The increase of $6.7 million for property and equipment purchases was principally for the upgrade of our business systems.

     The net cash provided by financing activities was $7.6 million in the first six months of 2004 compared to $35.3 million net cash provided in financing activities in the corresponding period of 2003. Net cash provided by financing for the six months period ended June 30, 2004, was primarily the result of $9.8 million in proceeds from the issuance of common stock relating to the exercise of employee stock options less payments for financing costs of $1.1 million and net payments on borrowings of $1.0 million. For the similar period in 2003, net cash provided by financing activities was the result of net proceeds of $43.6 million related to issuance of Series B preferred stock and $1.1 million in proceeds from issuance of common stock relating to employee stock purchase plan and the exercise of employee stock options, offset by payments on borrowings of $3.4 million and the repurchase of convertible debentures of $5.6 million.

     On February 13, 2004, we entered into a $100 million revolving credit facility with a number of financial institutions led by Comerica Bank, which is also administrative agent, and The CIT Group/Business Credit, Inc., which is also collateral agent. This credit facility amended and restated our prior $50 million credit facility with Comerica Bank entered into on August 9, 2002. It eliminated the prior facility’s borrowing base requirements and other related restrictions. The revolver has a three-year term and is secured by substantially all of our assets, including the stock of our significant subsidiaries. We can select interest options for advances based on the prime rate or eurocurrency rates, which include margins that are subject to quarterly adjustment. The revolver includes a $10 million sub-line for issuance of stand-by letters of credit. Mandatory prepayment and reduction of the facility is required in the amount of 100% of permitted asset sales over $1 million annually and 100% of the proceeds of future debt issuances, subject to certain exclusions. The revolver can be used for working capital, general corporate purposes and the financing of capital expenditures. The credit agreement includes customary representations and warranties and covenants. The financial covenants include minimum EBITDA, minimum liquidity ratio, minimum fixed charge coverage ratio, maximum total debt to EBITDA ratio and minimum tangible effective net worth tests, tested on a quarterly basis, defined as follows:

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

     The preceding financial covenants are applicable to the quarter ended March 31, 2004 and all quarters thereafter. The definitions of the terms for these financial covenants can be found in the Amended and Restated Credit Agreement filed as Exhibit 99.1 to our Current Report on Form 8-K filed April 21, 2004. We were in compliance with all related covenants and restrictions for the revolving credit facility as of June 30, 2004.

     In addition to the above revolving credit facility, we had outstanding bank guarantees with a European bank that are required for daily operations such as payroll, import/export duties and facilities. As of June 30, 2004, approximately $3 million is recorded as restricted cash on the balance sheet related to these bank guarantees.

     In January 2003, we consummated a Preferred Stock financing with Vista pursuant to which Vista purchased $50 million of our Series B convertible preferred stock, which, assuming conversion at the initial conversion price, represented at that time approximately 30% of our outstanding shares on a fully diluted basis. We received $44 million in net proceeds from this transaction. This equity entitled the holders to receive cumulative dividends, which accrued daily at 10% per annum. On or after the tenth anniversary of the closing, January 21, 2013, we have an obligation to redeem each share of unconverted Series B convertible preferred stock for cash at a redemption price equal to 125% of the original purchase price plus accrued and unpaid dividends. Additionally, in the event that we declare a dividend or distribution to the holders of common stock, the holders of Series B convertible preferred stock would have been entitled to equivalent participation on an as-if-converted basis in such dividend or distribution.

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

Contractual Obligations

     The following table reflects a summary of our contractual obligations as of June 30, 2004 (in thousands):

	Payments Due by Period
		Less
		Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
			(In thousands)
Line of credit	$40,000	$—	$40,000	$—	$—
Capital lease obligations	160	123	37	—	—
Operating leases	73,850	8,450	27,694	8,905	28,801
Purchase obligations(a)	53,859	16,484	20,375	14,000	3,000

Total contractual obligations	$167,869	$25,057	$88,106	$22,905	$31,801

(a)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

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

     The market for our products is intensely competitive, and competition is likely to intensify as companies in our industry consolidate to offer integrated solutions. Our principal competitors currently include companies in the contact center market and companies that market traditional telephony products and services. As the market develops for converged voice and data networks and products and the demand for traditional, telephony-based call centers diminishes, companies in these markets are merging, creating potentially larger and more significant competitors. Many current and potential competitors, including Avaya Inc., Cisco Systems, Genesys, a subsidiary of Alcatel, and Nortel Networks, may have considerably greater resources, larger customer bases and broader international presence than us. If we are unable to improve and expand the functionality of our products and services, we might lose customers, which would hurt our sales and harm our business.

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

     We have upgraded certain of our information systems to Oracle 11i and intend to upgraded or replace certain other information systems that support our operations, including systems to manage order processing, shipping, support entitlement, accounting and internal computing operations. Many of these systems are proprietary to us and are very complex. We may not be successful in implementing these new systems and transitioning data from our old systems to the new systems. Any failure or significant downtime in our information systems could prevent us from taking customer orders, shipping products, providing services or billing customers and could harm our business. In addition, our information systems require the services of personnel with extensive knowledge of these information systems and the business environment in which we operate. In order to successfully implement and operate our systems, we must continue to attract and retain a significant number of highly skilled employees. If we fail to attract and retain the highly skilled personnel required to implement, maintain and operate our information systems, our business could suffer.

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

     In addition, recently adopted or new legislation or regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), may lead to an increase in our costs related to audits in particular and regulatory compliance generally. A failure to comply with these new laws and regulations could materially harm our business. Our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 depends in significant part on the timely implementation of the upgrade of certain of our information systems. Despite our best efforts to accomplish that implementation, it is quite complex and we may not succeed in doing so, which would impose costs and cause delays as we seek other possible mechanisms to comply with Section 404.

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

     The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. From January 1, 2003 to June 30, 2004, the closing price per share of our common stock has ranged from a low of $2.86 to a high of $19.45. The stock markets have experienced significant price and trading volume fluctuations. The market for technology has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

     Vista’s ownership of our Series B Convertible Preferred Stock together with its right to nominate two of our seven directors provides Vista with a substantial degree of control over our operations. Additionally, Vista’s consent is required for the issuance of additional capital stock, a sale of all or substantially all of our assets, the consummation of any transaction the result of which is that any person becomes the beneficial owner of more than fifty percent of our voting securities, the incurrence of certain indebtedness, a voluntary liquidation or dissolution, acquisitions by us of any material interest in any company, business or joint venture, the consummation of certain related party transactions by us, the execution by us of any agreement which restricts our right to comply with certain of our obligations to Vista, the approval of our annual budget or any material deviations from our annual budget, the declaration or payment of any dividends or distributions on our common stock, or a change in the compensation paid to, the termination of the employment of, or the replacement of, certain of our executive officers including our Chief Executive Officer. If Vista viewed these matters differently from us, we might not be able to accomplish specific corporate actions, and this failure could harm our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to the information appearing under the caption “Quantitative and Qualitative Disclosures About Market Risk” of the Registrant’s 2003 Annual Report on Form 10-K/A, which information is hereby incorporated by reference. The Company believes there were no material changes in the Company’s exposure to financial market risk during the second quarter of 2004.

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

     On May 20, 2003, Electronic Data Systems Corporation, or EDS, made a demand for arbitration with the American Arbitration Association in connection with the Master Services Agreement entered into with us and EDS in December 2000 in which we outsourced certain IT needs to EDS. A dispute arose between us and EDS over the services and charges to be performed and paid under the Master Services Agreement and we terminated the Master Services Agreement for EDS’s breach of the agreement. EDS alleged that we breached the Master Services Agreement and implied warranties associated with the Master Services Agreement, and committed fraud and engaged in negligent misrepresentation in inducing EDS to enter into the Master Services Agreement. On June 11, 2003, we filed our answer and counterclaims in which we denied every allegation made by EDS, denied that EDS was owed any amount in damages, and counterclaimed that EDS breached the Master Services Agreement, committed fraud in inducing us to not terminate for cause the Master Services Agreement earlier, and engaged in fraudulent and unfair business practices. On May 4, 2004, we received the interim award of the arbitrator. The arbitrator ruled that EDS breached the Master Services Agreement and ordered EDS to pay damages to us in an amount which is not material to us. The arbitrator rejected the parties’ claims of fraud, negligent misrepresentation, fraudulent misrepresentation and fraudulent and unfair business practices. The arbitrator also allowed further briefing, if desired by EDS, to consider whether we performed services that should have been transferred to EDS, and if so whether EDS should be entitled to any lost profits associated with those services. In the parties’ respective briefs, EDS claimed it was entitled to between $1 million to $2.1 million in lost profits. We claimed EDS was entitled to nothing. On July 7, 2004, the arbitrator ruled that EDS is not entitled to any damages and affirmed the interim award of damages payable to us, which we are seeking to enforce.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders held on June 2, 2004, our stockholders voted on the following proposals:

     1. An election of directors was held with the following individuals being elected to the Board of Directors of the Company:

	FOR	WITHHELD
Barry M. Ariko	70,370,495	6,074,112
Gary E. Barnett	71,574,735	4,869,872
Norman A. Fogelsong	69,925,889	6,518,718
Thomas Weatherford	71,424,401	5,020,206
David B. Wright	71,579,983	4,864,624

     Messrs. A. Barry Rand and Robert F. Smith were also elected by unanimous vote of the 50,000 shares of Series B convertible preferred stock.

     2. Amendment to the 1998 Directors’ Stock Option Plan (the “Directors’ Option Plan”) to increase the number of shares reserved for issuance under the Directors’ Option Plan by 600,000 shares of common stock, to increase the number of shares that may be granted to nonemployee members of the Company’s Board of Directors under the automatic option awards made thereunder, and to approve a special one-time option grant to existing nonemployee Board members:

For	48,416,228
Against	16,257,403
Abstain	134,713
Broker non-votes	11,636,263

3. Amendment to the retainer compensation plan (the “Retainer Plan”) for the Board of Directors of the Company to increase the number of shares of common stock reserved for issuance under the Retainer Plan by 60,000 shares of common stock and to permit all retainers paid by the Company in connection with Board service to be paid in shares of common stock:

For	60,483,932
Against	4,190,304
Abstain	134,108
Broker non-votes	11,636,263

4. Ratification of the appointment of independent auditors:

For	76,388,135
Against	44,629
Abstain	11,843

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

10.8	Form of Stock Award Agreement from 1999 Equity Incentive Plan.

31.1	Gary E. Barnett’s Certification pursuant to 13a 14(a) as adopted pursuant to 302 of the Sarbanes-Oxley Act Of 2002.

31.2	Gary A. Wetsel’s Certification pursuant to 13a-14(a) as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

32.1	Gary E. Barnett’s and Gary A. Wetsel’s Certification pursuant to 18. U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

     The Company filed three reports on Form 8-K during the quarter ended June 30, 2004 as follows:

Date	Item Reported On
April 15, 2004	Item 12. On April 15, 2004, the Company announced its earnings results for the first quarter of 2004.

April 21, 2004	Item 5. On February 13, 2004, the Company announced that it had entered into an amended $100 million revolving credit facility with Comerica Bank as administrative agent, and CIT Group Business Credit Inc. as collateral agent.

May 5, 2004	Item 5. On May 5 2004, the Company issued a press release announcing the departure of Jim Flatley, its president, worldwide sales and services.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT COMMUNICATIONS CORPORATION (Registrant)
By:	/s/ GARY A. WETSEL

Gary A. Wetsel
Executive Vice President, Finance, Chief Financial Officer and Chief Administrative Officer

Date: August 4, 2004

EXHIBIT INDEX

10.8	Form of Stock Award Agreement from 1999 Equity Incentive Plan.

31.1	Gary E. Barnett’s Certification pursuant to 13a-14(a) as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

31.2	Gary A. Wetsel’s Certification pursuant to 13a-14(a) as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

32.1	Gary E. Barnett’s and Gary A. Wetsel’s Certification pursuant to 18. U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.