Form 10-Q
period 2004-09-30
ASPECT COMMUNICATIONS CORP
filed 2004-11-09
CIK 779390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2004

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

Yes ☒   No ☐

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 59,857,990 at October 29, 2004.

ASPECT COMMUNICATIONS CORPORATION

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts – unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$66,355	$75,653
Short-term investments	116,922	88,339
Accounts receivable, net	41,168	39,561
Inventories	3,981	6,176
Other current assets	15,008	19,145

Total current assets	243,434	228,874
Property and equipment, net	65,306	68,599
Intangible assets, net	3,032	5,223
Goodwill, net	2,707	2,707
Other assets	4,935	5,182

Total assets	$319,414	$310,585

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$181	$1,732
Accounts payable	7,309	4,936
Accrued compensation and related benefits	20,788	17,773
Other accrued liabilities	59,187	64,790
Deferred revenues	49,132	50,200

Total current liabilities	136,597	139,431
Long term borrowings	180	39,436
Other long-term liabilities	5,200	11,021

Total liabilities	141,740	189,888
Redeemable convertible preferred stock, $0.01 par value:
2,000,000 shares authorized, 50,000 outstanding	40,222	33,681
Shareholders’ equity:
Common stock, $0.01 par value: 200,000,000 shares authorized, shares outstanding: 59,697,024 at September 30, 2004 and 56,959,444 at December 31, 2003	596	570
Additional paid-in capital	245,815	232,199
Deferred stock compensation	(317)	—
Accumulated other comprehensive income	475	548
Accumulated deficit	(109,354)	(146,301)

Total shareholders’ equity	137,215	87,016

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$319,414	$310,585

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data – unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues:
Software license	$17,753	$18,710	$53,319	$49,992
Hardware	13,040	11,582	35,455	31,905
Services:
Software license updates and product support	52,178	54,558	159,001	160,518
Professional services and education	8,243	7,779	25,911	24,047

Services	60,421	62,337	184,912	184,565

Total net revenues	91,214	92,629	273,686	266,462

Cost of revenues:
Cost of software license revenues	2,912	4,896	8,217	12,184
Cost of hardware revenues	8,849	9,314	25,431	28,365
Cost of services revenues	25,316	25,333	75,828	77,550

Total cost of revenues	37,077	39,543	109,476	118,099

Gross margin	54,137	53,086	164,210	148,363
Operating expenses:
Research and development	11,314	12,274	33,843	37,934
Selling, general and administrative	27,702	26,809	81,502	77,271
Restructuring charges	—	—	—	2,997

Total operating expenses	39,016	39,083	115,345	118,202

Income from operations	15,121	14,003	48,865	30,161
Interest income	885	650	2,596	2,468
Interest expense	(387)	(1,456)	(1,404)	(6,513)
Other expense	(314)	(376)	(684)	(277)

Net income before income taxes	15,305	12,821	49,373	25,839
Provision for income taxes	1,821	2,575	5,887	5,072

Net income before cumulative effect of change in accounting principle	13,484	10,246	43,486	20,767
Cumulative effect of change in accounting principle	—	—	—	(777)

Net income	13,484	10,246	43,486	19,990
Accrued preferred stock dividend and accretion of redemption premium	(1,856)	(1,704)	(5,453)	(4,647)
Amortization of beneficial conversion feature	(367)	(349)	(1,086)	(958)

Net income attributable to common shareholders	$11,261	$8,193	$36,947	$14,385

Basic and diluted earnings per share attributable to common shareholders before cumulative effect of change in accounting principle (See Note 8)	$0.14	$0.11	$0.46	$0.20
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.01)

Basic and diluted earnings per share attributable to common shareholders	$0.14	$0.11	$0.46	$0.19

Weighted average shares outstanding, basic and diluted	59,373	54,612	58,623	53,834

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands-unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$43,486	$19,990
Reconciliation of net income to cash provided by operating activities:
Depreciation	17,528	18,549
Amortization of intangible assets	2,191	3,810
Non-cash compensation and services expense	618	446
Loss on disposal of property	30	297
Loss on extinguishment of debt	—	17
Loss on short-term investment, net	1,285	—
Cumulative effect of change in accounting principle	—	777
Non-cash interest expense on debentures	—	4,409
Impairment of intangible assets	—	2,000
Changes in operating assets and liabilities:
Accounts receivable, net	(1,762)	7,645
Inventories	2,156	(882)
Other current assets and other assets	5,568	(1,869)
Accounts payable	2,358	1,066
Accrued compensation and related benefits	3,007	138
Other accrued liabilities	(11,634)	(7,429)
Deferred revenues	(1,292)	19,581

Cash provided by operating activities	63,539	68,545

Cash flows from investing activities:
Purchase of investments	(161,971)	(134,215)
Proceeds from sales and maturities of investments	131,624	145,484
Property and equipment purchases	(13,937)	(3,145)

Cash provided by (used in) investing activities	(44,284)	8,124

Cash flows from financing activities:
Proceeds from issuance of common stock, net	12,726	6,393
Proceeds from issuance of preferred stock, net	—	43,564
Payments on capital lease obligations	(157)	(342)
Proceeds from borrowings	40,000	—
Payments on borrowings	(80,979)	(5,147)
Payments on financing costs	(1,096)	—
Payments on repurchase of convertible debentures	—	(128,439)

Cash used in financing activities	(29,506)	(83,971)
Effect of exchange rate changes on cash and cash equivalents	953	(281)

Net decrease in cash and cash equivalents	(9,298)	(7,583)

Cash and cash equivalents:
Beginning of period	75,653	66,051

End of period	$66,355	$58,468

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,457	$2,195
Cash paid for income taxes	$4,892	$396
Supplemental schedule of non-cash investing and financing activities:
Accrued preferred stock dividend and amortization of redemption premium	$5,453	$4,647
Amortization of beneficial conversion feature	$1,086	$958
Beneficial conversion feature	$—	$17,583
Issuance (cancellation) of restricted stock	$408	$(56)

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any future period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K/A.

Note 2: Stock Based Compensation

     At September 30, 2004 the Company had three active stock option plans used as part of employee compensation and one active employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts).

SFAS No. 123

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income attributable to common shareholders as reported	$11,261	$8,193	$36,947	$14,385
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(3,375)	(2,035)	(8,303)	(6,763)
Add back: Amortization of stock-based compensation expense under intrinsic value method for all awards	95	173	618	446

Pro forma net income attributable to common shareholders	$7,981	$6,331	$29,262	$8,068

Basic and diluted income per share:
As reported	$0.14	$0.11	$0.46	$0.19
Pro forma	$0.10	$0.08	$0.36	$0.11

Note 3: Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$2,285	$3,512
Work in progress	—	6
Finished goods	1,696	2,658

Total inventories	$3,981	$6,176

Note 4: Other Current Assets

     Other current assets consist of (in thousands):

	September 30,	December 31,
	2004	2003
Prepaid expenses	$9,658	$10,749
Other receivables	2,167	2,278
Restricted cash	3,183	6,118

Total other current assets	$15,008	$19,145

Note 5: Product Warranties

     The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product, geographic location of its sale and other factors. The Company accrues for estimated product warranty claims for certain customers based primarily on historical experience of actual warranty claims as well as current information on repair costs. Accrued warranty costs as of September 30, 2004 were immaterial. Most customers purchase extended warranty contracts, which are accounted for under FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

     The Company also indemnifies its customers against claims that its products infringe certain copyrights, patents or trademarks, or incorporate misappropriated trade secrets. The Company has not been subject to any material infringement indemnification claims by customers in the past and does not have any material claims pending as of September 30, 2004.

Note 6: Other Accrued Liabilities

     Other accrued liabilities consist of (in thousands):

	September 30, 2004	December 31, 2003
Accrued sales and use taxes	$6,016	$8,066
Accrued restructuring	7,184	7,193
Accrued income taxes	18,822	16,817
Other accrued liabilities	27,165	32,714

Total	$59,187	$64,790

Note 7: Comprehensive Income

     Comprehensive income for the three months and nine months ended September 30 is calculated as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$13,484	$10,246	$43,486	$19,990
Unrealized gain (loss) on investments, net	549	(297)	(478)	(518)
Accumulated translation adjustments, net	495	(60)	405	610

Total comprehensive income	$14,528	$9,889	$43,413	$20,082

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

     Basic earnings per share for the three months and nine months ended September 30 are calculated using the two-class method as follows (in thousands, except percentages and per share data):

     Basic EPS — Two-Class Method

	Three months ended September 30,
	2004		2003
	Amount	EPS	Amount	EPS
Net income before cumulative effect of change in accounting principle	$13,484		$10,246
Preferred Stock dividend accretion and amortization	(2,223)		(2,053)

Net income attributable to common shareholders	11,261		8,193
Amount allocable to common shareholders(1)	72.7%		71%

Rights to undistributed income	$8,187	$0.14	$5,817	$0.11

Weighted average common shares outstanding	59,398		54,612
Weighted average shares of restricted common stock	(25)		—

Basic weighted average common shares outstanding	59,373		54,612

(1) Basic weighted average common shares outstanding	59,373		54,612
Weighted average additional common shares assuming conversion of Preferred Stock	22,222		22,222

Weighted average common equivalent shares assuming conversion of Preferred Stock	81,595		76,834

Amount allocable to common shareholders	72.7%		71%

	Nine months ended September 30,
	2004		2003
	Amount	EPS	Amount	EPS
Net income before cumulative effect of change in accounting principle	$43,486		$20,767
Preferred Stock dividend accretion and amortization	(6,539)		(5,605)

Net income attributable to common shareholders before cumulative effect of change in accounting principle	36,947		15,162
Amount allocable to common shareholders(1)	72.5%		72%

Rights to undistributed income before cumulative effect of change in accounting principle	$26,787	$0.46	$10,917	$0.20

Cumulative effect of change in accounting principle	$—		$(777)
Amount allocable to common shareholders(1)	72.5%		72%

Rights to undistributed cumulative effect of change in accounting principle	$—	$—	$(559)	$(0.01)

Net income attributable to common shareholders	$36,947		$14,385
Amount allocable to common shareholders(1)	72.5%		72%

Rights to undistributed income	$26,787	$0.46	$10,357	$0.19

Weighted average common shares outstanding	58,640		53,834
Weighted average shares of restricted common stock	(17)		—

Basic weighted average common shares outstanding	58,623		53,834

(1) Basic weighted average common shares outstanding	58,623		53,834
Weighted average additional common shares assuming conversion of Preferred Stock	22,222		20,494

Weighted average common equivalent shares assuming conversion of Preferred Stock	80,845		74,328

Amount allocable to common shareholders	72.5%		72%

     Diluted EPS

	Three months ended				Nine months ended
	September 30,				September 30,
	2004		2003		2004		2003
Net income attributable to common shareholders before cumulative effect of change in accounting principle	$11,261		$8,193		$36,947		$15,162
Preferred Stock dividend accretion and amortization	2,223		2,053		6,539		5,605

Net income before cumulative effect of change in accounting principle	$13,484		$10,246		$43,486		$20,767

Basic weighted average common shares outstanding	59,373		54,612		58,623		53,834
Dilutive effect of weighted average shares of restricted common stock	25		—		17		—
Dilutive effect of stock options	3,497		5,133		4,835		2,513
Dilutive effect of Preferred Stock assuming conversion	22,222		22,222		22,222		20,494

Diluted weighted average shares outstanding	85,117		81,967		85,697		76,841

Diluted earnings per share before cumulative effect of change in accounting principle	$0.16		$0.13		$0.51		$0.26

Cumulative effect of change in accounting principle	$—		$—		$—		$(0.01)

Diluted earnings per share attributable to common shareholders	$0.16	*	$0.13	*	$0.51	*	$0.25	*

*	Diluted earnings per share cannot be greater than basic earnings per share. Therefore, reported diluted earnings per share and basic earnings per share for the three months and nine months ended September 30 were the same.

     The diluted earnings per share calculation for the three months and nine months ended September 30, 2003 excluded shares issuable from the convertible subordinated debentures, as the inclusion of these shares would have been anti-dilutive. For purposes of this computation, the Company used $47.08, the conversion price of subordinated debentures as of August 2003, to determine the dilution effect of convertible subordinated debentures.

     As of September 30, 2004 and 2003, approximately 2.9 million and 3.0 million common stock options outstanding, respectively, have been excluded from the diluted earnings per share calculations, as the inclusion of these common stock options would have been anti-dilutive.

Note 9: Restructuring Charge

     In fiscal years 2002 and 2001, the Company reduced its workforce by 22% and 28%, respectively, and consolidated selected facilities in its continuing effort to better optimize operations. As of September 30, 2004, the total restructuring accrual was $11 million, of which, $7 million was a short-term liability recorded in other accrued liabilities, and $4 million was a long-term liability. Components of the restructuring accrual were as follows (in thousands):

			Other
	Severance and	Consolidation of	Restructuring
	Outplacement	Facilities Costs	Costs	Total
Balance at January 1, 2002	$2,157	$27,507	$101	$29,765
2002 provisions	7,120	1,744	—	8,864
2002 adjustments	(534)	14,074	—	13,540
2002 property write-downs	—	(1,744)	—	(1,744)
2002 payments	(7,459)	(21,622)	—	(29,081)

Balance at December 31, 2002	$1,284	$19,959	$101	$21,344

2003 adjustments	(471)	4,284	—	3,814
2003 payments	(813)	(7,295)	(101)	(8,210)

Balance at December 31, 2003	$—	$16,948	$—	$16,948

2004 payments	—	(5,900)	—	(5,900)

Balance at September 30, 2004	$—	$11,048	$—	$11,048

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

     The consolidation of facilities costs component of the restructuring accrual includes rent of unoccupied facilities, net of expected sublease income of $1 million, and write-offs of abandoned internal use software assets. The Company revised its estimate of future facility related obligations and increased the accrual by approximately $4 million in 2003 due to an increase in the estimate of the period of time necessary to sublet abandoned facilities as a result of the then-current real estate market conditions. The Company believes the restructuring accrual balance as of September 30, 2004, adequately covers future obligations associated with the unoccupied facilities, net of sublease income. The remaining accrual balance relates primarily to facilities identified in the 2001 restructurings and will be paid over the next four years.

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

     At December 31, 2003, the Company had $41 million outstanding under its borrowing agreements of which $2 million was paid prior to February 13, 2004 in accordance with the original payment terms and the remaining $39 million was refinanced with this new $100 million revolving credit facility on February 13, 2004. On September 1, 2004, the Company repaid the $40 million outstanding under the $100 million revolving credit facility. The Company was in compliance with all related covenants and restrictions as of September 30, 2004.

     In addition to the line of credit the Company has two outstanding bank guarantees with a European bank, which are required for daily operations such as payroll, import/export duties and facilities. As of September 30, 2004, approximately $3 million is recorded as restricted cash in other current assets on the balance sheet related to these bank guarantees.

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

     During the time that the Series B Convertible preferred stock is outstanding, the Company is obligated to accrue dividends on each share of the Series B convertible preferred stock, compounded on a daily basis at the rate of 10% per annum. The undeclared preferred stock dividends are forfeited in the event of conversion. Accrued dividends were $1.5 million and $1.3 million for the three months ended September 30, 2004 and 2003 respectively. For the nine months ended September 30, 2004 and 2003, accrued dividends were $4.3 million and $3.6 million, respectively. In addition to the dividend accrual, the Company is recording accounting charges associated with the accretion of the 125% redemption premium and the amortization of the beneficial conversion feature under the net interest method through January 21, 2013. The redemption premium of $17.6 million is calculated based on a redemption value of $62.5 million. Accretion of the redemption premium was $395,000 and $382,000 for the three months ended September 30, 2004 and 2003 respectively. Accretion of the redemption premium was $1,174,000 and $1,053,000 for the nine months ended September 30, 2004 and 2003 respectively. The beneficial conversion feature of $17.6 million is computed based on the difference between the conversion price of the preferred equity and the fair market value of the Company’s common stock on January 21, 2003. Amortization of the beneficial conversion feature was $366,000 and $349,000 for the three months ended September, 2004 and 2003, respectively. Amortization of the beneficial conversion feature was $1,086,000 and $958,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

Note 12: Convertible Preferred Stock Conversion and Public Offering

     On February 13, 2004, the Company filed a Registration Statement on Form S-3 for the registration of 12,000,000 shares of its common stock, 2,700,000 of which would be offered by the Company and 9,300,000 of which would be offered by selling shareholders. In connection with the offering, Vista agreed to convert all of its Series B convertible preferred stock into 22,222,222 shares of the Company’s common stock immediately prior to the completion of the offering. In consideration for this voluntary conversion, the Company agreed to issue Vista 200,000 additional shares of the Company’s common stock and pay Vista a $3 million transaction fee. On August 23, 2004, the Company announced that it was withdrawing the offering of the 12,000,000 shares of its common stock due to market conditions. As the offering was withdrawn without completion, the conversion agreement with Vista described above expired, without payments being made thereunder and accordingly, the Company expensed approximately $0.8 million in legal, accounting and printing costs incurred for the preparation of the public offering.

Note 13: Segment Information

     Under SFAS 131, Disclosures about Segments of an Enterprise and Related Information, the Company’s operations are reported in two operating segments, which are product and services. All financial segment information required by SFAS 131 can be found in the consolidated financial statements. For geographical reporting, revenues are attributed to the geographic location in which customers are invoiced and revenue is recognized. Long-lived assets consist of property and equipment and are attributed to the geographic location in which they are located. No single customer accounted for 10% or more of net revenues or accounts receivable for the three months and nine months ended September 30, 2004 and 2003.

     The following presents net revenues for the three months and nine months ended September 30, by geographic area (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues:
United States	$55,529	$57,587	$165,235	$172,886
United Kingdom	12,264	12,964	39,691	35,758
Other International (< 10% of total)	23,421	22,078	68,760	57,818

Total consolidated	$91,214	$92,629	$273,686	$266,462

     The following presents property and equipment by geographic area (in thousands):

	September 30, 2004	December 30, 2003
Long-lived assets (property and equipment):
United States	$61,932	$63,418
United Kingdom	1,853	3,116
Other International (<10% of total)	1,521	2,018

Total consolidated	$65,306	$68,599

     For management reporting purposes, the Company organizes software license revenues into five groups: call center, contact center integration, workforce management, customer self service and other. The following presents net revenues by product group for the three months and nine months ended September 30, 2004 and 2003 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Software license:
Call Center (ACD)	$8,675	$6,702	$24,722	$20,563
Workforce Management	5,722	6,526	16,448	13,938
Contact Center Integration	2,497	1,785	8,029	8,042
Customer Self Service (IVR)	620	3,102	2,285	5,683
Other	239	595	1,835	1,766

Total software license	17,753	18,710	53,319	49,992
Hardware:	13,040	11,582	35,455	31,905
Services:
Software license updates and product support	52,178	54,558	159,001	160,518
Professional services and education	8,243	7,779	25,911	24,047

Total services:	60,421	62,337	184,912	184,565

Total consolidated	$91,214	$92,629	$273,686	$266,462

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

     On May 20, 2003, Electronic Data Systems Corporation, or EDS, made a demand for arbitration with the American Arbitration Association in connection with the Master Services Agreement entered into with the Company and EDS in December 2000 where the Company outsourced certain IT needs to EDS. A dispute arose between the Company and EDS over the services and charges to be performed and paid under the Master Services Agreement and the Company terminated the Master Services Agreement for EDS’s breach of the agreement. EDS alleged that the Company breached the Master Services Agreement and implied warranties associated with the Master Services Agreement, and committed fraud and engaged in negligent misrepresentation in inducing EDS to enter into the Master Services Agreement. On June 11, 2003, the Company filed its answer and counterclaims in which it denied every allegation made by EDS, denied that EDS was owed any amount in damages, and counterclaimed that EDS breached the Master Services Agreement, committed fraud in inducing the Company to not terminate for cause the Master Services Agreement earlier, and engaged in fraudulent and unfair business practices. On May 4, 2004, the Company received the interim award of the arbitrator. The arbitrator ruled that EDS breached the Master Services Agreement and ordered EDS to pay damages to the Company in an amount which is not material to the Company. The arbitrator rejected the parties’ claims of fraud, negligent misrepresentation, fraudulent misrepresentation and fraudulent and unfair business practices. The arbitrator also allowed further briefing, if desired by EDS, to consider whether the Company performed services that should have been transferred to EDS, and if so whether EDS should be entitled to any lost profits associated with those services. In the parties’ respective briefs, EDS claimed it was entitled to between $1 million to $2.1 million in lost profits. The Company claimed EDS was entitled to nothing. On July 7, 2004, the arbitrator ruled that EDS is not entitled to any damages and affirmed the interim award of damages payable to the Company, which the Company is seeking to enforce. At a hearing held on September 7, 2004 before the California Superior Court for Santa Clara County, the Company’s petition to enforce the award was heard and approved; EDS waived its right to appeal the award. On October 1, 2004, the Court issued a ruling confirming that the petition could be filed with certain redactions and granting the petition to confirm the award. The Company is preparing the proposed judgment to be entered by the Court. As of September 30, 2004, the Company has not recorded the value of this award as it is an unrealized gain contingency and will recognize a gain when payment is received.

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

     EITF 03-01

     In March 2004, the FASB issued No. 03-1 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-01 once final guidance is issued.

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

     The Current Economic Environment

     The economic climate in which we operate has been difficult over the last three years, and capital spending has decreased dramatically. This climate has had a pronounced effect on our ability to generate new license fees, as IT budgets have been frozen and large capital expenditures like those required to purchase some of our products have been quite limited, with senior executive approval required in many cases. Additionally, competition for these more limited sales opportunities has increased, and we have seen intense price competition both for new licenses and for support services. While we believe our installed base continues to represent a solid recurring revenue opportunity and a significant cash flow generator, and we currently perceive improving global economic conditions and increased capital spending by our customers on information technology, we cannot provide any assurance that the pressures on IT spending will continue to ease or that the general economic climate will continue to improve. Continued competitive pressure and a weak economy could have a continuing pronounced effect on our operating results.

     Significant Financial Events in the Third Quarter of 2004

     In the third quarter of 2004, we generated $13 million in cash flow from operations and eliminated the remaining debt on our balance sheet by repaying $40 million in debt outstanding under our $100 million credit facility.

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

     To date, revenues from license fees have been derived from direct sales of software products to end users through our direct sales force and other alliance partners. Our ability to achieve revenue growth and improved operating margins, as well as increased worldwide sales, in the future will depend in part upon our success in expanding and maintaining these indirect sales channels worldwide.

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

Results of Operations

      The following table sets forth statements of operations data for the three months and nine months ended September 30, 2004 and 2003 expressed as a percentage of total revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues:
Software license	20%	20%	19%	19%
Hardware	14	13	13	12
Services:
Software license updates and product support	57	59	58	60
Professional services and education	9	8	10	9

Services	66	67	68	69

Total net revenues	100	100	100	100

Cost of revenues:
Cost of software license revenues	3	5	3	5
Cost of hardware revenues	10	10	9	10
Cost of services revenues	28	28	28	29

Total cost of revenues	41	43	40	44

Gross margin	59	57	60	56

Operating expenses:
Research and development	13	13	12	15
Selling, general and administrative	30	29	30	29
Restructuring charges	—	—	—	1

Total operating expenses	43	42	42	45

Income from operations	16	15	18	11
Interest income	1	1	1	1
Interest expense	(1)	(2)	(1)	(2)
Other expense	—	—	—	—

Net income before income taxes	16	14	18	10
Provision for income taxes	2	3	2	2
Cumulative effect of change in accounting principle	—	—	—	(1)

Net income	14	11	16	7
Less preferred stock dividend, accretion and amortization	(2)	(2)	(2)	(2)

Net income attributable to common shareholders	12%	9%	14%	5%

Revenues
($ in thousands)

	Three months ended			Nine months ended
	September 30,			September 30,
	2004	2003	% Change	2004	2003	% Change
Software license	$17,753	$18,710	(5)%	$53,319	$49,992	7%
Hardware	13,040	11,582	13	35,455	31,905	11
Services:
Software license updates and product support	52,178	54,558	(4)	159,001	160,518	(1)
Professional services and Education	8,243	7,779	6	25,911	24,047	8

Services	60,421	62,337	(3)	184,912	184,565	—

Total net revenues	$91,214	$92,629	(2)%	$273,686	$266,462	3%

     Net revenues decreased in the third quarter of 2004 compared to 2003 primarily from reduced revenues from software license updates and product support as a result of license consolidation and to a lesser degree pricing pressures as customers renewed support contracts within the last year. While overall product revenues increased, revenues shifted between software and hardware revenues in the third quarter of 2004 compared to 2003. Net revenues increased for the nine months ended September 30, 2004 compared to 2003 due to improving global economic conditions and increased capital spending by our customers on information technology, partially offset by a decrease in software license updates and product support.

     Net revenues derived from the Americas and from Europe and Asia constituted 65% and 35% of total revenues for the third quarter in both 2004 and 2003, respectively. Net revenues derived from the Americas constituted 64% and 67% of total revenues for the nine months ended September 30, 2004 and 2003, respectively. Net revenues derived from Europe and Asia Pacific constituted 36% and 33% of total revenues for the nine months ended September 30, 2004 and 2003, respectively.

     Software license revenues decreased in the third quarter of 2004 compared to 2003, primarily due to changes in demand between software and hardware products. For the nine months ended September 30, 2004 compared to 2003, software license revenues increased primarily due to an improving economic environment and changes in the product mix between hardware and software.

     Software license updates and product support revenues decreased in the third quarter of 2004 compared to 2003 and in the nine months ended September 30, 2004 compared to 2003, primarily due to a decline in renewals of software updates and support contracts within the last year with certain customers who consolidated several contact centers, as well as pricing discounts on certain support contract renewals.

     Professional services and education revenues consist primarily of installation of product, consulting services, and education fees. For the third quarter of 2004, professional services and consulting services revenues increased due to higher installation revenues of hardware, requiring greater demand on services. For the nine months ended September 30, 2004, professional services revenues increased due to greater demand for consulting services and training.

Gross Margin

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Gross software license margin	84%	74%	85%	76%
Gross hardware margin	32	20	28	11
Gross services margin	58	59	59	58

Total gross margin	59%	57%	60%	56%

     Gross margin on total revenues increased to 59% in the third quarter of 2004 from 57% in the corresponding period of 2003 primarily attributable to our focus on cost efficiencies and lower amortization costs. The three months and nine months ended September 30, 2003 included a charge for impairment of intangible assets and no comparable charge was recorded for the corresponding period in 2004. For the nine months ended September 30, 2004, gross margin on total revenues increased to 60% from 56% for the comparable period in 2003.

     Gross software license margin. Cost of software license revenues includes fees paid to various third parties and amortization of intangible assets. During the third quarter of 2004 as compared to 2003, cost of software license decreased by $2 million due primarily to lower amortization of intangible assets of $0.5 million and impairment of intangible assets of $2.0 million which was recorded for quarter ended September 30, 2003. For the nine months ended September 30, 2004 compared to 2003, cost of software license decreased by $3.9 million due to lower amortization of intangible assets of $1.5 million and impairment of intangible assets of $2.0 million. Additionally, increased sales of 7% for the nine months ended September 30, 2004, as compared to 2003 contributed to the higher gross software license margin.

     Gross hardware margin. Cost of hardware revenues includes labor, materials, overhead, and other directly allocated costs involved in the manufacture and delivery of our products. Gross hardware margin for the third quarter of 2004 and for the nine months ended September 30, 2004 increased over the comparable period of 2003, due to increased product revenues of $1.5 million and $3.6 million, respectively, reduced cost of hardware and the sale of excess and obsolete inventory previously written off. For the third quarter of 2004 and for the nine months ended September 30, 2004, cost of hardware was reduced by $0.5 million and $2.9 million over the comparable period of 2003, respectively, due to lower materials cost, freight cost and reduced excess and obsolete inventory write-downs. Included in the gross hardware margin for the nine months ended September 30, 2004 was a net benefit of $1.0 million related to the sale of excess and obsolete inventory previously written off while the comparable period in 2003 included a net charge to excess and obsolete inventory of $1.9 million.

     Gross services margin. Cost of service revenues consists primarily of employee salaries and benefits, facilities and systems costs to support maintenance, consulting and education. Cost of service revenues for the third quarter of 2004 as compared to 2003 remained relatively consistent. Cost of service revenues for the nine months ended September 30, 2004 as compared to 2003 decreased by $1.7 million primarily attributable to decreased IT and facilities expenses.

Operating Expenses

($ in thousands)

	Three months ended			Nine months ended
	September 30,			September 30,
	2004	2003	% Change	2004	2003	% Change
Research and development	$11,314	$12,274	(8)%	$33,843	$37,934	(11)%
Selling, general and administrative	27,702	26,809	3	81,502	77,271	5
Restructuring charges	—	—	—	—	2,997	(100)

Total operating expenses	$39,016	$39,083	—	$115,345	$118,202	(2)%

     Research and development, or R&D, expenses relate to the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities, IT and consulting expenses. The decrease in R&D expenses in the third quarter of 2004 from 2003 was mainly due to decreased IT and facilities expenses of $0.9 million. The decrease in R&D expenses in the nine months ended September 30, 2004 compared to 2003 was due to decreased IT and facilities expenses of $3.7 million and reduced salaries and benefits of $0.3 million due to lower headcount in the nine months ended September 30, 2004 compared to the same period in 2003. We anticipate that R&D expenses in the remaining quarter of 2004 will be relatively flat to slightly higher compared to the third quarter of 2004.

     Selling, general and administrative, or SG&A, expenses consist primarily of employee salaries and benefits, commissions, professional and consulting fees, facilities and IT costs. The increase in SG&A expenses in the third quarter of 2004 compared to 2003 was primarily due to increased consulting and professional fees of $1.5 million which included $0.8 million for legal, accounting and printing costs incurred for the preparation of our public offering which was subsequently withdrawn, foreign exchange losses of $1.1 million partially offset by decreased salaries and benefits of $1.6 million. The increase in SG&A expenses for the nine months ended September 30, 2004 compared to the comparable period in 2003 was primarily due to increased travel costs of $0.6 million, training costs of $1.4 million, foreign exchange losses of $0.4 million and stock-based compensation of $0.6 million partially offset by decreased salaries and benefits of $0.4 million, decreased consulting and professional fees of $0.9 million and reduced expenses in facilities and IT of $1.9 million. During the nine months ended September 30, 2003, a reversal of accounts receivable reserve of $4.1 million was recorded for the collection of previously reserved for receivables as compared to $1.0 million for the nine months ended September 30, 2004. We anticipate that SG&A expenses in the remaining quarter of 2004 will be relatively flat to slightly higher compared to the third quarter of 2004.

     Restructuring charges consist of costs related to severance, outplacement and consolidation of facilities related to workforce adjustments. In the second quarter of 2003, a restructuring charge of $3.0 million was recorded as a result of the revision of our estimate upward for future facility related obligations.

Interest and Other Income (Expense):

($ in thousands)

	Three months ended			Nine months ended
	September 30,			September 30,
	2004	2003	% Change	2004	2003	% Change
Interest income	$885	$650	36%	$2,596	$2,468	5%
Interest expense	(387)	(1,456)	(73)	(1,404)	(6,513)	(78)
Other expense	(314)	(376)	(16)	(684)	(277)	147

Total other income (expense)	$184	$(1,182)	(116)%	$508	$(4,322)	(112)%

     Interest income represents, primarily, earnings on short-term investments. Interest income increased for the third quarter of 2004 due to an increase in short-term investment holdings compared to the third quarter of 2003. Interest income increased for the nine months ended September 30, 2004 due to higher levels of cash and short-term investments compared to the comparable period in 2003.

     Interest expense decreased $1.0 million to $0.4 million for the third quarter of 2004, compared to $1.4 million for the comparable period in 2003 due to reduced debt obligations. Interest expense decreased $5.1 million to $1.4 million for the nine months ended September 30, 2004 compared to $6.5 million for the comparable period in 2003 which is attributable to the reduction in debt obligations associated with our convertible subordinated debentures.

     Other expense includes fees charged for bank services, gains or losses recognized on sale of investments and other non-operating income and expenses.

Provision for Income Taxes

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income before income taxes	$15,305	$12,821	$49,373	$25,839
Effective tax rate	11.9%	20.1%	11.9%	19.6%

     The tax rates for the third quarter and the nine months ended September 30, 2004 and 2003 varied from the statutory rate primarily due to having a full valuation allowance against U.S. based deferred tax assets. As a result, we provided only a nominal amount of tax expense in federal and state jurisdictions after utilizing a portion of our substantial U.S. net operating losses. Our tax rates for the aforementioned periods of 2004 and 2003 further varied from the statutory rate as a result of nondeductible expenses and the effect of tax rates in foreign jurisdictions differing from the U.S. statutory rate. The difference between the effective tax rates for the 2004 periods and the corresponding periods of 2003 is primarily due to a higher percentage of our overall net income and related income taxes being attributable to foreign jurisdictions in 2003. We reassess the necessity of our valuation allowance on a quarterly basis.

Liquidity and Capital Resources

     As of September 30, 2004, cash, cash equivalents, and short-term investments totaled $183.3 million, which represented 57% of total assets and our principal source of liquidity. In addition, we had restricted cash of $3.0 million related to various letter of credit agreements.

     The net cash provided by operating activities was $63.5 million for the nine months ended September 30, 2004, as compared to $68.5 million in the corresponding period of 2003. The main contributor to net cash provided by operating activities for the nine months ended September 30, 2004 was our improved net income. Cash collections from customers during the nine months ended September 30, 2004 were $289.0 million. In addition, we reduced our days sales outstanding during the period as compared to the same period in 2003 by 4 days to a days sales outstanding of 32 days as of September 30, 2004. From the second quarter of 2004 our days sales outstanding increased from 30 days to 32 days which can be attributed to delayed invoicing as a result of our Oracle 11i implementation this quarter. Days sales outstanding is calculated by using the average accounts receivable balance for the quarter ended divided by the estimated daily revenue for the quarter.

     The net cash used in investing activities was $44.3 million in the nine months ended September 30, 2004 compared to net cash provided by investing activities of $8.1 million in the corresponding period of 2003. Net cash used in investing activities for the nine months ended September 30, 2004, related to the net purchase of short-term investments of $30.3 million and property and equipment of $13.9 million compared to the similar period in 2003 in which the net proceeds from the sale of short-term investments amounted to $11.3 million and purchase of property and equipment amounted to $3.1 million. The increase of $10.8 million for property and equipment purchases was principally for the upgrade of our information systems and computer equipment.

     The net cash used in financing activities was $29.5 million in the nine months ended September 30, 2004 compared to $84 million net cash used in financing activities in the corresponding period of 2003. Net cash used in financing for the nine months period ended September 30, 2004, was primarily the result of net payments on borrowings of $40.9 million and payments for financing costs of $1.1 million offset by $12.7 million in proceeds from the issuance of common stock relating to the exercise of employee stock options. For the similar period in 2003, net cash used in financing activities was the result of payments on borrowings of $5.1 million and the repurchase of convertible debentures of $128.4 million offset by net proceeds of $43.6 million related to issuance of Series B preferred stock and $6.3 million in proceeds from issuance of common stock relating to employee stock purchase plan and the exercise of employee stock options.

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

     The preceding financial covenants are applicable to the quarter ended March 31, 2004 and all quarters thereafter. The definitions of the terms for these financial covenants can be found in the Amended and Restated Credit Agreement filed as Exhibit 99.1 to our Form 8-K filed April 20, 2004. On September 1, 2004, we repaid the $40 million outstanding under the $100 million revolving credit facility and may presently borrow against the revolving credit facility. We were in compliance with all related covenants and restrictions for the revolving credit facility as of September 30, 2004.

     In addition to the above revolving credit facility, we had outstanding bank guarantees with a European bank that are required for daily operations such as payroll, import/export duties and facilities. As of September 30, 2004, approximately $3 million is recorded as restricted cash on the balance sheet related to these bank guarantees.

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

Contractual Obligations

     The following table reflects a summary of our contractual obligations as of September 30, 2004 (in thousands):

	Payments Due by Period
		Less
		Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
			(In thousands)
Capital lease obligations	$361	$181	$27,311	$42	$—
Operating leases	69,697	4,680	27,311	8,905	28,801
Purchase obligations(a)	53,286	18,286	20,000	14,000	1,000

Total contractual obligations	$123,344	$23,147	$47,449	$22,947	$29,801

(a)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

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

     Our revenues and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. Some of these factors include:

•	changes in demand for our products and services;

•	a shift in the timing or shipment of a customer order from one quarter to another;

•	product and price competition;

•	our ability to develop and market new products and services and control costs;

•	timing of new product introductions and product enhancements;

•	failure by our customers to renew existing support or maintenance agreements in a timely manner, if at all;

•	mix of products and services sold;

•	delay or deferral of customer implementations of our products;

•	size and timing of individual license transactions;

•	length of our sales cycle;

•	changes in domestic and foreign markets;

•	success in growing our distribution channels;

•	acquisitions by competitors; and

•	performance by outsourced service providers, and the costs of the underlying contracts of these providers, that are critical to our operations.

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

     We derive a significant portion of our revenues from support contracts. As a result, if we lose a major customer or if a support contract is delayed, reduced or cancelled, our revenues could be adversely affected. In addition, customers who have accounted for significant revenues in the past may not generate the same amounts of revenues in future periods. We also depend on our existing customers to purchase new products that we introduce to the market. We may not be able to obtain new customers to replace any existing customers that we lose.

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

     We have upgraded certain of our information systems to Oracle 11i and intend to upgrade or replace certain other information systems that support our operations, including systems to manage order processing, shipping, support entitlement, accounting and internal computing operations. Many of these systems are proprietary to us and are very complex. We may not be successful in implementing these new systems and transitioning data from our old systems to the new systems. Any failure or significant downtime in our information systems could prevent us from taking customer orders, shipping products, providing services or billing customers and could harm our business. For example, we experienced delays in invoicing in the quarter ended September 30, 2004 which delayed collections, increased DSOs relative to the prior quarter, and increased accounts receivable for the quarter.

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

     Moreover, during the last fiscal quarter, we completed a major phase of our implementation of Oracle 11i, an upgrade to our information systems that supports our operations, including systems to manage order processing, shipping, support entitlement, accounting and internal computing operations. This implementation constitutes a material change to our internal controls over financial reporting. In the course of our general evaluation of our internal controls and our third quarter close process, we identified seven significant deficiencies in the design and operation of our internal controls some of which we have already addressed and some of which we are now in the process of remediating. We will continue to evaluate our internal control structures and processes. It is possible that as we continue our Section 404 compliance efforts we will identify further significant deficiencies or material weaknesses in the design and operation of our internal controls. We may be unable to remediate any of these matters in a timely fashion, and/or our independent auditors may not agree with our remediation efforts in connection with their Section 404 attestation. Such failures could impact our ability to record, process, summarize and report financial information, and could impact market perception of the quality of our financial reporting, which could adversely affect our business and our stock price.

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

     The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. From January 1, 2003 to September 30, 2004, the closing price per share of our common stock has ranged from a low of $2.86 to a high of $19.45. The stock markets have experienced significant price and trading volume fluctuations. The market for technology has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

Vista has been granted certain approval rights as to particular corporate actions and owns Series B convertible preferred stock representing, on an as converted basis, approximately 27% of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to the information appearing under the caption “Quantitative and Qualitative Disclosures About Market Risk” of the Registrant’s 2003 Annual Report on Form 10-K/A, which information is hereby incorporated by reference. The Company believes there were no material changes in the Company’s exposure to financial market risk during the third quarter of 2004.

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

     During the last fiscal quarter, we completed a major phase of our implementation of Oracle 11i, an upgrade to our information systems that supports our operations, including systems to manage order processing, shipping, support entitlement, accounting and internal computing operations. This implementation constitutes a material change to our internal controls over financial reporting.

     In the course of our continuing evaluation of our internal controls and our third quarter close process, we identified seven significant deficiencies in the design and operation of our internal controls, some of which we have already addressed and some of which are now in the process of remediation. We are continuing to evaluate our internal control structures and processes. See “Business Environment and Risk Factors — Regulatory changes affecting our industry and future changes to generally accepted accounting principles may negatively impact our ability to operate our business.”

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

     On May 20, 2003, Electronic Data Systems Corporation, or EDS, made a demand for arbitration with the American Arbitration Association in connection with the Master Services Agreement entered into with us and EDS in December 2000 in which we outsourced certain IT needs to EDS. A dispute arose between us and EDS over the services and charges to be performed and paid under the Master Services Agreement and we terminated the Master Services Agreement for EDS’s breach of the agreement. EDS alleged that we breached the Master Services Agreement and implied warranties associated with the Master Services Agreement, and committed fraud and engaged in negligent misrepresentation in inducing EDS to enter into the Master Services Agreement. On June 11, 2003, we filed our answer and counterclaims in which we denied every allegation made by EDS, denied that EDS was owed any amount in damages, and counterclaimed that EDS breached the Master Services Agreement, committed fraud in inducing us to not terminate for cause the Master Services Agreement earlier, and engaged in fraudulent and unfair business practices. On May 4, 2004, we received the interim award of the arbitrator. The arbitrator ruled that EDS breached the Master Services Agreement and ordered EDS to pay damages to us in an amount which is not material to us. The arbitrator rejected the parties’ claims of fraud, negligent misrepresentation, fraudulent misrepresentation and fraudulent and unfair business practices. The arbitrator also allowed further briefing, if desired by EDS, to consider whether we performed services that should have been transferred to EDS, and if so whether EDS should be entitled to any lost profits associated with those services. In the parties’ respective briefs, EDS claimed it was entitled to between $1 million to $2.1 million in lost profits. We claimed EDS was entitled to nothing. On July 7, 2004, the arbitrator ruled that EDS is not entitled to any damages and affirmed the interim award of damages payable to us, which we are seeking to enforce. At a hearing held on September 7, 2004 before the California Superior Court for Santa Clara County, our petition to enforce the award was heard and approved; EDS has waived its right to appeal the award. On October 1, 2004, the Court issued a ruling confirming that the petition could be filed with certain redactions and granting the petition to confirm the award. We are preparing the proposed judgment to be entered by the Court.

Item 5. Other Information Not Required To Be Reported

     In October 2004, Gary Wetsel, our Chief Financial Officer, entered into a trading plan designed to conform with the affirmative defense provided under Rule 10b5-1(c) under the Securities Exchange Act of 1934 whereby he will exercise and sell options to purchase up to 120,000 shares of common stock on a periodic basis through the end of 2005. As of the date of adoption of the plan, the shares subject to the plan constituted less than 23% of Mr. Wetsel’s total holdings in Aspect common stock.

Item 6. Exhibits

A. Exhibits

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

Date: November 9, 2004

EXHIBIT INDEX

31.1	Gary E. Barnett’s Certification pursuant to 13a-14(a) as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

31.2	Gary A. Wetsel’s Certification pursuant to 13a-14(a) as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

32.1	Gary E. Barnett’s and Gary A. Wetsel’s Certification pursuant to 18. U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.