Form 10-K
period 2004-12-31
ASPECT COMMUNICATIONS CORP
filed 2005-03-15
CIK 779390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, $0.01 par value
(Title of class)
Preferred Share Purchase Rights
(Title of class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act)     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004, was $838,424,317 based upon the last sale price reported for such date on the Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons known to the Registrant (based on information provided by such persons and/or the most recent schedule 13G’s filed by such persons) to beneficially own more than 5% of the Registrant’s Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily a conclusive determination for other purposes.
      The number of shares of the Registrant’s Common Stock outstanding as of February 28, 2005, was 60,984,371.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

ASPECT COMMUNICATIONS CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

FORWARD-LOOKING STATEMENTS
      The matters discussed in this report including, but not limited to, statements relating to anticipated capital budget and spending levels for research and development, and selling, general and administrative expenses, adequacy of our financial resources to meet currently anticipated cash flow requirements for the next twelve months, lack of significant changes in financial market risk exposures to the Company, and general economic conditions are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Such forward-looking statements, which may be identified by phrases such as “we anticipate”, “we expect”, and “on a forward-looking basis”, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific factors that may cause results to differ include the hiring and retention of key employees; changes in product line revenues; insufficient, excess, or obsolete inventory and variations in valuation; and foreign exchange rate fluctuations. For a discussion of additional risks, see “Risk Factors”, appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

PART I

Item 1.	Business
Company Overview
      We are a leading provider of contact center solutions and services that enable businesses to manage and optimize customer communications. We develop, market and license products that enable our customers to manage their customer-care related communications, workforce and information in ways best suited for their businesses. Our products and services help businesses to manage their customer interactions in ways that drive greater customer intimacy, while increasing the effectiveness and productivity of the workforce. Our products can be used by businesses to connect their customers to live and self-service resources regardless of the user’s location and communication channel. We have focused on contact center solutions since our inception in 1985. We have a global customer base that includes more than two-thirds of the Fortune 50, in a broad range of industries including transportation, financial services, insurance, telecommunications and outsourcing. We are headquartered in San Jose, California, with offices around the world.
Industry Overview
      The contact center is becoming an increasingly important component of business strategy, evolving from being perceived as a cost center used to process customer interactions into a commerce center that can provide greater strategic value. Historically, call centers were viewed as a necessary expense for providing customer support, primarily utilizing telephone communications. Today, enterprises manage customer communications across a wide variety of technologies, including email, Web, and short messaging communications. Therefore, traditional voice-based call centers are evolving to serve customers via a variety of communications channels and transport technologies including both traditional Public Switched Telephone Network or PSTN, as well as the newer Internet Protocol, or IP. Also, the strategic value of contact centers is increasing because detailed customer information generated by contact centers can be used more frequently and more easily than in the past to help drive business decisions. This is because the technologies necessary to integrate data and turn them into meaningful information have increased in sophistication, are easier to use and are cost-effective to acquire and integrate. Therefore, it is becoming easier for enterprises to use contact center information to understand customer buying trends, target markets more effectively, and increase revenue. This confluence of factors is helping businesses consider new ways to use their contact centers to drive commerce instead of viewing them as just cost centers.
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
      The Trend Towards Remote Contact Center Solutions. Advances in contact center technology and the reduction of international communications costs have been driving a significant industry trend towards remote call center solutions. Companies save substantial labor costs and are able to more cost-effectively provide around the clock customer support by off-shoring, or moving contact centers to international or other off-site locations, or by outsourcing contact center services to third parties. For example, companies have been moving or outsourcing their contact centers to countries such as India and the Philippines that have large, educated workforces but lower labor costs. The outsourcing and off-shoring of contact center operations and the globalization of customer bases will increase the demand for contact center solutions that can function seamlessly across global data networks and manage the related security and quality control challenges. Many companies are exploring options to centralize the management of contact centers while geographically dispersing agents with the aim of reducing costs while simplifying administration, reporting and analysis.
      Workforce Management and Optimization Challenge. The most significant cost in operating a contact center is personnel and related expenses. The complexity of contact center operations and the related demands being placed on contact center managers create the need for effective tools for forecasting, scheduling, staffing, managing and optimizing contact center operations. Workforce management software allows supervisors to efficiently and effectively manage the challenges of contact center labor. An optimal workforce management solution helps forecast customer demand based on changing business and customer requirements, schedules staff according to agent skill level and customer demand, and plans employee schedules. Also, it accommodates new communication media as they are added and integrates with training applications so agent training on new products or skills is part of the agent’s work schedule. By matching the contact center operational needs with individual agent schedule preferences and skill sets, contact center managers can improve employee retention and job satisfaction and increase productivity in a cost-effective manner.
      Analytics and Consolidated Reporting. Multiple communications media, geographically dispersed sites and increasing pressures to increase operational efficiency are generating demand for applications that enable users to capture and view data in dynamic and timely ways. These applications must gather data from a variety of media and contact center applications into an open standards based repository against which standard tools can be applied for analysis and reporting. They must be dynamic enough to allow users to view high-level operational metrics as well as to allow them to view details specific to particular agents. This enables users to make informed decisions and rapid changes to how customer interactions are being handled based on the depth and breadth of information they can access.
      The Emergence of VoIP. Voice over Internet Protocol, or VoIP, together with other Internet technologies is anticipated to be the next major trend in communications. VoIP permits the movement of voice traffic over an Internet Protocol based network, lowering transmission costs relative to the PSTN, both by enabling the consolidation of networks and by bypassing the toll charges for long distance voice transmissions. Instead of two separate networks for voice and data, voice calls flow over the data network like other communications such as e-mail. Therefore, in order to optimize VoIP, contact centers must employ software-based applications that blend voice, e-mail and Web communications into a single queue and route them intelligently over a data network to the optimal destination. Convergence of voice and data networks in the contact center has been and will continue to be evolutionary due to its mission critical role in business. This will drive the need for a migration strategy which is not disruptive to businesses and which offers support for legacy and converged networks.
Products
      We develop, market and support software and hardware products designed to enable organizations to provide a high level of service to their customers. Our solutions are based on our Uniphi architecture, which connects the contact center to the enterprise by integrating the applications that drive customer communications, customer and contact center information, and workforce productivity. We offer our software products as integrated suites or separate modules, depending on customer requirements. Aspect offers three product lines for managing contact center communications, workforces and information:
      Classic The Classic product line encompasses Aspect’s products for managing contact centers based mostly on the traditional PSTN network. The Classic product line offers a full set of products for receiving, managing and routing live- and self-service interactions (both phone and Web-based email and chat), and computer-telephony integration: the Aspect Call Center, Aspect Contact Server, Aspect Enterprise Contact Server, and Aspect Customer Self-Service. The Classic product line also includes Aspect Uniphi Connect, which was introduced in 2004 and allows customers to bridge from traditional solutions to next-generation Voice-over-IP solutions.
      Aspect Uniphi Suite The Uniphi Suite product line includes Aspect’s next-generation products that are designed to harness the power, flexibility and intelligence of an IP environment. The product line takes its name from the primary product in this category, Aspect Uniphi Suite, which is an integrated set of advanced contact center applications that deliver a full range of contact center functionality. Further, Uniphi Suite is built using open standards-based software, with a consistent single point of control for viewing and managing contact center operations. Uniphi Suite’s functionality includes call center capabilities; computer-telephony integration as well as integration support for various data sources; the handling and routing of voice calls, internet-based mail and chat, and other sophisticated integration with Aspect’s eWorkforce Management product.
      Workforce Productivity The Workforce Productivity product line encompasses Aspect’s products for managing contact center workforces for optimal productivity. Products in this category offer a range of functionality including, for example, modules for scheduling, forecasting and notification. Customers can customize a workforce productivity solution for their contact centers and use the functionalities most appropriate for their business. Included in this product line are Aspect eWorkforce Management, Aspect Customer DataMart, and Aspect Agent Performance Optimization and AIMCall which is a sophisticated analytic tool for building applications to report on and analyze a wide-range of contact center data.
Technology and Architecture
      Our Uniphi business communications architecture extends the contact center across the enterprise by integrating the complex applications that drive customer communications, customer and contact center information, and workforce productivity.
      Our open architecture is modular, flexible and interoperable within multi-vendor environments. We make use of open standards in the design of our products to optimize the integration and interoperability with third-party technologies and applications such as quality monitoring and recording, outbound dialing and analytics. In addition, we offer integration modules that make connecting to a wide range of applications in the contact center and the enterprise less costly than developing customized interfaces to proprietary systems. We offer connectivity to key customer relationship management applications from leading vendors such as SAP and Siebel Systems. By integrating with these applications, our solutions deliver valuable customer information to any live or self-service resource serving any given customer.
      Standards-based products are a critical part of our Uniphi solutions. As such, we ensure compliance with a range of communications, workforce management and information exchange standards. In addition, we also support common operating systems, languages, hardware, networking protocols, database and data storage mediums and front office applications.
      We continuously evaluate and invest in emerging standards. We developed our open architecture to easily accommodate the integration of emerging technologies such as Web services and Voice eXtensible Markup Language or VXML, and support our customer’s choice of standards. In addition, we enable our customers to create and quickly modify business rules to drive live and self-service communications between them and their customers. Our open architecture provides a flexible and low-cost solution that scales to address the evolving communication and infrastructure demands of our customers.

Customer Service and Support
      We believe that superior customer service and support is critical to retaining and expanding our customer base. Our customer service group provides technical support and maintenance, consulting, installation and education services to help our customers successfully implement, upgrade and use our products.
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
      Our education services include training courses that are provided in our training centers or at customer sites around the world. These services are generally billed on a per person, per class basis.
Customers
      We have a well established global customer base including more than two-thirds of the Fortune 50, with customer deployments worldwide across a broad range of industries and markets including transportation, financial services, insurance, telecommunications and outsourcing. No customer accounted for 10 percent or more of revenue in 2004.
Sales and Marketing
      We sell and market our products and services in the U.S. primarily through our direct sales force and internationally through our direct sales force and VARs. Our direct sales force is comprised of inside sales and field sales personnel. Our sales people are located in more than 20 major cities worldwide. Our sales efforts target companies of varying sizes across diverse industries. A key aspect of our sales strategy is to increase sales through indirect channels including VARs and SIs. In addition, we plan to continue to develop alliances with key technology partners who integrate their products or services with our products or services to offer customers a complete solution.
      We have a variety of marketing programs designed to create global brand recognition and market awareness for our product and service offerings. We market our products and services through our Web site, direct mail and online and print advertising. In addition, our marketing initiatives include hosting user conferences and active participation in tradeshows and industry events, cooperative marketing efforts with our customers and partners, publication of technical and educational articles in industry journals, sales training, product and strategy updates with industry analysts and speaking engagements. Our marketing organization also produces materials in support of sales to prospective customers that include programs and materials, brochures, data sheets, white papers, presentations, demonstrations and other marketing tools.
Research and Development
      Our product development efforts are focused on improving and enhancing our existing products as well as developing new products to broaden our offerings in the market we serve. These efforts are largely driven by current and anticipated customer and strategic partner needs. Our research and development expenditures for 2004, 2003 and 2002 were $44.5 million, $49.3 million and $56.8 million, respectively, which represented 12%, 14% and 14% of total revenues, respectively.

Manufacturing
      We outsource our manufacturing operations to contract manufacturers. Our products include materials with varying lead times, generally 30 to 90 days ahead of the required date of delivery. Because this is a longer time frame than the average customer order to shipment cycle, our contracts with our contract manufacturers generally authorize them and commit us to acquire materials and build standard sub-assemblies based on forecasted production requirements. Upon receipt of firm orders from our customers, we instruct our contract manufacturers to assemble, configure, test and ship systems to meet our customers’ request dates. We have established manufacturing procedures with our contract manufacturers that are designed to achieve rapid response to customer orders.
      We depend on certain critical components such as certain server computers, integrated circuits, power supplies, cables and plastic housings in the production of our products. Some of these components are obtained only from single suppliers and only in limited quantities, although we have taken steps to mitigate the risk presented by our dependence on limited suppliers and quantities, including purchasing quantities of these components that we believe will meet anticipated needs and by designing our products in a way that will allow us to modify our products if necessary to accommodate alternate supplier components.
Product Backlog
      Our backlog as of December 31, 2004, was approximately $6.0 million compared with a backlog of approximately $7.4 million as of December 31, 2003. Our backlog includes only orders confirmed with a purchase order to be shipped within 90 days to customers with approved credit status. While we believe that all of the orders included in our backlog are firm we may determine that it is in our best interest to allow orders to be cancelled without penalty.
Competition
      The contact center market in which we operate, which includes ACD, IVR, CTI, workforce management and reporting and analytics vendors, is intensely competitive and rapidly changing.
      Product lines with which we compete in the ACD, IVR and CTI portion of the market include those offered by diversified communications equipment companies such as Avaya; Cisco Systems; Genesys, a subsidiary of Alcatel; Intervoice; Nortel Networks and Siemens.
      Product lines with which we compete in the workforce management software and reporting and analytics portion of the market include those of Blue Pumpkin (acquired by Witness Systems in 2005) and IEX, a subsidiary of Tekelec, and those of diversified communications equipment companies like Genesys. Other communications equipment companies such as Avaya also compete against us in these markets through vendor alliances they have established.
      The principal competitive factors in our industry include functionality, quality, reliability, performance, price, level of customer support, reputation, timely introduction of new products, investment protection, and market presence. We believe we have competed effectively to date with respect to these factors.
      Our future anticipated growth and success will depend on our ability to compete favorably on the basis of the above factors, as well as by developing superior, cost-effective products, continuing to develop alliances with key technology partners, providing superior customer service and support, and expanding our market reach relative to our competitors. Many of our competitors have greater name recognition, larger installed customer bases, longer operating histories and significantly greater financial, technical, sales, marketing and other resources than we do. Our competitors could therefore devote substantial resources to developing and marketing products with superior features, scalability and functionality at lower prices than our products, and could also bundle existing or new products with other more established products in order to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with our other competitors.

Intellectual Property
      We rely on a combination of patent, trademark, copyright and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We file patent applications to protect inventions and improvements that are significant to the development of our business. As of January 31, 2005, we held 114 issued United States patents and a lesser number of issued foreign patents and have pending 35 United States patent applications and a lesser number of corresponding foreign patent applications that cover various components of our technology. Our United States issued patents expire on dates ranging from 2005 through 2022. There can be no assurance that any of the claims in the pending applications will be allowed, that any issued patents will be upheld, that competitors will not circumvent our patents, or that any patents or licenses will provide competitive advantages for us or our products. Historically, the revenues we have generated from the licensing of our patent portfolio have not been material, although the portfolio continues to support our hardware and software revenue generation efforts.
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
      Despite our efforts to protect our intellectual property, there is no assurance that the steps we take will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. The laws of many countries do not protect proprietary technology to as great an extent as do the laws of the United States. Moreover, the market for our products is subject to rapid technological change and therefore we also believe that factors such as the technological and creative skills of our personnel and new product developments and enhancements are essential to establishing and maintaining a technology leadership position. Accordingly, although we believe our patent portfolio is valuable to our business generally, we do not view any particular patent or patents we possess as particularly significant to our business.
Employees
      As of December 31, 2004, we had 1,254 full-time employees. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe that our relationship with our employees is good.
Website Posting of SEC Filings
      Our website provides a link to our SEC filings, which are available on the same day such filings are made. The specific location on the website where these reports can be found is http://www.aspect.com/ir/financials/index.cfm. Our website also provides a link to Section 16 filings which are available on the same day such filings are made.

Item 2.	Properties
      As of December 31, 2004, our headquarters occupied three office buildings, totaling approximately 285,000 square feet, in San Jose, California. Two of the buildings are owned and the third building is leased. The owned buildings total approximately 209,000 square feet. We occupy approximately 90,000 square feet in facilities located in Tennessee that are leased through 2006. We also occupy 105,000 square feet in facilities located in Massachusetts that are leased through 2009. Other North American sales and support functions operate from various leased multi-tenant offices nationwide covering a total of 61,000 square feet with leases expiring as late as 2010. Additionally, we lease approximately 244,000 square feet of space in North America that is currently unoccupied, of which we sublease approximately 39,000 square feet as of December 31, 2004.
      We have several leased facilities to support our European operations. Our principal U.K. operations are located near London in facilities totaling approximately 30,000 square feet and are leased through 2023. Other significant European facilities are located in Germany and the Netherlands. In Asia, we occupy sales and support offices in Japan, Singapore, Hong Kong and Australia.

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
      On May 20, 2003, Electronic Data Systems Corporation, or EDS, made a demand for arbitration with the American Arbitration Association in connection with the Master Services Agreement entered into with us and EDS in December 2000 in which we outsourced certain IT needs to EDS. A dispute arose between us and EDS over the services and charges to be performed and paid under the Master Services Agreement and we terminated the Master Services Agreement for EDS’s breach of the agreement. EDS alleged that we breached the Master Services Agreement and implied warranties associated with the Master Services Agreement, and committed fraud and engaged in negligent misrepresentation in inducing EDS to enter into the Master Services Agreement. On June 11, 2003, we filed our answer and counterclaims in which we denied every allegation made by EDS, denied that EDS was owed any amount in damages, and counterclaimed that EDS breached the Master Services Agreement, committed fraud in inducing us to not terminate for cause the Master Services Agreement earlier, and engaged in fraudulent and unfair business practices. On May 4, 2004, we received the interim award of the arbitrator. The arbitrator ruled that EDS breached the Master Services Agreement and ordered EDS to pay $1.4 million in damages to us. The arbitrator rejected the parties’ claims of fraud, negligent misrepresentation, fraudulent misrepresentation and fraudulent and unfair business practices. The arbitrator also allowed further briefing, if desired by EDS, to consider whether we performed services that should have been transferred to EDS, and if so whether EDS should be entitled to any lost profits associated with those services. In the parties’ respective briefs, EDS claimed it was entitled to between $1 million to $2.1 million in lost profits. We claimed EDS was entitled to nothing. On July 7, 2004, the arbitrator ruled that EDS is not entitled to any damages and affirmed the interim award of damages payable to us. Judgment has been entered by the California Superior Court for Santa Clara County and EDS paid the amounts owed to us in December 2004.

Item 4.	Submission Of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

	2004 Quarters Ended

	Dec. 31	Sept. 30	June 30	Mar. 31

Quarterly per share stock price:
High	$11.42	$14.08	$16.47	$19.45
Low	$8.64	$7.37	$11.31	$13.94

	2003 Quarters Ended

	Dec. 31	Sept. 30	June 30	Mar. 31

Quarterly per share stock price:
High	$16.55	$9.19	$3.90	$3.69
Low	$8.80	$3.53	$2.86	$2.94
      Aspect Communications Corporation’s common stock is traded on The Nasdaq National Market under the symbol “ASPT”. As of December 31, 2004, there were approximately 1,001 shareholders of record of Aspect’s common stock.
      We have never paid cash dividends on our common stock and the terms of our credit arrangement prohibit our declaration of cash dividends without bank consent. Pursuant to the terms of the Series B convertible preferred stock set forth in our Certificate of Determination of Rights, Preferences and Privileges of Series B Convertible Preferred Stock, we may not declare or pay dividends on any class of stock junior to that of the Series B convertible preferred stock without the prior written consent of the holders of a majority of the shares of the Series B convertible preferred stock then outstanding. Additionally, we are now obligated to accrue dividends on each share of Series B convertible preferred stock, compounded on a daily basis at the rate of 10% per annum. The undeclared preferred stock dividends are forfeited in the event of conversion. We are permitted to pay up to 50% of accrued dividends in the form of Common Stock. If there has been no conversion or no cash dividend payments upon the tenth anniversary of the date of issuance of the Series B convertible preferred stock, we are required to pay a redemption amount equal to 125% of the original purchase price of the stock plus accumulated unpaid dividends to the Series B convertible preferred shareholders. Subject to the foregoing, we currently anticipate that we will retain all available funds for use in our business.

Item 6.	Selected Consolidated Financial Data

	Years Ended December 31,

	2004	2003	2002(a)	2001(b)	2000(c)

	(In thousands, except per share, percentages, and employee data)
Net revenues	$370,437	$363,848	$396,061	$445,773	$589,306
Gross margin	221,881	208,799	155,043	207,113	305,081
(% of net revenues)	60%	57%	39%	46%	52%
Research and development	44,467	49,250	56,844	96,003	109,427
(% of net revenues)	12%	14%	14%	21%	19%
Selling, general and administrative	109,894	106,497	150,726	224,532	235,457
(% of net revenues)	30%	29%	38%	50%	40%
Net income (loss) from operations	67,520	49,238	(74,931)	(157,373)	(44,821)
(% of net revenues)	18%	13%	(19)%	(35)%	(8)%
Net income (loss) attributable to common shareholders	52,449	$29,025	$(108,299)	$(156,250)	$(37,288)
(% of net revenues)	14%	8%	(27)%	(35)%	(6)%
Earnings (loss) per share:
Basic	$0.65	$0.39	$(2.06)	$(3.03)	$(0.73)
Diluted	$0.65	$0.39	$(2.06)	$(3.03)	$(0.73)

	As of December 31,

	2004	2003	2002	2001	2000

Cash, cash equivalents, short-term investments, and marketable equity securities	$202,631	$163,992	$146,100	$135,149	$180,958
Working capital (deficit)	131,422	89,443	(34,860)	107,107	187,454
Total assets	340,504	310,585	325,722	495,038	631,936
Long-term debt(d)	155	39,436	41,243	209,367	173,893
Shareholders’ equity	$155,216	$87,016	$21,697	$125,494	$280,475
Shares outstanding	60,371	56,959	53,038	51,890	51,125
Capital spending	$16,720	$5,740	$10,694	$49,950	$66,093
Regular full-time employees	1,254	1,291	1,391	1,842	2,740

(a)	Upon adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, we recorded a non-cash charge of $51 million as a cumulative effect of a change in accounting principle effective January 1, 2002, for the impairment of the goodwill related to the Products segment.

During 2002, we recorded an impairment charge of $39 million to write off certain acquired intangible assets relating to previous acquisitions, a restructuring charge of $22 million, gains of $7 million on extinguishment of debt in other income, an impairment of $9 million to write-down a long-term investment and a $27 million tax benefit related to a refund from tax law changes.

(b)	During 2001, we recorded a restructuring charge of $44 million.

(c)	In February 2000, we acquired PakNetX Corporation. The transaction was accounted for as a purchase and a charge of $5 million was recorded for purchased in-process technology that had no alternative uses.

During 2000, we recorded a gain on the sale of appreciated equity securities of $20 million.

(d)	Long-term debt as of December 31, 2004 included the long-term portion of capital lease obligations of $155,000. Long-term debt as of December 31, 2003 included long-term borrowings of $39 million and the long-term portion of capital lease obligations of $50,000. Long-term debt as of December 31, 2002 included long-term borrowings of $41 million and the long-term portion of capital lease obligations of $189,000. Long-term debt as of December 31, 2001 included convertible subordinated debentures of

$184 million, long-term borrowings of $25 million and the long-term portion of capital lease obligations of $299,000. Amounts in 2000 include capital lease obligations of $852,000 and included in 2000 are balances relating to the convertible subordinated debentures.

The convertible subordinated debentures could be put to us on August 10, 2003. Accordingly, we classified the debentures as current liabilities as of December 31, 2002. During 2003 we repurchased the remaining balance of convertible subordinated debentures. See Note 8 to Consolidated Financial Statements.

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

The Current Economic Environment
      The economic climate in 2004 continued its slight improvement that began in 2003 as compared to the difficult environment in 2002 and 2001 which had resulted in dramatically decreased capital spending. We believe that the rate of decline in our revenues from 2002 to 2003 was generally comparable to that of the market in which we operate. This climate had a pronounced effect on our ability to generate new license fees, as IT budgets were frozen and large capital expenditures like those required to purchase some of our products were quite limited. Even now we continue to see senior executive approval required in many cases and strong competition for sales opportunities as well as intense price competition both for new licenses and for support services.
      Many companies had increased their capital spending on communications and computing products such as ours from the late 1990s to 2000 partially as a result of their preparation for the highly publicized “Year 2000 bug.” The Year 2000 concern resulted in a technology product upgrade cycle to replace products that were either deemed not to be Year 2000 compliant or would not be cost-effective to upgrade to Year 2000 compliant. We believe that demand for our products returned to “pre-Year 2000 levels”, like products of many other technology companies, once this upgrade cycle was completed in 2000.
      We believe the general downturn in the economy since 2001 caused many of our customers’ revenues to decline and therefore caused them to defer, reduce or cut entirely their capital spending on contact centers. Moreover, some customers have combined or closed their contact centers in order to reduce expenses, which further contributed to the decline in our revenues. As with many competing products, some customers are price sensitive due to the negative economic conditions they are experiencing and therefore demand more contact center capabilities and feature at a lower price as the technology evolves, which may lead to downward pricing pressures across our industry.
      While we believe our installed base continues to represent a solid recurring revenue opportunity and a significant cash flow generator, and while our pricing has remained relatively consistent over the past three years, we cannot provide any assurance that these pressures on IT spending will ease, or that general economic climate will improve. Continued competitive pressure and a weak economy could have a continuing pronounced effect on our operating results. We have undertaken a variety of cost reduction measures designed to bring our operating expenses in line with our perceptions of the business climate. Some of these measures included:
      Workforce adjustments: We reduced our workforce substantially in 2001 and 2002 and made further minor reductions in 2003; our full-time headcount at December 31, 2002 was 1,391, at December 31, 2003 was 1,291 and at December 31, 2004 was 1,254. As a result of our workforce adjustments, direct employee costs declined from $219 million in 2001, to $160 million in 2002, to $140 million in 2003 and $134 million in 2004.
      Outsourcing of manufacturing: While historically we engaged in some of our manufacturing efforts internally, we made the strategic decision to outsource substantially all of our manufacturing operations in late 2001. By outsourcing our manufacturing operations, we shifted our manufacturing to a more variable cost structure that leveraged our outsourced manufacturers’ economies of scale from purchasing volumes while substantially reducing our fixed costs associated with manufacturing. Our manufacturing fixed costs declined from $11.5 million in 2002 to $7.9 million in 2003 to $7.7 million in 2004, primarily due to headcount reductions from 32 manufacturing employees in 2002 to 17 manufacturing employees in 2004.
      Renegotiation of contracts: We renegotiated a variety of supply contracts and license arrangements to reduce the aggregate payments or to extend the period of time for payments we would be required to make. As a result of renegotiating supply contracts in IT and telecommunications, we reduced spending by $3 million in 2002, $13 million in 2003 and $7 million in 2004.

Significant Financial Events in 2004
      During 2004, we strengthened our financial position by increasing revenues and net income as compared to 2003. Our cash and short-term investments balance at December 31, 2004 was $202.6 million after repaying $40 million outstanding under the revolving credit facility.

Sources of Revenues
      Our product revenues are derived from license fees for software products and, to a lesser extent, sales of hardware products. With respect to our product revenues, a limited number of product lines, including call center hardware and software, workforce productivity, customer self service and contact center integration products, have accounted for substantially all our product revenues. We also generate a substantial portion of our revenues from fees for services complementing such products, including software license updates, product support (maintenance), professional and education services. We typically license our products on a per user basis with the price per user varying based on the selection of products licensed. Our software license updates and support fees are generally based on the level of support selected and the number of users licensed to use our products. Our professional service fees are generally based on a fixed price or time and materials basis. Our education services are generally based on a per person basis.
      We currently expect that services and support revenues will continue to account for a significant portion of our revenues for the foreseeable future.
      To date, revenues from license fees have been derived from direct sales of software products to end users through our direct sales force and indirect sales channels. Our ability to achieve revenue growth and improved operating margins, as well as increased worldwide sales, in the future will depend in part upon our success in expanding and maintaining these indirect sales channels worldwide.
Critical Accounting Policies and Estimates
      Note 1 of the Notes to the Consolidated Financial Statements in this report includes a summary of the significant accounting policies and methods used in the preparation of Company’s Consolidated Financial Statements.

      Our critical accounting policies include revenue recognition, revenue reserves, allowance for doubtful accounts, accounting for income taxes, excess and obsolete inventory, restructuring and self insurance reserves.
      The preparation of financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the allowance for doubtful accounts, revenue reserves, excess and obsolete inventory, valuation allowance and realization of deferred income taxes, and restructuring and self insurance reserves. Actual amounts could differ significantly from these estimates. We are not currently aware of any material changes in our business that would cause these estimates to differ significantly except by application of the methodologies described below. The following is a brief discussion of the critical accounting policies and methods that we use.
      Revenue Recognition: We recognize revenue from the sale of software licenses and hardware when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customer, the fee is fixed or determinable and collection of the resulting receivable is probable. Delivery generally occurs when the product is delivered to a common carrier unless title and risk of loss transfers upon delivery to the customer. In any sales transaction through a distributor or reseller, we recognize revenues when the distributor or reseller sells to an identified end user.
      For multiple element arrangements, we defer the fair value of revenue associated with each undelivered element until such time as delivery occurs. Deferred revenue is allocated to each element using vendor specific objective evidence of fair value. Fair value is established through separate sales of each element to third parties.
      Revenue reserves: An estimate of the revenue reserve from customer returns is recorded as a reduction in revenues. In determining our revenue reserve estimate, and in accordance with internal policy, we rely on historical data, known returned goods in transit and direct feedback from our internal business units. Our revenue reserve can vary from what actually occurs in that more or less product may be returned from what was originally estimated. These factors and unanticipated changes in the economic and industry environment could make our return estimates differ from actual results. Charges to the reserve were consistent with the original estimates. The revenue reserve was $1.2 million as of December 31, 2004. Our revenue reserves as a percentage of total net revenues were 0.3%, 0.3% and 2.0% in 2004, 2003 and 2002, respectively. Based on our results for 2004, a one-percentage point deviation in our revenue reserve as a percentage of quarter ended December 31, 2004 net revenues would have resulted in an increase or decrease in revenue of $1 million.
      Allowance for doubtful accounts: We must make estimates of the collectibility of accounts receivable at the end of each accounting period. We specifically analyze historical bad debts, customer concentrations, customer payment history, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The key factors we use in assessing this allowance are the individual judgments on specific customer balances and the overall aging of the total receivables. Assumptions and judgments regarding collectibility of accounts could differ from actual events. Our allowances for doubtful accounts as a percentage of total net revenues were 0.9%, 1.3% and 3.0% in 2004, 2003 and 2002, respectively. Our allowances for doubtful accounts as a percentage of net accounts receivable were 6.5%, 12.1% and 23.0% in 2004, 2003 and 2002, respectively. Based on our results for 2004, a one-percentage point deviation in our allowance for doubtful accounts as a percentage of total net accounts receivable would have resulted in an increase or decrease in expense of $0.5 million. In the 2003 and 2004 timeframe, charges to the reserve were less than the original estimates. At this time, we are not aware of any internal process or product issues that might lead to a significant future increase in our allowance for doubtful accounts as a percentage of net sales or as a percentage of net receivables.
      Our allowance for doubtful accounts was $3.2 million as of December 31, 2004, $4.8 million in 2003 and $11.8 million in 2002. In 2002, we added additional controls to our support billing and collections process, including more proactive customer correspondence to reduce billing disputes, greater customization of billing practices to suit customer preferences, improvements to our maintenance renewal billing process, and additional internal control procedures relating to customer purchase orders and credit evaluations. As a result of these process improvements and success in our dispute resolution efforts, we collected previously reserved receivables that contributed to a $12.2 million year-over-year reduction in bad debt expense in 2003. We will continue to monitor our allowance for doubtful accounts balances in relation to the subsequent actual cash collections from customers to identify any increases or decreases that are necessary to accurately reflect our net accounts receivable balances.
      Accounting for income taxes: As part of the process of preparing consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves management’s estimation of our actual current tax exposure together with an assessment of temporary differences resulting from different treatments in tax and accounting of certain items. These differences result in net deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or adjust this allowance in a period, we must include a tax expense or benefit within the tax provision in the consolidated statement of operations.
      Significant judgment is required in determination of the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We had a valuation allowance of $70.4 million as of December 31, 2004, due to uncertainties related to our ability to utilize all of our deferred tax assets, primarily consisting of certain net operating losses carried forward and research tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets are likely to be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could favorably impact our results of operations. If we were to fully release our valuation allowance, we estimate that approximately $50.2 million of the change would result in an income tax benefit and approximately $20.2 million relating to stock option exercises and related tax credits would be credited directly to additional paid-in capital. The following analysis demonstrates the potential effect the full release of our valuation allowance would have upon our consolidated financial statements in 2004 and is not intended to provide a range of exposure or expected deviation (in thousands):

		Results Assuming
		100% Release of
	2004 Estimate	Valuation Allowance

Valuation allowance	$70,365	$—
Income before income taxes	$68,770	$68,770
Provision for (benefit from) income taxes	$7,513	$(42,683)

Net income	$61,257	$111,453
Accrued preferred stock dividend and accretion of redemption premium	$(7,351)	$(7,351)
Amortization of beneficial conversion feature	$(1,457)	$(1,457)

Net income attributable to common shareholders	$52,449	$102,645

      Excess and obsolete inventory: We value inventory at the lower of the actual cost or the current estimated net realizable value of the inventory. We regularly review inventory quantities on hand and record a write-down for excess and obsolete inventory based primarily on production and supply requirements. Due to variability in future market conditions and product mix, inventory estimates may be underestimated or overstated. In the future, if the carrying value of the inventory were not realizable, we would be required to recognize write-downs to net realizable value as additional cost of revenues at the time of such determination. Although we make every effort to ensure the accuracy of our forecast of future production requirements and supply, any unanticipated changes in technological developments could have a significant impact on the value of our inventory and our reported operating results. Our estimates have generally been adequate to cover our actual write-downs but we cannot reliably predict future changes and cannot guarantee that our estimates will continue to be adequate. However, charges to our reserve have been consistent with the original estimates. In 2004, we recognized a net benefit of $1.2 million which related to the consumption of excess and obsolete inventory previously written off and in 2003 total write-downs related to excess and obsolete inventory were $1.3 million.
      Restructuring reserve: In 2002 and 2001 we reduced our workforce by 22% and 28%, respectively, and consolidated selected facilities in our continuing effort to better optimize operations. In connection with the workforce adjustments, a restructuring reserve was established based on estimated costs for severance and outplacement, consolidation of facilities and legal and other costs. Due to the decline in the commercial real estate market, it was expected that abandoned leased facilities would be vacant for several quarters or through the end of the lease term. If the facilities were subleased, it would be at rates below current contractual requirements. We recorded a charge related to the facilities abandonment, based on the difference between the expected cash outflows and the expected cash inflows related to these vacated properties. We periodically review factors such as further declines in the commercial real estate markets and our ability to terminate leases, and based on these reviews we adjust our restructuring reserve as necessary. The remaining restructuring reserve as of December 31, 2004 relates to consolidation of facilities costs and will be reduced going forward by lease payments offset by sublease income of $1.1 million. The restructuring reserve balance was $9.4 million as of December 31, 2004. Charges to this reserve for abandoned facilities have increased from the original estimates due to the extended weakness in the real estate market and subleasing potential. Although we do not believe it is likely at this time, if we are able to obtain additional subleases, we will reverse the restructuring reserve in an amount equal to such sublease and reduce restructuring expense.
      Self insurance reserve: We are self-insured for a portion of our current and prior years’ losses related to medical, dental and vision insurance. In estimating our self insurance reserves, we utilize independent estimates of expected losses, which are based on analyses of historical data and industry estimates. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated, or medical costs increase beyond what was expected, reserves might not be sufficient and additional expense may be recorded. As of December 31, 2004 we had an estimated liability of $1.4 million. A one-percentage point deviation in our estimate of self-insurance as a percentage of cost of salaries would have resulted in an increase or decrease in expense of approximately $1 million.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) recently enacted Statement of Financial Accounting Standards 123 revised 2004 (“SFAS 123R”), Share-Based Payment which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the fourth quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations

Act of 2004 (“AJCA”). See Note 1 in our Notes to Consolidated Financial Statements for information regarding FAS 109-2.
Results of Operations
      The following table sets forth statements of operations data for the three years ended December 31, expressed as a percentage of total revenues:

	Years Ended
	December 31,

	2004	2003	2002

Net revenues:
Software license	20%	20%	21%
Hardware	13	12	17
Services:
Software license updates and product support	57	59	52
Professional services and education	10	9	10

Services	67	68	62

Total net revenues	100	100	100

Cost of revenues:
Cost of software license revenues	3	4	15
Cost of hardware revenues	9	11	14
Cost of services revenues	28	28	32

Total cost of revenues	40	43	61

Gross margin	60	57	39

Operating expenses:
Research and development	12	14	14
Selling, general and administrative	30	29	38
Restructuring charges	—	1	6

Total operating expenses	42	44	58

Income (loss) from operations	18	13	(19)
Interest income	1	1	1
Interest expense	(1)	(2)	(3)
Other expense	—	—	—

Net income (loss) before income taxes	18	12	(21)
Provision (benefit) for income taxes	2	2	(7)
Cumulative effect of change in accounting principle	—	—	(13)

Net income (loss)	16	10	(27)
Less preferred stock dividend, accretion and amortization	(2)	(2)	—

Net income (loss) attributable to common shareholders	14%	8%	(27)%

Comparison of Years Ended December 31, 2004, 2003 and 2002

Revenues

		% Change		% Change
	2004	2003 to 2004	2003	2002 to 2003	2002

	($ In thousands)
Software license	$74,062	4%	$71,461	(14)%	$82,837
Hardware	48,453	13	42,981	(35)	65,791
Services:
Software license updates and product support	210,996	(2)	216,313	5	205,744
Professional services and education	36,926	12	33,093	(21)	41,689

Services	247,922	(1)	249,406	1	247,433

Total net revenue	$370,437	2%	$363,848	(8)%	$396,061

      Net revenues increased by 2% in 2004 as compared to 2003 due to improving global economic conditions, increased capital spending by our customers on information technology, and a positive impact from strengthening foreign currencies. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency rates. Net revenues declined 8% in 2003 as compared to 2002 due to unfavorable global economic conditions which led to decreased growth in contact center operations and decreased capital spending by our customers, resulting in reduced sales opportunities and lower actual sales.
      Net revenues derived from the Americas constituted 63%, 67% and 67% of total revenues in 2004, 2003 and 2002, respectively. Net revenues derived from Europe and Asia Pacific constituted 37%, 33% and 33% of total revenues in 2004, 2003 and 2002, respectively.
      Software license and hardware revenues. Software license revenues increased by 4% to $74.0 million in 2004 as compared to $71.5 million in 2003. Hardware revenues increased by 13% to $48.5 million in 2004 as compared to $43.0 million in 2003. The increase in software license revenues and hardware revenues in 2004 from 2003 was attributable to an improving economic environment in addition to increases in hardware pricing. Software license revenues declined by 14% to $71.5 million in 2003 compared to $82.8 million in 2002 and hardware revenues declined by 35% to $43.0 million in 2003 as compared to $65.8 million in 2002. The decrease in software license and hardware revenues in 2003 from 2002 was attributable to the worldwide economic downturn where customers remained reluctant to increase capital spending on information technology.
      Software license updates and product support revenues for 2004 resulted in a decrease of 2% to $211.0 million as compared to $216.3 million in 2003. The decrease in software license updates and product support revenues in 2004 was primarily attributable to a decline in renewals for software license updates and support contract renewals with certain customers who consolidated several contact centers and pricing discounts on certain support contract renewals. Software license updates and product support revenues increased 5% in 2003 as compared to 2002. The slight increase was attributable to growth in our installed base.
      Professional services and education revenues consist primarily of installation of product, consulting services, and education fees. Professional services and education revenues for 2004 increased by 12% to $36.9 million as compared to $33.1 million reported in 2003 primarily due to higher installation and consulting services revenues as a result of increased license and hardware sales. Professional services and education revenues declined 21% in 2003 as compared to 2002 due to decreased hardware sales in 2003 resulting in lower installation revenues.

Gross Margin

	2004	2003	2002

Software license gross margin	84%	78%	31%
Hardware gross margin	30	13	15
Services gross margin	58	59	48

Total gross margin	60%	57%	39%

      Software license gross margin. Cost of software license revenues includes fees paid to various third parties and amortization of intangible assets and intangible asset impairment charges of zero, $2.0 million and $38.6 million in 2004, 2003 and 2002, respectively. During the third quarter of 2003 and third quarter of 2002, we identified indicators of impairment of acquired intangible assets relating to previous acquisitions and licensing arrangements. These indicators included the deterioration in the business outlook, changes in strategic plans and revised future anticipated net cash flows for certain acquired intangible assets. We then compared these future net cash flows to the respective carrying amounts attributable to the acquired assets and determined that an impairment existed in the amount of $2.0 million and $38.6 million for 2003 and 2002, respectively and no comparable charge was recorded in 2004. The increased gross software license margin is also attributable to declining amortization expense associated with intangible assets and, to a lesser extent, mix of products sold. Amortization expense for intangible assets was $2.9 million, $4.4 million and $10.6 million for 2004, 2003 and 2002, respectively.
      Hardware gross margin. Cost of hardware revenues includes labor, materials, overhead, and other directly allocated costs involved in the manufacture and delivery of our products. Gross hardware margin improved in 2004 due to increases in hardware pricing, lower materials cost, freight cost and reduced excess and obsolete inventory write-downs. Included in the gross margin for 2004 was a net benefit of $1.2 million related to the sale of excess and obsolete inventory previously written off while the comparable period for 2003 and 2002 included a net charge to excess and obsolete inventory of $2.0 million and $4.8 million, respectively.
      Services gross margin. Cost of service revenues consists primarily of expenses for employee salaries and benefits, facilities and systems costs to support maintenance, consulting and education. Gross services margin for 2004 decreased 1% from 2003 due to slightly decreased revenue and slightly higher expenses. The increase in gross services margin for 2003 compared to 2002 was due to lower expenses associated with headcount reductions and a reduction of overhead costs.

Operating Expenses

		% Change		% Change
	2004	2003 to 2004	2003	2002 to 2003	2002

	($ in thousands)
Research and development	$44,467	(9)%	$49,250	(13)%	$56,844
Selling, general and administrative	109,894	3	106,497	(29)	150,726
Restructuring charges	—	(100)	3,814	(83)	22,404

Total operating expenses	$154,361	(3)%	$159,561	(31)%	$229,974

      Research and development, or R&D, expenses relate to the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities, IT and consulting expenses. R&D expenses decreased by 9% in 2004 due to decreased facilities and depreciation expense of $2.4 million and reduced salaries and benefits expense of $2.1 million. R&D expenses decreased by 13% in 2003, as a result of reduced facilities costs due to restructuring of leased facilities of $3.5 million, reduced contractor and consulting expense of $1.2 million and decreased depreciation and amortization of $2.8 million due to reduced capital spending. We anticipate that R&D expenses in 2005 will be higher compared to 2004.

      Selling, general and administrative, or SG&A, expenses consist primarily of employee salaries and benefits, commissions, professional and consulting fees, facilities and IT costs. SG&A expenses in 2004 increased 3% compared to the comparable period in 2003 primarily due to increased professional fees of $2.2 million which includes legal and accounting fees associated with the preparation and subsequent withdrawal of our public offering and costs associated with our compliance with Sarbanes-Oxley, increased IT training related to systems implementation of $1.8 million and stock-based compensation expense of $2.4 million, which was primarily attributable to accelerated vesting of certain outstanding options of two departing executives which resulted in stock compensation expense of $2.2 million. Increases were offset by decreases in salaries and benefits expense of $2.8 million and reduced IT consulting fees of $3.4 million. During 2003, a reversal of accounts receivable reserve of $3.7 million was recorded for the collection of previously reserved receivables as compared to a reversal of accounts receivable reserve of $0.7 million for 2004. We anticipate that SG&A expenses in 2005 will be slightly higher compared to 2004.
      SG&A decreased 29% in 2003 mainly due to continued workforce reductions representing a cost savings of $11.0 million, reduced facilities costs of $5.7 million due to restructuring of leased facilities, reductions in other spending costs such as savings in travel of $2.6 million, recruiting costs of $2.5 million, marketing of $3.3 million and office and maintenance expense of $3.2 million. The decrease in travel, recruiting, marketing and office and maintenance expense for 2003 was related to our ongoing efforts to control costs, and reduce our discretionary spending in light of reduced revenues and our reduced workforce. In addition, depreciation and amortization expense decreased by $3.6 million in 2003. Bad debt expense decreased by $12.2 million in 2003 which was the result of the collection of previously reserved receivables and improvement of receivables aging.
      Restructuring charges consist of costs related to severance, outplacement and consolidation of facilities related to workforce adjustments. In 2003, there was a net restructuring charge of $3.8 million as a result of the revision of our estimate upward for future facility related obligations by $4.3 million and reducing our estimate of remaining severance and outplacement costs by $0.5 million.
      In 2002, we reduced our workforce by 22% and consolidated selected facilities in our continuing effort to optimize operations. The workforce adjustment resulted in the termination of 407 employees. These activities resulted in a restructuring charge of $22.4 million, which consisted of consolidation of facilities costs of $14.1 million, severance and outplacement costs of $6.6 million and other restructuring costs of $1.7 million

Interest and Other Income (Expense):

		% Change		% Change
	2004	2003 to 2004	2003	2002 to 2003	2002

	($ in thousands)
Interest income	$3,790	21%	$3,142	(19)%	$3,862
Interest expense	(1,547)	(78)	(7,142)	(40)	(11,807)
Other expense	(993)	49	(665)	(53)	(1,421)

Total other income (expense)	$1,250	(127)%	$(4,665)	(50)%	$(9,366)

      Interest income represents, primarily, earnings on short-term investments. Interest income increased in 2004 due to an increase in short-term investment holdings compared to 2003. Interest income decreased $0.7 million in 2003 as compared to 2002 due to lower rates of return on short-term investments and to lower levels of cash and short-term investments.
      Interest expense decreased by $5.6 million in 2004 and $4.7 million in 2003 primarily due to the reduction in debt obligations associated with our convertible subordinated debentures which we repaid in full in December 2003.
      Other expense includes fees charged for bank services, gains or losses recognized on sale of investments and other non-operating income and expenses. For 2004, other expenses includes fees charged for bank services of $0.4 million, debt issuance cost amortization of $1 million and losses on investments of $0.1 million offset by $0.6 million in other non-operating income. In 2003, other income and expenses includes fees charged by bank services of $0.7 million and debt issuance cost amortization of $0.7 million offset by $0.8 million in net gains recognized on the sale of investments. Other expense for 2002 includes a $8.9 million charge for the write-down of long-term investments, for which we determined a decline in value that was other than temporary. The write-down was mainly offset by a $7.2 million gain on extinguishment of debt resulting from the repurchase of convertible subordinated debentures.

Provision (Benefit) for Income Taxes

	2004	2003	2003

Net income (loss) before income taxes	$68,770	$44,573	$(84,297)
Effective tax rate	10.9%	15.9%	(32.5)%
      In 2004 and 2003, we recorded income tax provisions at effective rates of 10.9% and 15.9%, respectively. The 2004 and 2003 tax rates vary from the statutory rate primarily due to our having a full valuation allowance against our U.S. based deferred tax assets. This results in a tax provision based on current tax calculations in foreign jurisdictions and only nominal amounts in federal and state jurisdictions due to our substantial U.S. net operating losses. Our 2004 and 2003 tax rate further varies from the statutory rate as a result of nondeductible expenses and the effect of different tax rates in foreign jurisdictions. We reassess the necessity of our valuation allowance on a quarterly basis.
      In the loss year of 2002, we recorded an income tax benefit at an effective tax rate of 32.5%. During the first quarter of 2002, there was a change in the tax law that increased the years to which we could carry back our 2001 tax loss from two to five years, resulting in a tax refund and tax benefit of $27 million. In addition, our 2002 tax rate varies from the statutory rate due to a valuation allowance being imposed on current year net losses and the write-off of nondeductible intangible assets during the year.
      On October 22, 2004, the American Jobs Creation Act of 2004 or AJCA was signed into law. The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings. This deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Additionally, certain other criteria, as outlined in the AJCA, must also be met.
      We may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. We have started an evaluation of the effects of the repatriation provision. However, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first series of clarifying guidance documents related to this provision. We expect to complete our evaluation of the effects of the repatriation provision within the first two fiscal quarters of 2005.
      The range of possible amounts that we are considering for repatriation under this provision is between zero and $50 million. While we estimate that the related potential range of additional income tax is between zero and $5 million, this estimation is subject to change following technical correction legislation that we believe is forthcoming from Congress.

Accrued Preferred Stock Dividend and Accretion of Redemption Premium and Amortization of Beneficial Conversion Feature
      Due to the issuance of $50 million of our convertible Series B redeemable preferred stock in the first quarter of 2003 we accrue dividends at 10% compounded daily per annum, accrete the 125% redemption premium and amortize the beneficial conversion feature.
      The Series B redeemable convertible preferred stock that we issued contains certain participation rights. EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share, requires those securities to be included in the computation of basic earnings per share using the two-class method. The two-class method results in a lower per share calculation and since diluted earnings per share can not be greater than basic earnings per share, the reported diluted earnings per share and basic earnings per share for 2004 and 2003 were the same.
Liquidity and Capital Resources

		% Change		% Change
	2004	2003 to 2004	2003	2002 to 2003	2002

Cash provided by operating activities	$82,203	(17)%	$99,119	34%	$73,980
Cash used in investing activities	(44,264)	203	(14,617)	(48)	(28,350)
Cash used in financing activities	(27,236)	(64)	(76,263)	45	(52,551)
Net increase (decrease) in cash and cash equivalents	13,597	42	9,602	(247)	(6,513)
      As of December 31, 2004, cash, cash equivalents, and short-term investments totaled $203 million, representing 60% of total assets and our principal source of liquidity. In addition, we had restricted cash of $3.4 million related to various letter of credit agreements.
      Net cash provided by operating activities was $82.2 million in 2004, as compared to $99.1 million in 2003. Although our cash position benefited from higher earnings, cash provided by operating activities declined 17% in 2004 as compared to 2003 due to an increase in accounts receivable and higher repayments of liabilities during 2004. Our days sales outstanding increased from 34 days in 2003 to 38 days in 2004 which is within our historical range and is not a result of any significant increase in the aged receivables greater than 90 days. Days sales outstanding is calculated by using the average accounts receivable balance for the period ended divided by the estimated daily revenue for the period. Cash collections from customers during 2004 were $384 million compared to $432 million collected during 2003.
      Net cash used in investing activities was $44.3 million in 2004 compared to $14.6 million in 2003. Net cash used in investing activities in 2004 related to the net purchase of short-term investments of $27.5 million and property and equipment of $16.7 million compared to 2003 in which net purchase of short-term investments amounted to $8.8 million and property and equipment purchases were $5.7 million. We anticipate an increase in our 2005 capital budget for facilities improvements.
      Net cash used in financing activities was $27.2 million in 2004 compared to $76.3 million in 2003. Net cash used in financing activities in 2004 was primarily the result of net payments on borrowings of $40.9 million and payments for financing cost of $1.1 million offset by $15 million in proceeds from the issuance of common stock relating to the exercise of employee stock options.
      Net cash provided by operating activities improved to $99.1 million in 2003 as compared to $74.0 million in 2002. The main contributor to the increase in net cash provided by operating activities was our significantly improved profitability. Cash collections from customers during 2003 was $432 million. In 2003 we reduced our days sales outstanding to 34 days.
      Net cash used in investing activities was $14.6 million in 2003 compared to $28.4 million in 2002. Net cash used in investing activities in 2003 related to the net purchase of short-term investments of $8.8 million as well as property and equipment purchases of $5.7 million.
      Net cash used in financing activities was $76.3 million in 2003 compared to $52.6 million in 2002. Net cash used in financing activities in 2003 resulted from net repurchases of convertible debentures of $129.4 million, preferred stock proceeds of $43.6 million, common stock issuances relating to various stock purchase and option plans of $16.8 million and net payments on borrowings of $6.9 million.
      On February 13, 2004, we entered into a $100 million revolving credit facility with a number of financial institutions led by Comerica Bank, which is also administrative agent, and The CIT Group/ Business Credit, Inc., which is also collateral agent. This credit facility amended and restated our prior $50 million credit facility with Comerica Bank entered into on August 9, 2002. It eliminated the prior facility’s borrowing base requirements and other related restrictions. The revolver has a three-year term and is secured by substantially all of our assets. We can select interest options for advances based on the prime rate or eurocurrency rates, which include margins that are subject to quarterly adjustment. The revolver includes a $10 million sub-line for issuance of stand-by letters of credit. Mandatory prepayment and reduction of the facility is required in the amount of 100% of permitted asset sales over $1 million annually and 100% of the proceeds of future debt issuances, subject to certain exclusions. The revolver can be used for working capital, general corporate purposes and the financing of capital expenditures. The credit agreement includes customary representations and warranties and covenants. The financial covenants include minimum EBITDA, minimum liquidity ratio, minimum fixed charge coverage ratio, maximum total debt to EBITDA ratio and minimum tangible effective net worth tests, tested on a quarterly basis, defined as follows:

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
      The preceding financial covenants are applicable to the quarter ended March 31, 2004 and all quarters thereafter. The definitions of the terms for these financial covenants can be found in the Amended and Restated Credit Agreement filed as Exhibit 99.1 to our Form 8-K filed April 20, 2004. In September 2004, we repaid the $40 million outstanding under the $100 million revolving credit facility and may presently borrow against the revolving credit facility. We were in compliance with all related covenants and restrictions for the revolving credit facility as of December 31, 2004.
      In addition to the above revolving credit facility, we had outstanding bank guarantees with a European bank that are required for daily operations such as payroll, import/export duties and facilities. As of December 31, 2004, approximately $3.0 million is recorded as restricted cash under other current assets on the balance sheet related to these bank guarantees.
      In January 2003, we consummated a Preferred Stock financing with Vista Equity Fund II, L.P or Vista, pursuant to which Vista purchased $50 million of our Series B redeemable convertible preferred stock, which, assuming conversion at the initial conversion price, represented at that time approximately 30% of our outstanding shares on a fully diluted basis. We received $44 million in net proceeds from this transaction. This equity entitled the holders to receive cumulative dividends, which accrues daily at 10% per annum. On or after the tenth anniversary of the closing, January 21, 2013, we have an obligation to redeem each share of unconverted Series B redeemable convertible preferred stock for cash at a redemption price equal to 125% of the original purchase price plus accrued and unpaid dividends. Additionally, in the event that we declare a dividend or distribution to the holders of common stock, the holders of Series B redeemable convertible preferred stock would have been entitled to equivalent participation on an as-if-converted basis in such dividend or distribution.
      We believe that cash, cash equivalents, and short-term investments will be sufficient to meet our operating cash needs for at least the next twelve months. However, we continually evaluate opportunities to improve our cash position by selling additional equity, debt securities, and obtaining and re-negotiating credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Contractual Obligations

	Payments Due by Period

		Less
		Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Capital lease obligations	$305	$150	$155	$—	$—
Operating leases	55,073	16,784	15,135	7,548	15,606
Contract manufacturer(a)	4,957	4,957	—	—	—
Purchase obligations(b)	44,734	11,334	27,000	6,400	—

Total contractual obligations	$105,069	$33,225	$42,290	$13,948	$15,606

(a)	We use several contract manufacturers to provide manufacturing services for our products. We issue purchase orders with estimates of our requirements several months ahead of the delivery date which are non-cancelable. In addition to the above, we record a liability for purchase commitments for quantities in excess of our future demand forecasts. As of December 31, 2004, the liability for excess quantities was $0.5 million.

(b)	Purchase obligations include agreements to purchase services and licenses that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
Off-Balance Sheet Arrangements
      We have no material off-balance sheet arrangements other than operating leases that are discussed in Note 10 to the consolidated financial statements.
RISK FACTORS
      Before you invest in any of our securities, you should be aware of various risks to which we may be subject, including those described below. The following risks and uncertainties may have a material and adverse effect on our business, financial condition or results of operations. You should carefully consider these risks and uncertainties, together with all of the other information included or incorporated by reference in this 10-K before you decide whether to purchase any of our common stock. If any of the material risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investments.
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
There could be reductions in information technology spending which could decrease demand for our products and harm our business.
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
      The market for our products is intensely competitive, and competition is likely to intensify as companies in our industry consolidate to offer integrated solutions. Our principal competitors currently include companies in the contact center market and companies that market traditional telephony products and services. As the market develops for converged voice and data networks and products and the demand for traditional, telephony-based call centers diminishes, companies in these markets are merging, creating potentially larger and more significant competitors. Many current and potential competitors, including Avaya Inc., Cisco Systems, Genesys, a subsidiary of Alcatel, Intervoice, Nortel Networks and Siemens may have considerably greater resources, larger customer bases and broader international presence than us. If we are unable to improve and expand the functionality of our products and services, we might lose customers, which would hurt our sales and harm our business.
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
      The demand for and sales mix of our products and services depends on many factors and is difficult to forecast. If forecasted demand does not develop, we could have excess production resulting in higher inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories or returns, which could result in lower gross margins. In addition, we may also incur certain costs, such as fees for excess manufacturing capacity and cancellation of orders and charges associated with excess and obsolete materials and goods in our inventory, which could result in lower margins. If demand increases beyond what we forecast, we may have to increase production at our contract manufacturers or increase our capacity to deliver products and services. We depend on our suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand or may choose to allocate capacity to other customers. Even if we are able to procure enough components, our contract manufacturers might not be able to produce enough of our products to meet market demand. The inability of either our manufacturers or our suppliers to increase production rapidly enough or our inability to obtain qualified services personnel could cause us to fail to meet customer demand. Rapid increases or decreases in production levels could result in higher costs for manufacturing, supply of components and other expenses. These higher costs could reduce our margins. Furthermore, if production is increased rapidly, manufacturing yields could decline, which may also reduce our margins.
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
      Our future success will depend to a significant extent on our ability to attract, retain and motivate highly qualified technical, marketing, sales and management personnel. Competition for these employees is intense and the process of recruiting personnel with the combination of skills and attributes required to operate our business can be time consuming and expensive. We have recently undergone significant changes in senior management and other personnel. For example, our Chief Financial Officer was appointed in December 2004. Our failure to recruit, retain and motivate qualified personnel could be disruptive to our operations, and could have a material adverse effect on our operating results.
We have replaced and intend to upgrade or replace certain parts of our information systems and may not be successful in implementing the changes.
      We have upgraded certain of our information systems to Oracle 11i, including systems to manage order processing, shipping, support entitlement, accounting and internal computing operations and intend to upgrade or replace certain other information systems that support our operations. Many of these systems are proprietary to us and are very complex. Any failure or significant downtime in our information systems could prevent us from taking customer orders, shipping products, providing services or billing customers and could harm our business. We may not be successful in implementing these new systems and transitioning data from our old systems to the new systems. For example, we experienced delays in invoicing in the quarter ended September 30, 2004 which delayed collections, increased DSOs relative to the prior quarter, and increased accounts receivable for the quarter.
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
Regulatory changes affecting our industry and future changes to generally accepted accounting principles may negatively impact our operating results or ability to operate our business.
      The electronic communications industry is subject to a wide range of regulations in the markets and countries in which we currently operate or may wish to operate in the future. For example, the electronics industry is increasingly becoming subject to various regulations regarding the recycling and disposal of electronics equipment and the reduction of the use of hazardous substances in the manufacturing of such equipment. In addition, new products and services may involve entering different or newly regulated areas. Changes in these environments may impact our business and could affect our ability to operate in certain markets or certain regions from time to time.
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
      In addition, recently adopted or new legislation or regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, has, and may continue to lead to an increase in our costs related to audits in particular and regulatory compliance generally. A failure to comply with these new laws and regulations could materially harm our business.
      During the course of our implementation of Oracle 11i to enable our Section 404 compliance efforts in the third quarter of 2004, as well as during our normal financial operations and quarterly close process in and shortly following the fourth quarter of 2004, we identified five significant deficiencies in the design and operation of our internal controls. While two of the identified deficiencies have been remediated, we are in the process of remediating the other three identified deficiencies. It is possible that in the future we will identify further significant deficiencies or material weaknesses in the design and operation of our internal controls. We may be unable to remediate such matters in a timely fashion, and/or our independent auditors may not agree with our remediation efforts in connection with their Section 404 attestation. Such failures could impact our ability to record, process, summarize and report financial information, and could impact market perception of the quality of our financial reporting, which could adversely affect our business and our stock price.
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
      Significant elements of our product development, manufacturing, information technology systems, corporate offices and support functions are concentrated in San Jose, California, Nashville, Tennessee and Chelmsford, Massachusetts. Significant sales, administrative and support functions and related infrastructure to support our international operations are also concentrated at our U.K. offices. In the event of a natural disaster, such as an earthquake or flood, or localized extended outages of critical utilities or transportation systems that affects us, our customers or our suppliers, we could experience a significant business interruption.
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
      The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. From January 1, 2004 to December 31, 2004, the closing price per share of our common stock has ranged from a low of $7.37 to a high of $19.45. The stock markets have experienced significant price and trading volume fluctuations. The market for technology has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

Vista has been granted certain approval rights as to particular corporate actions and owns Series B convertible preferred stock representing, on an as converted basis, approximately 27.5% of our common stock.
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
      We are exposed to financial market risk from fluctuations in foreign currency exchange rates and interest rates. We manage our exposure to these and other risks through our regular operating and financing activities and, when appropriate, through our hedging activities. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. We deal with a diversified group of major financial institutions to limit the risk of non-performance by any one institution on any financial instrument. Separate from our financial hedging activities discussed below, material changes in foreign exchange rates, interest rates, and, to a lesser extent, commodity prices could cause significant changes. These changes could affect costs to manufacture and deliver our products and in our customers’ buying practices. We have not substantially changed our risk management practices during 2004 and do not currently anticipate significant changes in financial market risk exposures in the near future that would require us to change our risk management practices.
      Debt and Interest expense: Our credit line covered under the Credit Agreement with Comerica Bank — California and CIT Business Credit is sensitive to changes in interest rates. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our line of credit which was repaid in September 2004 indicated that such market movement would not have a material effect on our operating results.
      Foreign Currency Exchange: Revenues generated from international operations are generally denominated in foreign currencies. We enter into outright forward foreign exchange contracts to hedge against fluctuations of significant intercompany account balances and monetary assets and liabilities denominated in a non-functional currency. In general, these contracts have maturities of one month or less. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged, and the net financial impact has not been material in any of the three years presented. As of December 31, 2004, our primary net foreign currency market exposures included Euros, British pounds, Australian dollars, Canadian dollars and Japanese yen.
      A sensitivity analysis assuming a hypothetical 10% movement in foreign exchange rates applied to our hedging contracts as of December 31, 2004, indicated that these market movements would not have a material effect on our business, operating results, or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges. Foreign currency rate fluctuations can impact the U.S. dollar translation of our foreign operations in our consolidated financial statements. In 2004, these fluctuations have not been material to our operating results.
      Interest and Investment Income: Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investments are in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. These investments are subject to interest rate risk, and could decline in value if interest rates increase. The average duration of our investment portfolio as of December 31, 2004 was 1.3 years. Due to the short duration and conservative nature of these instruments, we believe an immediate 10% change in interest rates would be immaterial to our operating results.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
Aspect Communications Corporation:
      We have audited management’s assessment, included in the Management Report on Internal Control, that Aspect Communications Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Aspect Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Aspect Communications Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Aspect Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aspect Communications Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the three years ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Mountain View, California
March 11, 2005

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
The Shareholders and Board of Directors of
Aspect Communications Corporation:
      We have audited the accompanying consolidated balance sheets of Aspect Communications Corporation and its subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the three years ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspect Communications Corporation and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flow for the three years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 1, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Mountain View, California
March 11, 2005

ASPECT COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except par
	value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$89,250	$75,653
Short-term investments	113,381	88,339
Accounts receivable (net of allowance for doubtful accounts: $3,206 in 2004 and $4,800 in 2003)	49,163	39,561
Inventories	3,340	6,176
Other current assets	13,138	19,145

Total current assets	268,272	228,874
Property and equipment, net	62,494	68,599
Intangible assets, net	2,308	5,223
Goodwill, net	2,707	2,707
Other assets	4,723	5,182

Total assets	$340,504	$310,585

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$150	$1,732
Accounts payable	7,491	4,936
Accrued compensation and related benefits	19,252	17,773
Other accrued liabilities	61,954	64,790
Deferred revenues	48,003	50,200

Total current liabilities	136,850	139,431
Long term borrowings	155	39,436
Other long-term liabilities	5,793	11,021

Total liabilities	142,798	189,888
Commitments (Note 10)
Redeemable convertible preferred stock, $0.01 par value:
2,000,000 shares authorized, 50,000 outstanding	42,490	33,681
Shareholders’ equity:
Common stock, $0.01 par value: 200,000,000 shares authorized, shares outstanding: 60,370,631 in 2004 and 56,959,444 in 2003	604	570
Additional paid-in capital	250,391	232,199
Deferred stock compensation	(283)	—
Accumulated other comprehensive income (loss)	(1,644)	548
Accumulated deficit	(93,852)	(146,301)

Total shareholders’ equity	155,216	87,016

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$340,504	$310,585

See Notes to Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Net revenues:
Software license	$74,062	$71,461	$82,837
Hardware	48,453	42,981	65,791
Services:
Software license updates and product support	210,996	216,313	205,744
Professional services and education	36,926	33,093	41,689

Services	247,922	249,406	247,433

Total net revenues	370,437	363,848	396,061

Cost of revenues:
Cost of software license revenues	11,613	15,424	57,471
Cost of hardware revenues	33,739	37,493	55,877
Cost of services revenues	103,204	102,132	127,670

Total cost of revenues	148,556	155,049	241,018

Gross margin	221,881	208,799	155,043
Operating expenses:
Research and development	44,467	49,250	56,844
Selling, general and administrative	109,894	106,497	150,726
Restructuring charges	—	3,814	22,404

Total operating expenses	154,361	159,561	229,974

Income (loss) from operations	67,520	49,238	(74,931)
Interest income	3,790	3,142	3,862
Interest expense	(1,547)	(7,142)	(11,807)
Other expense	(993)	(665)	(1,421)

Net income (loss) before income taxes	68,770	44,573	(84,297)
Provision (benefit) for income taxes	7,513	7,071	(27,429)

Net income (loss) before cumulative effect of change in accounting principle	61,257	37,502	(56,868)
Cumulative effect of change in accounting principle	—	(777)	(51,431)

Net income (loss)	61,257	36,725	(108,299)
Accrued preferred stock dividend and accretion of redemption premium	(7,351)	(6,389)	—
Amortization of beneficial conversion feature	(1,457)	(1,311)	—

Net income (loss) attributable to common shareholders	$52,449	$29,025	$(108,299)

Basic and diluted earnings (loss) per share attributable to common shareholders before cumulative effect of change in accounting principle (See Note 15)	$0.65	$0.40	$(1.08)
Cumulative effect of change in accounting principle	$—	$(0.01)	$(0.98)

Basic and diluted earnings (loss) per share attributable to common shareholders	$0.65	$0.39	$(2.06)

Weighted average shares outstanding, basic and diluted	58,961	54,453	52,519
See Notes to Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Retained
	Common Stock		Additional	Deferred	Comprehensive	Earnings
			Paid-In	Stock	Income	(Accumulated
	Shares	Amount	Capital	Compensation	(Loss)	Deficit)	Total

	(In thousands, except share amounts)
Balances, January 1, 2002	51,889,454	$519	$195,144	$(1,147)	$(1,995)	$(67,027)	$125,494

Comprehensive loss:
Net loss	—	—	—	—	—	(108,299)	(108,299)
Unrealized loss on securities, net of reclassification adjustments (net of tax of $75)	—	—	—	—	(117)	—	(117)
Translation adjustments	—	—	—	—	1,239	—	1,239

Comprehensive loss	—	—	—	—	—	—	(107,177)

Issuance of common stock under various stock purchase and option plans	1,160,424	12	2,815	—	—	—	2,827
Forfeitures of restricted stock	(11,500)	(1)	(212)	213	—	—	—
Amortization of deferred stock compensation	—	—	—	553	—	—	553

Balances, December 31, 2002	53,038,378	530	197,747	(381)	(873)	(175,326)	21,697

Comprehensive income:
Net income	—	—	—	—	—	36,725	36,725
Unrealized loss on securities, net of reclassification adjustments	—	—	—	—	(278)	—	(278)
Translation adjustments	—	—	—	—	1,699	—	1,699

Comprehensive income	—	—	—	—	—	—	38,146

Beneficial conversion feature	—	—	17,583	—	—	(1,311)	16,272
Accrued preferred stock dividend and accretion of redemption premium	—	—	—	—	—	(6,389)	(6,389)
Issuance of common stock under various stock purchase and option plans	3,945,846	40	16,972	—	—	—	17,012
Forfeitures of restricted stock	(3,000)	—	(55)	55	—	—	—
Repurchase of common shares	(21,780)	—	(168)	—	—	—	(168)
Amortization of deferred stock compensation	—	—	120	326	—	—	446

Balances, December 31, 2003	56,959,444	570	232,199	—	548	(146,301)	87,016

Comprehensive income:
Net income	—	—	—	—	—	61,257	61,257
Unrealized loss on securities, net of reclassification adjustments	—	—	—	—	(843)	—	(843)
Translation adjustments	—	—	—	—	(1,349)	—	(1,349)

Comprehensive income	—	—	—	—	—	—	59,065

Beneficial conversion feature	—	—	—	—	—	(1,457)	(1,457)
Accrued preferred stock dividend and accretion of redemption premium	—	—	—	—	—	(7,351)	(7,351)
Issuance of common stock under various stock purchase and option plans	3,411,187	34	15,457	(408)	—	—	15,083
Stock-based compensation and amortization of deferred stock compensation	—	—	2,735	125	—	—	2,860

Balances, December 31, 2004	60,370,631	$604	$250,391	$(283)	$(1,644)	$(93,852)	$155,216

See Notes to Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$61,257	$36,725	$(108,299)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation	23,335	24,635	33,992
Amortization of intangible assets	2,915	4,567	12,810
Non-cash compensation and services expense	2,879	446	553
Loss on disposal of property	40	405	2,810
Loss (gain) on extinguishment of debt	—	17	(7,249)
Loss on short-term investments, net	1,656	—	—
Cumulative effect of change in accounting principle	—	777	51,431
Impairment of long-term investments	—	—	8,859
Non-cash interest expense on debentures	—	4,423	8,814
Impairment of intangible assets	—	2,000	38,631
Changes in operating assets and liabilities:
Accounts receivable, net	(7,977)	14,722	31,274
Inventories	2,925	1,146	5,546
Other current assets and other assets	7,962	(3,167)	6,282
Accounts payable	2,505	(764)	773
Accrued compensation and related benefits	1,213	1,389	(3,084)
Other accrued liabilities	(14,143)	(6,507)	(8,718)
Deferred revenues	(2,364)	18,305	(445)

Cash provided by operating activities	82,203	99,119	73,980

Cash flows from investing activities:
Purchase of investments	(198,748)	(203,290)	(203,105)
Proceeds from sales and maturities of investments	171,204	194,413	185,449
Property and equipment purchases	(16,720)	(5,740)	(10,694)

Cash used in investing activities	(44,264)	(14,617)	(28,350)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	15,084	16,844	2,827
Proceeds from issuance of preferred stock, net	—	43,564	—
Payments on capital lease obligations	(213)	(376)	(788)
Proceeds from borrowings	40,000	—	27,000
Payments on borrowings	(80,979)	(6,886)	(21,821)
Payments on financing costs	(1,128)	—	—
Payments on repurchase of convertible debentures	—	(129,409)	(59,769)

Cash used in financing activities	(27,236)	(76,263)	(52,551)

Effect of exchange rate changes on cash and cash equivalents	2,894	1,363	408

Net increase (decrease) in cash and cash equivalents	13,597	9,602	(6,513)

Cash and cash equivalents:
Beginning of year	75,653	66,051	72,564

End of year	$89,250	$75,653	$66,051

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,599	$2,811	$2,742
Cash paid for income taxes	$6,552	$916	$—
Supplemental schedule of noncash investing and financing
activities:
Accrued preferred stock dividend and amortization of redemption premium	$7,351	$6,389	$—
Amortization of beneficial conversion feature	$1,457	$1,311	$—
Beneficial conversion feature	$—	$17,583	$—
Issuance (cancellation) of restricted stock	$408	$(55)	$(213)
See Notes to Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Organization and Significant Accounting Policies

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

Use of Estimates in the Preparation of Financial Statements
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions relate to the allowance for doubtful accounts, revenue reserves, excess and obsolete inventory, impairment of long-lived assets, valuation allowance and realization of deferred income taxes, restructuring and self-insurance reserves. Actual amounts could differ significantly from these estimates.

Reclassifications
      Certain 2002 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2003 and 2004 presentation.

Cash and Cash Equivalents
      The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Restricted Cash
      Restricted cash consists of interest bearing deposit accounts which are restricted from use pursuant to certain letter of credit agreements. The Company has restricted cash of $3.4 million and $6.1 million included within other current assets at December 31, 2004 and 2003, respectively.

Investments
      The Company has classified all of its marketable equity securities as available-for-sale. While the Company may hold debt securities to maturity, the Company has classified all debt securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. The carrying value of all securities is adjusted to fair value, with unrealized gains and losses, net of deferred taxes, being excluded from earnings and reported as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity. Cost is based on the specific identification method for purposes of computing realized gains or losses. At December 31, 2004 and 2003, the Company had no investments in marketable equity securities.

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has investments in privately held companies, which it accounts for under the cost method. The carrying amount of the investments was immaterial at December 31, 2004 and 2003. The Company recognized write-downs of its investments due to other-than-temporary declines in fair value of zero for 2004 and 2003, and $8.9 million in 2002. The write-down in 2002 related to an investment in a venture capital limited liability company (the LLC), which invested in several privately-held companies in the start-up or development stage. The Company evaluated the carrying value of the investment in the LLC by reviewing the LLC’s financial statements and cash position as well as cash forecasts related to its investee companies. In 2002, the Company determined a full write-off of the investment in the LLC was necessary as this evaluation indicated that the investment’s carrying amount was not recoverable within a reasonable period of time.

Inventories
      Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes the purchase price of parts and assembly costs.

Property and Equipment
      Property and equipment are stated at cost. Depreciation is computed once assets are placed into service, using the straight-line method over their estimated useful lives as follows:

Equipment, software and field spares	2-7 years
Buildings and improvements	15-30 years
      Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets. Estimated range of amortization remaining for leasehold improvements is 5 to 10 years.
      The Company capitalizes the cost of computer software used for internal purposes in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets
      The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. During 2002, the Company recorded a total impairment charge of $38.6 million, which resulted from the impairment of certain acquired intangible assets. See Note 6 for further details on this impairment charge. During 2003, the Company recorded an impairment charge of $2.0 million related to a software license agreement that had been identified as having no future viability within the Company’s product line. The charge was recorded within cost of software license revenues.
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
      For the transitional goodwill impairment test, the Company determined the fair value of its reporting units utilizing the discounted cash flow approach and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that an impairment might exist for the Company’s Products reporting unit. The Company then performed Step 2 under SFAS 142 and compared the carrying amount of goodwill in the Products reporting unit to the implied fair value of the goodwill and determined that an impairment loss existed. This impairment is primarily attributable to the change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principle Board Opinion No. 17 Intangible Assets, to the fair value approach, which is stipulated in SFAS 142 and the requirement under SFAS 142 to evaluate goodwill impairment at the reporting unit level. A non-cash impairment charge totaling $51.4 million was recorded as a change in accounting principle effective January 1, 2002, to write-off the goodwill related to the Products reporting unit. The remaining recorded goodwill for the Services segment after this impairment write down was $2.7 million as of December 31, 2002 and is evaluated at least annually for possible impairment during the first quarter of every year.

Revenue Recognition
      The Company derives its revenue primarily from two sources (i) product revenues, which include software licenses and hardware, and (ii) service revenues, which include software license updates and product support, installation, consulting and education revenue. Revenues from license fees have been derived from direct sales of software products to end users through the Company’s direct sales force and distributors and resellers.
      The Company applies the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and certain provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as revised by SAB 104, Revenue Recognition, and EITF 00-21 Accounting for Revenue Arrangements with Multiple Elements as applicable to transactions involving the sale of software products and hardware.
      The Company recognizes revenue from the sale of software licenses and hardware when persuasive evidence of an arrangement exists, the product has been delivered, title and risk of loss have transferred to the customer, the fee is fixed or determinable and collection of the resulting receivable is probable. Delivery generally occurs when the product is delivered to a common carrier unless title and risk of loss transfers upon delivery to the customer. In any sales transaction through a distributor or reseller, the Company recognizes revenues when the distributor or reseller sells to an identified end user.
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
      For multiple element arrangements, the Company defers the fair value of revenue associated with each undelivered element until such time as delivery occurs. Deferred revenue is allocated to each element using vendor specific objective evidence of fair value. If such evidence does not exist for delivered elements, the Company records revenues using the residual method. Fair value of the undelivered elements is established through separate sales of each element to third parties. For transactions involving sales of both software licenses and hardware, the Company allocates any resulting discount from the residual fee on a prorata basis.
      The Company recognizes revenue for software license updates and product support ratably over the contract term. Revenue associated with training and consulting services are generally recognized as these services are performed.

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company complies with provisions of SFAS 48, Revenue Recognition When Right of Return Exists and an estimate of the revenue reserve from customer returns is recorded as a reduction in revenues. In determining the Company’s revenue reserve estimate, and in accordance with internal policy, the Company relies on historical data, known returning goods in transit and direct feedback from internal business units. These factors and unanticipated changes in the economic and industry environment could make the Company’s return estimates differ from actual. The revenue reserve was $1.2 million as of December 31, 2004 and December 31, 2003.

Product Warranties and Indemnification
      The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product, geographic location of its sale and other factors. The Company accrues for estimated product warranty claims for certain customers based primarily on historical experience of actual warranty claims as well as current information on repair costs. Accrued warranty costs as of December 31, 2004 and 2003 were immaterial. Most customers purchase extended warranty contracts, which are accounted for under FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.
      The Company also indemnifies its customers against claims that its products infringe certain copyrights, patents or trademarks, or incorporate misappropriated trade secrets. The Company has not been subject to any material infringement claims by customers in the past and does not have significant claims pending as of December 31, 2004.

Deferred Revenue
      Deferred revenue primarily represents payments received from customers for software license updates, product support and educational services prior to revenue recognition.

Software Development Costs
      In accordance with SFAS 86, Accounting for the Costs of Computer to Be Sold, Leased, or Otherwise Marketed, the costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established upon completion of a working model. Any additional costs are capitalized upon the establishment of technological feasibility. As the period between the time the Company establishes the technological feasibility and the first customer shipment is short, no costs related to internally developed software have been capitalized to date.

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      At December 31, 2004, the Company has three active stock option plans used as part of employee compensation and one active employee stock purchase plan, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2004	2003	2002

	(In thousands, except
	per share amounts)
Net income (loss) attributable to common shareholders as reported	$52,449	$29,025	$(108,299)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(16,260)	(8,560)	(16,842)
Add back: Non-cash compensation and services expense	2,879	446	553

Pro forma net income (loss) attributable to common shareholders	$39,068	$20,911	$(124,588)

Basic and diluted income (loss) per share:
As reported	$0.65	$0.39	$(2.06)
Pro forma	$0.48	$0.28	$(2.37)
      In 2004, the Company’s compensation committee accelerated the vesting of certain outstanding options of two departing executives which resulted in an expense of $2.2 million and is included in “Selling, general and administrative expenses”.

Foreign Currency Translation and Foreign Exchange Transactions
      Operations of the Company’s foreign subsidiaries are measured using local currencies as the functional currency for each subsidiary. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect as of the balance sheet dates, and results of operations for each subsidiary are translated using the average rates in effect for the periods presented. Translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity. Accumulated translation adjustments were a net unrealized loss of $1.0 million at December 31, 2004, a net unrealized immaterial gain at December 31, 2003, and a net unrealized loss of $1.4 million at December 31, 2002.
      The Company has a foreign exchange hedging program, utilizing forward foreign currency contracts, designed to mitigate future impact on non-functional currency balances arising from foreign currency fluctuations. The forward foreign currency contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa at a specified future date. The Company has not designated the derivatives used in the foreign exchange hedging program as cash flow or fair value hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In general, these contracts have maturities of one month or less. These contracts are revalued to their fair value in the balance sheet on a monthly basis. Realized losses on the foreign currency forward contracts were $1.9 million in 2004, $3.2 million in 2003 and $2.5 million in 2002. As of December 31, 2004 and 2003, outstanding forward foreign currency contracts were primarily for Euros, British pounds, Australian dollars, Japanese yen and Canadian dollars.

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Gains realized on foreign currency transactions, excluding the results of foreign exchange hedging activities, were $1.4 million in 2004, $2.9 million in 2003, and $2.7 million in 2002. Gains and losses realized on foreign currency transactions, including foreign exchange hedging activities, were a loss of $0.5 million in 2004 and were immaterial in 2003 and 2002. These gains and losses are included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

Concentrations of Risks
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
      The Company has outsourced manufacturing capabilities to third parties and relies on those suppliers to order components; build, configure and test systems and subassemblies; and ship products to meet customers’ delivery requirements in a timely manner. Failure to ship product on time or failure to meet the Company’s quality standards would result in delays to customers, customer dissatisfaction or cancellation of customer orders.

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
      The allowance for doubtful accounts roll-forward for 2004, 2003 and 2002 is as follows:

		Charged (Released)
	Beginning	to Costs and		Ending
	Balance	Expenses	Deductions	Balance

2004
Allowance for doubtful accounts	$4,800	$(739)	$855	$3,206
2003
Allowance for doubtful accounts	$11,786	$(3,744)	$3,242	$4,800
2002
Allowance for doubtful accounts	$5,987	$8,412	$2,613	$11,786

Income Taxes
      Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Comprehensive Income (Loss)
      Accumulated other comprehensive income (loss) at December 31 is comprised of (in thousands):

	2004	2003	2002

Accumulated unrealized net gains (loss) on available-for-sale securities	$(635)	$208	$486
Accumulated translation adjustments	(1,009)	340	(1,359)

Accumulated other comprehensive income (loss)	$(1,644)	$548	$(873)

      The reclassification adjustment relating to unrealized gains and losses on securities included in accumulated other comprehensive loss is comprised of (in thousands):

	2004	2003	2002

Unrealized holding gains (loss) arising during the period	$(983)	$530	$1,437
Less: reclassification adjustment for net (gains) loss recognized in net income (loss)	140	(808)	(1,554)

Net unrealized losses on securities	$(843)	$(278)	$(117)

Recently Issued or Adopted Accounting Pronouncements

EITF 03-01
      In March 2004, the FASB Emerging Issues Task Force issued No. 03-1 (“EITF 03-01”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. Accordingly, additional disclosures as required by EITF 03-01 are included in Note 2.

SFAS No. 123R
      In December 2004, the Financial Accounting Standards Board (“FASB”) recently enacted Statement of Financial Accounting Standards 123 revised 2004 (“SFAS 123R”), Share-Based Payment which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the fourth quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 for the pro forma net income and net income per share amounts,

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for fiscal 2002 through fiscal 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the consolidated statements of income and net income per share.

FSP No. 109-2
      FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under FASB Statement No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

Note 2:	Investments
      Short-term investments in marketable debt securities at December 31 consist of the following (in thousands):

	2004

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Corporate notes and bonds	$52,243	$8	$(381)	$51,870
U.S. Treasury and agency securities	61,773	4	(266)	61,511

Total	$114,016	$12	$(647)	$113,381

	2003

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Corporate notes and bonds	$48,494	$148	$(45)	$48,597
U.S. Treasury and agency securities	39,136	129	(23)	39,242
Other	500	—	—	500

Total	$88,130	$277	$(68)	$88,339

      The maturity of short-term investments in marketable debt securities at December 31, 2004, was as follows (in thousands):

	Market Value

	Within	One to	Greater Than
	One Year	Three Years	Three Years	Total

Corporate notes and bonds	$8,838	$38,708	$4,324	$51,870
U.S. Treasury and agency securities	4,956	45,160	11,395	61,511

Total	$13,794	$83,868	$15,719	$113,381

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2004, 2003 and 2002, the Company recorded realized gains of $0.2 million, $1.0 million and $1.7 million, and realized losses of $0.3 million, $0.2 million and $0.1 million, respectively.
      Short-terms investments with unrealized losses at December 31, 2004 consist of the following (in thousands):

	In Loss Position for		In Loss Position for
	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate notes and bonds	$42,048	$(363)	$1,787	$(18)	$43,835	$(381)
U.S. Treasury and agency securities	56,200	(263)	197	(3)	56,397	(266)

Total	$98,248	$(626)	$1,984	$(21)	$100,232	$(647)

      The gross unrealized losses related to short-term investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during fiscal 2004. The Company reviewed its investment portfolio to identify and evaluate investments at December 31, 2004 that are temporary in nature and the Company also reviewed its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Note 3:	Inventories
      Inventories as of December 31 consist of (in thousands):

	2004	2003

Raw materials	$2,194	$3,512
Work in progress	—	6
Finished goods	1,146	2,658

Total	$3,340	$6,176

Note 4:	Other Current Assets
      Other current assets as of December 31 consist of (in thousands):

	2004	2003

Prepaid expenses	$7,818	$10,749
Other receivables	1,927	2,278
Restricted cash	3,393	6,118

Total	$13,138	$19,145

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:	Property and Equipment
      Property and equipment as of December 31 consist of (in thousands):

	2004	2003

Land	$3,914	$3,914
Buildings and improvements	45,709	45,709
Computer, equipment and software	145,894	135,927
Field spares	24,994	23,385
Office equipment	37,655	37,367
Leasehold improvements	23,976	23,715
Construction in progress	2,656	975

Total	284,798	270,992
Accumulated depreciation and amortization	(222,304)	(202,393)

Property and equipment, net	$62,494	$68,599

      As of December 31, 2004 and 2003, the Company had $0.7 million and $0.4 million of computers and equipment acquired under capital lease arrangements with related accumulated amortization of $0.4 million and $0.2 million, respectively.

Note 6:	Intangible Assets
      Intangible assets, excluding goodwill, consist of (in thousands, except for amortization period, which is in years):

	December 31, 2004				December 31, 2003

	Weighted Average	Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Existing technology acquired	9	$17,018	$15,643	$1,375	$17,018	$13,976	$3,042
Intellectual property acquired	7	21,573	20,640	$933	21,573	19,392	$2,181

Total intangible assets		$38,591	$36,283	$2,308	$38,591	$33,368	$5,223

      During the third quarter of 2002, the Company identified indicators of impairment of acquired assets relating to previous acquisitions. These indicators included the deterioration in the business outlook, recent changes in strategic plans and revised future net cash flow for certain acquired intangible assets. Therefore, the Company compared these future net cash flows to the respective carrying amounts attributable to the acquired intangible assets and determined that an impairment existed. As a result, during the third quarter of 2002, the Company recorded a total impairment charge of $38.6 million. Of this charge, $37.6 million related to acquired technology and was recorded within cost of revenues, while approximately $1 million related to customer base and sales channels acquired and was recorded within selling, general and administrative expenses. Amortization expense of intangible assets including those for which an impairment charge was taken, except goodwill and assembled workforce, was $2.9 million, $4.6 million and $12.8 million for 2004, 2003 and 2002, respectively. The amortization expense related to the intangible assets written off during 2002 was $7.7 million. The estimated amortization for 2005 is $2.3 million and none thereafter.
      During 2003, the Company recorded an impairment charge of $2.0 million related to a software license agreement that had been identified as having no future viability within the Company’s product line. The charge was recorded within cost of software license revenues. No similar charge was recorded during 2004.

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7:	Other Accrued Liabilities
      Other accrued liabilities as of December 31 consist of (in thousands):

	2004	2003

Accrued sales and use taxes	$7,162	$8,066
Accrued restructuring	6,322	7,193
Accrued income taxes	23,359	16,817
Other accrued liabilities	25,111	32,714

Total	$61,954	$64,790

Note 8:	Convertible Subordinated Debentures
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
      On February 13, 2004, the Company entered into a $100 million revolving credit facility with a number of financial institutions led by Comerica Bank, which is also the administrative agent, and The CIT Group/ Business Credit, Inc., which is also the collateral agent. This credit facility amended the Company’s prior $50 million credit facility with Comerica Bank entered into on August 9, 2002. It eliminated the prior facility’s borrowing base requirements and other related restrictions. The revolver has a three-year term and the amounts borrowed are secured by substantially all of the Company’s assets, including the stock of its significant subsidiaries. The Company can select interest options for advances based on the prime rate or eurocurrency rates, which include margins that are subject to quarterly adjustment. The revolver includes a $10 million sub-line for issuance of stand-by letters of credit. Mandatory prepayment and reduction of the facility is required in the amount of 100% of permitted asset sales over $1 million annually and 100% of the proceeds of future debt issuances, subject to certain exclusions. The revolver can be used for working capital, general corporate purposes and the financing of capital expenditures. The credit agreement includes customary

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
representations and warranties and covenants. The financial covenants include minimum liquidity ratio, minimum fixed charge coverage ratio, minimum earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, maximum debt to EBITDA ratio and minimum tangible net worth tests.
      At December 31, 2003, the Company had $41 million outstanding under its borrowing agreements of which $2 million was paid prior to February 13, 2004 in accordance with the original payment terms and the remaining $39 million was refinanced with this new $100 million revolving credit facility on February 13, 2004. In September 2004, the Company repaid the $40 million outstanding under the $100 million revolving credit facility. The Company was in compliance with all related covenants and restrictions as of December 31, 2004.
      In addition to the line of credit the Company has two outstanding bank guarantees with a European bank, which are required for daily operations such as payroll, import/export duties and facilities. As of December 31, 2004, approximately $3 million is recorded as restricted cash in other current assets on the consolidated balance sheets related to these bank guarantees.

Note 10:	Commitments
      The Company leases its facilities and certain equipment under non-cancelable capital and operating leases. Future minimum lease payments under such capital and operating leases which include rent of the unoccupied facilities as a component of the restructing accrual as noted in Note 17 and the present value of minimum lease payments under capital leases as of December 31, 2004 are as follows (in thousands):

	Capital	Operating

2005	$167	$16,784
2006	114	10,622
2007	52	4,513
2008	—	3,861
2009	—	3,687
2010 and thereafter	—	15,606

Future minimum lease payments	333	$55,073

Amounts representing interest	(28)

Present value of future minimum lease payments	305
Current portion	(150)

Capital lease obligations, net of current portion	$155

      Rent expense incurred under the operating leases was approximately $10 million, $11 million, and $11 million in 2004, 2003, and 2002, respectively. Rent expense under the facilities leases is recognized on a straight-line basis over the term of the lease. In addition, the Company recorded sublease rental income of $0.5 million in 2004, $0.8 million in 2003 and $1.4 million in 2002.
      As of December 31, 2004, the Company had non-cancelable commitments primarily consisting of telecommunication, royalty and contract manufacturing agreements of $16.3 million, $10.0 million, $10.0 million, $7.0 million and $6.4 million payable in 2005, 2006, 2007, 2008 and 2009, respectively.

Note 11:	Convertible Preferred Stock
      On January 21, 2003, the Company and Vista Equity Fund II, L.P. or Vista, closed a private placement for the sale of $50 million of the Company’s Series B convertible preferred stock with net proceeds of $44 million after expenses. The shares of Series B convertible preferred stock were sold for $1,000 per share

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and the holders of the 50,000 outstanding shares of Series B convertible preferred stock are entitled to vote (on an as-converted basis) on all matters subject to a stockholder vote. On most issues, the holders of Series B preferred stock and common stock vote together as a single class; however, the holders of Series B convertible preferred stock have veto rights with respect to certain Company actions. The actions which require the affirmative vote of the holders of a majority of the outstanding shares of Series B convertible preferred stock are fully described in the Company’s Certificate of Determination of Rights, Preferences and Privileges of Series B convertible preferred stock. The shares of Series B convertible preferred stock are initially convertible into 22.2 million shares of the Company’s common stock (subject to certain anti-dilution protection adjustments) and are mandatorily redeemable at 125% of the original purchase price of the stock plus accumulated unpaid dividends on January 21, 2013. Each holder of the Series B convertible preferred stock has the right, at any time, to convert all or a portion of its outstanding shares of Series B convertible preferred stock into shares of common stock. As more fully described in the Company’s Certificate of Determination of Rights, Preferences and Privileges of Series B convertible preferred stock, the Company may elect to cause all, or under certain circumstances portions, of the outstanding shares of Series B convertible preferred stock to be converted into common stock. In order for the Company to cause such a conversion to occur, all the shares issued pursuant to such conversion must be sold pursuant to an underwritten public offering of common stock pursuant to an effective registration statement under the Securities Act in which the price per share paid by the public exceeds $8.00 (subject to adjustments to reflect any stock dividends, stock splits and the like) and the Company would need to notify each holder of Series B convertible preferred stock no later than ten business days prior to the conversion date. Prior to such offering, the holder could convert all or a portion of its shares into common stock to avoid selling such shares in such offering.
      The shares of Series B convertible preferred stock have a liquidation preference over the shares of common stock such that (i) upon any liquidation, dissolution or winding up of the Company, the holders of Series B convertible preferred stock receive payments equal to 100% of their investment amount, plus unpaid dividends prior to payments to the holders of common stock (aggregate liquidation preference of $60.7 million and $55.0 million as of December 31, 2004 and 2003, respectively), or (ii) in the event of a change of control of the Company, the holders of Series B convertible preferred stock receive payments equal to 125% of their investment amount plus accumulated unpaid dividends, prior to payments to the holders of common stock (aggregate liquidation preference of $73.2 million and $67.5 million as of December 31, 2004 and 2003, respectively) (or, in each case, if greater, the amount they would have received had the Series B convertible preferred stock converted to common stock immediately prior to such liquidation or change of control). Additionally, in the event that the Company declares a dividend or distribution to the holders of common stock, the holders of Series B convertible preferred stock shall be entitled to equivalent participation on an as if converted basis in such dividend or distribution.
      During the time that the Series B convertible preferred stock is outstanding, the Company is obligated to accrue dividends on each share of the Series B convertible preferred stock, compounded on a daily basis at the rate of 10% per annum. The undeclared preferred stock dividends are forfeited in the event of conversion. Accrued dividends were $5.8 million and $5.0 million for the year ended December 31, 2004 and 2003 respectively. In addition to the dividend accrual, the Company is recording accounting charges associated with the accretion of the 125% redemption premium and the amortization of the beneficial conversion feature under the net interest method through January 21, 2013. The redemption premium of $17.6 million is calculated based on a redemption value of $62.5 million. Accretion of the redemption premium was $1.6 million and $1.4 million for the twelve months ended December 31, 2004 and 2003 respectively. The beneficial conversion feature of $17.6 million is computed based on the difference between the conversion price of the preferred equity and the fair market value of the Company’s common stock on January 21, 2003. Amortization of the beneficial conversion feature was $1.5 million and $1.3 million for the year ended December 31, 2004 and 2003, respectively.

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The sale and issuance of the Series B convertible preferred stock to Vista followed the approval of the transaction by the Company’s shareholders at the Special Meeting of Shareholders on January 21, 2003. Pursuant to Vista’s contractual rights, following the sale and issuance of the Series B convertible preferred stock, Vista elected two new members to the Company’s Board of Directors.
      On February 13, 2004, the Company filed a Registration Statement on Form S-3 for the registration of 12,000,000 shares of its common stock, 2,700,000 of which would be offered by the Company and 9,300,000 of which would be offered by selling shareholders. In connection with the offering, Vista agreed to convert all of its Series B convertible preferred stock into 22,222,222 shares of the Company’s common stock immediately prior to the completion of the offering. In consideration for this voluntary conversion, the Company agreed to issue Vista 200,000 additional shares of the Company’s common stock and pay Vista a $3 million transaction fee. On August 23, 2004, the Company announced that it was withdrawing the offering of the 12,000,000 shares of its common stock due to market conditions. As the offering was withdrawn without completion, the conversion agreement with Vista described above expired, without payments being made thereunder and accordingly, in the third quarter of 2004 the Company expensed approximately $0.8 million in legal, accounting and printing costs incurred for the preparation of the public offering.

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
      A summary of stock option activity follows:

	Number of	Weighted-Average
	Shares	Exercise Price

Outstanding as of January 1, 2002 (4,151,876 stock options exercisable at a weighted average exercise price of $10.73)	10,411,890	$9.12
Granted	6,329,232	3.69
Canceled	(3,582,716)	7.57
Exercised	(160,972)	2.95

Outstanding as of December 31, 2002 (5,207,509 stock options exercisable at a weighted average exercise price of $9.68)	12,997,434	6.96
Granted	2,526,060	3.85
Canceled	(2,084,270)	7.39
Exercised	(3,183,372)	4.89

Outstanding as of December 31, 2003 (5,597,656 stock options exercisable at a weighted average exercise price of $8.87)	10,255,852	6.76
Granted	3,893,085	12.32
Canceled	(1,411,656)	9.89
Exercised	(2,830,231)	4.10

Outstanding as of December 31, 2004	9,907,050	$9.22

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding as of December 31, 2004:

		Weighted Average
		Remaining
Range of	Number	Contractual Life	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	(In Years)	Exercise Price	Exercisable	Exercise Price

$ 1.24 - $ 1.70	680,119	7.62	$1.69	647,092	$1.70
1.77 - 3.10	1,732,472	6.41	2.90	1,277,430	2.93
3.14 - 4.79	1,705,586	7.38	4.35	941,071	4.40
4.81 - 8.91	2,302,862	8.19	8.28	651,552	7.27
8.97 - 10.97	885,140	8.89	10.35	183,946	10.37
11.00 - 16.94	1,317,240	7.10	14.91	604,212	14.54
17.19 - 19.75	941,031	7.57	18.48	283,081	18.47
20.00 - 29.31	40,200	3.89	22.71	40,200	22.71
31.00 - 37.94	170,350	5.25	32.29	170,350	32.29
45.88 - 59.56	132,050	4.89	45.97	132,050	45.97

$ 1.24 - $59.56	9,907,050	7.45	$9.22	4,930,984	$8.54

      As of December 31, 2004, 3,866,960 shares were available for future grant under the Company’s stock option plans.

Employee Stock Purchase Plan
      In 1990, the Board of Directors established the 1990 Employee Stock Purchase Plan, under which 8.25 million common shares are currently authorized for sale to qualified employees through payroll withholdings at a price equal to 85% of the lower of the fair market value as of the beginning or end of each 6-month offering period which commences on February 16 and August 16 (or the next business day if those days are not business days) of each year. Shares purchased were 534,563 and 724,979 and 963,363 at weighted average exercise prices of $6.51, $1.79 and $2.12 in 2004, 2003 and 2002, respectively. As of December 31, 2004, 6,156,525 shares had been issued under this plan.

Shares Reserved for Issuance
      As of December 31, 2004, the Company had reserved shares of common stock for issuance as follows:

Stock option plans	13,774,010
Stock purchase plans	2,093,475
Other stock plans	126,318

15,993,803

Restricted Stock Issuance
      In July 2000, the Company’s Board of Directors amended the 1996 Employee Stock Option Plan and granted 165,000 shares of restricted stock to specific employees. The Company recorded a deferred stock compensation charge of approximately $3 million for the fair value of the common shares on the issuance date and amortizes the amount, net of forfeitures, over the three-year vesting period on a straight line basis. Amortization expense for 2003 and 2002 was $446,000 and $553,000, respectively. As of December 31, 2003, 102,950 shares were vested and 62,050 were forfeited.

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In April 2004, the Company’s Board of Directors granted 25,000 shares of restricted stock to its President and Chief Executive Officer. The Company recorded a deferred stock compensation charge of $0.4 million for the fair value of the common shares on issuance date and amortizes the amount, net of forfeitures, over the three year vesting period on a straight line basis. Amortization expense for 2004 was $0.1 million. This is the only restricted stock grant currently outstanding as of December 31, 2004.

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
      The fair value of each option grant (estimated on the date of grant) was estimated using the Black-Scholes model with the following assumptions:

	Year Ended December 31,

	2004	2003	2002

Employee Stock Options
Expected life from grant date (in years)	3.1	3.3	3.1
Expected stock volatility	94%	119%	112%
Risk-free interest rate	3%	2%	3%
Dividend yield	—	—	—
Weighted-average fair value	$7.59	$2.72	$2.50
Employee Stock Purchase Plan
Expected life from grant date (in years)	0.5	0.5	0.5
Expected stock volatility	58%	116%	124%
Risk-free interest rate	3%	3%	3%
Dividend yield	—	—	—
Weighted-average fair value	$3.23	$1.03	$0.96

Note 13:	Employee Benefit Plan
      Qualified employees are eligible to participate in the Company’s 401(k) tax-deferred savings plan. Participants may contribute up to 75% of their eligible earnings (up to a maximum contribution of $13,000 in 2004 and employees over 50 are eligible to contribute an additional $3,000 in catch up contributions) to this plan, for which the Company, at the discretion of the Board of Directors and within certain limitations, may make matching contributions and discretionary contributions. The Company temporarily suspended matching contributions in 2002 and 2003. During 2004 the Company resumed contributions to the plan and contributions were approximately $1 million in 2004.

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14:	Income Taxes
      Net income (loss) before income taxes and cumulative effect of change in accounting principle for the years ended December 31 consists of (in thousands):

	2004	2003	2002

Domestic	$32,092	$18,895	$(87,265)
Foreign, net	36,678	25,678	2,968

Total	$68,770	$44,573	$(84,297)

      Income tax provisions (benefits) for the years ended December 31 consist of (in thousands):

	2004	2003	2002

Current:
Federal	$448	$275	$(28,379)
State	900	600	92
Foreign	6,165	6,196	858

Subtotal	7,513	7,071	(27,429)
Deferred:
Federal	—	—	—
State	—	—	—

Subtotal	—	—	—

Total	$7,513	$7,071	$(27,429)

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
      A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of income (loss) before income taxes for the years ended December 31 is as follows:

	2004	2003	2002

Tax at statutory rate	35.0%	35.0%	(35.0)%
State income taxes — net of federal effect	0.9	0.9	(3.0)
Nondeductible expenses	0.2	4.2	—
Effect of differences in foreign tax rates	(9.7)	(3.7)	—
Change in valuation allowance	(16.4)	(23.8)	15.4
Goodwill write-down	—	—	23.4
Tax refund as a result of change in tax law	—	—	(33.7)
Alternative minimum tax	0.7	0.6	—
Other	0.2	2.7	0.4

Total	10.9%	15.9	(32.5)%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operating loss carry forwards and tax credits. Significant components of the Company’s deferred income tax assets and liabilities as of December 31 were as follows (in thousands):

	2004	2003

Deferred tax assets:
Accruals deductible in different periods	$13,051	$17,474
Deferred revenue	414	98
Depreciation and amortization	6,421	7,583
Net operating loss and tax credit carryovers of Aspect and Subsidiaries	48,429	51,170
Costs capitalized for state tax purposes	2,050	2,301

Total deferred tax assets	$70,365	$78,626

Deferred tax liabilities:
Unrealized gains on investments	$—	$—
Purchased intangibles	—	(7)

Total deferred tax liabilities	$—	$(7)

Net deferred tax asset before valuation allowance	$70,365	$78,619
Valuation allowance	$(70,365)	$(78,619)

Net deferred tax asset (liability)	$—	$—

      The Company records a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized. During 2004, the valuation allowance balance, excluding the impact of net operating losses resulting from the exercise of employee stock options, decreased approximately $18 million. As of December 31, 2004, approximately $20 million of the Company’s total deferred tax assets related to net operating losses resulting from the exercise of employee stock options. When recognized, the tax benefit of these losses will be accounted for as a credit to shareholders’ equity rather than as a reduction of the income tax provision.
      As of December 31, 2004, the Company had approximately $98 million of federal net operating losses, which will expire over the course of the next 20 years unless utilized. The Company had approximately $32 million of California net operating losses that will expire over the course of the next 10 years unless utilized. The net operating loss carried into 2004 has been reduced by $13 million to reflect adjustments to the Company’s intercompany cost sharing arrangement.
      As of December 31, 2004, the Company had approximately $6 million of available Federal Research and Development Credits, which expire over the next 15 years; $4 million of available California Research and Development and Manufacturer’s Investment Credits, of which the Research and Development Credit may be carried forward indefinitely; and of which the Manufacturer’s Investment Credits expire over the next 4 years.
      As of December 31, 2004, approximately $24 million of the Company’s federal net operating losses and $1 million of its tax credit carryovers were from acquisitions, which were accounted for under the purchase method of accounting. The amount of the net operating losses and tax credits relating to these acquisitions that can be utilized in any given year to reduce certain future taxable income may be limited. The net operating losses and tax credit carryovers from these acquisitions will fully expire in 2009 if they are not utilized.

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Basic earnings per share for the years ended December 31, 2004 and 2003 are calculated using the two-class method as follows (in thousands, except percentages and per share data):

Basic EPS — Two-Class Method

	Year Ended December 31,

	2004		2003

	Amount	EPS	Amount	EPS

Net income before cumulative effect of change in accounting principle	$61,257		$37,502
Preferred Stock dividend accretion and amortization	(8,808)		(7,700)

Net income attributable to common shareholders before cumulative effect of change in accounting principle	52,449		29,802
Amount allocable to common shareholders(1)	73%		72%

Rights to undistributed income before cumulative effect of change in accounting principle	$38,288	$0.65	$21,457	$0.40

Cumulative effect of change in accounting principle	$—		$(777)
Amount allocable to common shareholders(1)	73%		72%

Rights to undistributed cumulative effect of change in accounting principle	$—	$—	$(559)	$(0.01)

Net income attributable to common shareholders	$52,449		$29,025
Amount allocable to common shareholders(1)	73%		72%

Rights to undistributed income	$38,288	$0.65	$20,898	$0.39

Weighted average common shares outstanding	58,980		54,453
Weighted average shares of restricted common stock	(19)		—

Basic weighted average common shares outstanding	58,961		54,453

(1) Basic weighted average common shares outstanding	58,961	54,453
Weighted average additional common shares assuming conversion of Preferred Stock	22,222	20,926

Weighted average common equivalent shares assuming conversion of Preferred Stock	81,183	75,379

Amount allocable to common shareholders	73%	72%

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted EPS

	Year Ended
	December 31,

	2004		2003

Net income attributable to common shareholders before cumulative effect of change in accounting principle	$52,449		$29,802
Preferred Stock dividend accretion and amortization	8,808		7,700

Net income before cumulative effect of change in accounting principle	$61,257		$37,502

Basic weighted average common shares outstanding	58,961		54,453
Dilutive effect of weighted average shares of restricted common stock	19		—
Dilutive effect of stock options	4,542		3,496
Dilutive effect of Preferred Stock assuming conversion	22,222		20,926

Diluted weighted average shares outstanding	85,744		78,875

Diluted earnings per share before cumulative effect of change in accounting principle	$0.71		$0.48

Cumulative effect of change in accounting principle	$—		$(0.01)

Diluted earnings per share attributable to common Shareholders	$0.71	*	$0.47	*

*	Diluted earnings per share cannot be greater than basic earnings per share. Therefore, reported diluted earnings per share and basic earnings per share for the years ended December 31, 2004 and 2003, were the same.
      As of December 31, 2004 and 2003, approximately 2.4 million and 5.1 million common stock options outstanding, respectively, have been excluded from the diluted earnings per share calculations, as the inclusion of these common stock options would have been anti-dilutive.
      For the year ended December 31, 2002 basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive impact of convertible subordinated debentures, stock options and restricted stock awards. Basic and diluted loss per share for the year ended December 31, 2002 are calculated as follows (in thousands, except per share data):

2002

Weighted average shares outstanding	52,631
Restricted common stock	(112)

Shares used in calculation, basic and diluted	52,519

Net loss before cumulative effect of change in accounting principle	(56,868)
Cumulative effect of change in accounting principle	(51,431)

Net loss	$(108,299)

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(1.08)

Cumulative effect of change in accounting principle	$(0.98)

Basic and diluted net loss per share	$(2.06)

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company had approximately 13 million common stock options outstanding for the year ended December 31, 2002, which could potentially dilute basic earnings per share in the future. Additionally, the Company had 105,950 shares of restricted common stock outstanding as of December 31, 2002. These options, shares and restricted stock were excluded from the computation of diluted earnings per share because inclusion of these shares would have had an anti-dilutive effect, as the Company had a net loss for the period.
      As of December 31, 2002, the Company determined that the convertible subordinated debentures would be settled in cash before or on August 10, 2003, which was the put date. Therefore, the Company used $47.08 as the conversion price to determine the dilution effect of convertible debentures. Based on the conversion price of $47.08, the Company had 3 million shares of common stock issuable upon conversion of the convertible debentures. These shares were not included in the calculation of diluted earnings per share for 2003 and 2002 because inclusion would have been anti-dilutive.

Note 16:	Segment, Geographic, and Customer Information
      Under SFAS 131, Disclosures about Segments of an Enterprise and Related Information, the Company’s operations are reported in two operating segments, which are product and services. All financial segment information required by SFAS 131 can be found in the consolidated financial statements. For geographical reporting, revenues are attributed to the geographic location in which customers are invoiced and revenue is recognized. Long-lived assets consist of property and equipment and are attributed to the geographic location in which they are located. No single customer accounted for 10% or more of net revenues or accounts receivable in 2004, 2003 and 2002.
      The following presents net revenues for the years ended December 31, 2004, 2003 and 2002; and property and equipment as of December 31, 2004, 2003 and 2002, by geographic area (in thousands):

	2004	2003	2002

Net revenues:
United States	$223,047	$236,302	$261,178
United Kingdom	53,931	49,540	43,500
Other International (each < 10% of total)	93,459	78,006	91,383

Total consolidated	$370,437	$363,848	$396,061

Long-lived assets (property and equipment):
United States	$59,362	$63,418	$79,577
United Kingdom	1,407	3,116	4,218
Other International (each < 10% of total)	1,725	2,065	2,733

Total consolidated	$62,494	$68,599	$86,528

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For management reporting purposes, the Company organizes software license revenues into five groups: call center, workforce productivity, contact center integration, customer self service and other. The following presents net revenues for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Software license:
Call Center (ACD)	$35,544	$28,960	$34,970
Workforce Productivity	20,876	21,275	21,110
Contact Center Integration	11,657	12,004	22,448
Customer Self Service (IVR)	3,463	7,474	5,306
Other	2,522	1,748	(997)

Total software license	74,062	71,461	82,837
Hardware:	48,453	42,981	65,791
Services:
Software license updates and product support	210,996	216,313	205,744
Professional services and education	36,926	33,093	41,689

Total services	247,922	249,406	247,433

Total consolidated	$370,437	$363,848	$396,061

Note 17:	Restructuring Charges
      In fiscal years 2002 and 2001, the Company reduced its workforce by 22% and 28%, respectively, and consolidated selected facilities in its continuing effort to better optimize operations. As of December 31, 2004, the total restructuring accrual was $9.4 million, of which $6.4 million was a short-term liability and $3.0 million was a long-term liability. As of December 31, 2003, the total restructuring accrual was $16.9 million, of which $7.2 million was a short-term liability and $9.7 million was a long-term liability. Components of the restructuring accrual as of December 31, 2004 and 2003 were as follows (in thousands):

			Other
	Severance and	Consolidation of	Restructuring
	Outplacement	Facilities Costs	Costs	Total

Balance at January 1, 2002	$2,157	$27,507	$101	$29,765
2002 provisions	7,120	1,744	$—	8,864
2002 adjustments	(534)	14,074	—	13,540
2002 property write-downs	—	(1,744)	—	(1,744)
2002 payments	(7,459)	(21,622)	—	(29,081)

Balance at December 31, 2002	$1,284	$19,959	$101	$21,344

2003 adjustments	(471)	4,284	—	3,813
2003 payments	(813)	(7,295)	(101)	(8,209)

Balance at December 31, 2003	$—	$16,948	$—	$16,948

2004 payments	—	(7,597)	—	(7,597)

Balance at December 31, 2004	$—	$9,351	$—	$9,351

      Severance and outplacement costs are related to the termination of employees in 2001 and 2002. Employee separation costs include severance and other related benefits. Functions impacted by the restructur-

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ing included sales infrastructure, support services, manufacturing, marketing, research and development, and corporate functions. In 2003, the Company reduced its estimate of remaining severance and outplacement costs.
      The consolidation of facilities costs component of the restructuring accrual includes rent of unoccupied facilities, net of expected sublease income, and write-offs of abandoned internal use software assets. The Company revised its estimate of future facility related obligations and increased the accrual by approximately $4 million in 2003 due to an increase in the estimate of the period of time necessary to sublet abandoned facilities as a result of the then-current real estate market conditions. The remaining accrual balance relates primarily to facilities identified in the 2001 restructurings and will be paid over the next five years.

Note 18:	Asset Retirement Obligations
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
      With the adoption of SFAS 143, the Company recorded all asset retirement obligations, at estimated fair value, for which the Company has legal obligations. Essentially all of these asset retirement obligations are related to the restoration and refurbishment of leasehold improvements for leased properties. This accounting change resulted in an increase in long-term assets of $0.5 million; an increase in long-term liabilities of $1.2 million and in short term liabilities of $0.2 million; and a cumulative effect of adoption that reduced shareholders’ equity and 2003 net earnings by $0.8 million. Additionally, SFAS 143 results in ongoing charges related to the depreciation of the assets and accretion of the liability. For the years ended December 31, 2004 and 2003, the Company recognized SFAS 143 related operating charges of $0.2 million each. For year ended December 31, 2002, SFAS 143 related operating charges would have been immaterial and, therefore, pro forma amounts are not presented on the consolidated statement of operations. The balance of the Company’s asset retirement obligation at December 31, 2004 and 2003 was $1.4 million.

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
      On May 20, 2003, Electronic Data Systems Corporation, or EDS, made a demand for arbitration with the American Arbitration Association in connection with the Master Services Agreement entered into with the Company and EDS in December 2000 where the Company outsourced certain IT needs to EDS. A dispute arose between the Company and EDS over the services and charges to be performed and paid under the Master Services Agreement and the Company terminated the Master Services Agreement for EDS’s breach of the agreement. EDS alleged that the Company breached the Master Services Agreement and implied warranties associated with the Master Services Agreement, and committed fraud and engaged in negligent misrepresentation in inducing EDS to enter into the Master Services Agreement. On June 11, 2003, the

ASPECT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company filed its answer and counterclaims in which it denied every allegation made by EDS, denied that EDS was owed any amount in damages, and counterclaimed that EDS breached the Master Services Agreement, committed fraud in inducing it to not terminate for cause the Master Services Agreement earlier, and engaged in fraudulent and unfair business practices. On May 4, 2004, the Company received the interim award of the arbitrator. The arbitrator ruled that EDS breached the Master Services Agreement and ordered EDS to pay $1.4 million in damages to the Company. The arbitrator rejected the parties’ claims of fraud, negligent misrepresentation, fraudulent misrepresentation and fraudulent and unfair business practices. The arbitrator also allowed further briefing, if desired by EDS, to consider whether the Company performed services that should have been transferred to EDS, and if so whether EDS should be entitled to any lost profits associated with those services. In the parties’ respective briefs, EDS claimed it was entitled to between $1 million to $2.1 million in lost profits. The Company claimed EDS was entitled to nothing. On July 7, 2004, the arbitrator ruled that EDS is not entitled to any damages and affirmed the interim award of damages payable to the Company. Judgment has been entered by the California Superior Court for Santa Clara County and EDS paid the amounts owed to the Company in December 2004. The Company recorded the value of this award as a reduction to IT expense which was allocated to cost of revenues and operating expenses.
Selected Quarterly Financial Data

	Dec. 31	Sept. 30	June 30	Mar. 31

	(In thousands, except per share amounts)
	(Unaudited)
2004 Quarters Ended
Net revenues	$96,751	$91,214	$90,985	$91,487
Gross margin	57,671	54,137	54,436	55,637
(% of net revenues)	60%	59%	60%	61%
Income from operations	18,655	15,121	16,006	17,738
Net income	$17,771	$13,484	$14,428	$15,574
(% of net revenues)	18%	15%	16%	17%
Basic and diluted earnings per share	$0.19	$0.14	$0.15	$0.17
2003 Quarters Ended
Net revenues	$97,386	$92,629	$89,425	$84,408
Gross margin	60,436	53,086	50,506	44,771
(% of net revenues)	62%	57%	56%	53%
Income from operations	19,078	14,003	9,091	7,066
Net income	$16,735	$10,246	$6,468	$3,276
(% of net revenues)	17%	11%	7%	4%
Basic and diluted earnings per share	$0.19	$0.11	$0.06	$0.02

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
      Not applicable

Item 9A.	Controls and Procedures
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
      In July 2004, we completed a major phase of our implementation of Oracle 11i, an upgrade to our information systems that supports our operations, including systems to manage order processing, shipping, support entitlement, accounting and internal computing operations. This implementation constitutes a material change to our internal controls over financial reporting. We note that during the third and fourth quarters of 2004 as well as during our quarterly close process shortly following the fourth quarter of 2004, we identified five significant deficiencies in the design and operation of our internal controls. While two of the identified deficiencies have been remediated, we are in the process of remediating the other three identified deficiencies. See “Risk Factors — Regulatory changes affecting our industry and future changes to generally accepted accounting principles may negatively impact our operating results or ability to operate our business.”
Management’s Report on Internal Controls over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2004, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
      Our management has concluded that, as of December 31, 2004, our internal controls over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, have issued an audit report on our assessment of our internal controls over financial reporting, which is included herein.
Limitations on the Effectiveness of Controls
      Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Aspect have been detected.

Item 9B.	Other Information
      None

PART III

Item 10.	Directors and Executive Officers of the Registrant
      There are no family relationships among any of the directors or executive officers of the Company.

Directors
      The names of our directors, their ages, and certain other information about them as of February 28, 2005 are set forth below:

			Director
Name of Director	Age	Principal Occupation	Since

Barry M. Ariko	58	Chief Executive Officer and President, Mirapoint, Inc.	2002
Gary E. Barnett	51	President and Chief Executive Officer	2004
Norman A. Fogelsong	53	General Partner, Institutional Venture Partners	1985
A. Barry Rand	60	Interim Chairman of the Board of Directors; Chairman and Chief Executive Officer, Equitant Limited	2003
Robert F. Smith	42	Managing Principal, Vista Equity Partners, LLC	2003
Thomas Weatherford	58	Consultant; former Executive Vice President and Chief Financial Officer, Business Objects S.A.	2004
David B. Wright	55	Executive Vice President, EMC Corporation and President, LEGATO Software Division	2001
      Except as set forth below, each of the directors has been engaged in his occupation set forth above during the past five years.
      Messrs. Ariko, Fogelsong and Smith comprise the Compensation Committee of the Board. Messrs. Rand, Weatherford and Wright comprise the Audit Committee of the Board. Messrs. Fogelsong and Smith comprise the Nominating Committee of the Board.
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
      Mr. Barnett has been a director of the Company since June 2004 and has served as our President and Chief Executive Officer since February 2004. In August 2003, Mr. Barnett was appointed by the Board of Directors as our Interim President and Chief Executive Officer. He has previously served in various capacities including Executive Vice President, Products and Chief Technology Officer, Executive Vice President eCRM Applications, Senior Vice President eCRM Applications, Vice President, Portal & Enterprise Applications Division and Vice President Portal Software Division. Prior to joining Aspect, Mr. Barnett was a founding engineer at Octel Communications. He left Octel to become a founding engineer at Aspect in 1985. In 1987, Mr. Barnett left Aspect to found and lead Prospect Software, Inc., a provider of computer-telephony integration products, and returned to Aspect in 1996 when we acquired Prospect. Mr. Barnett holds a bachelor’s degree from Western Kentucky University and a master’s degree in computer science from the University of Kentucky.
      Mr. Fogelsong has been a director since September 1985. Since March 1989, Mr. Fogelsong has been a General Partner and Managing Director of Institutional Venture Partners, a venture capital investment firm. Between March 1980 and February 1989, Mr. Fogelsong was a venture capitalist with Mayfield Fund, a venture capital investment firm.
      Mr. Rand has been a director since January 2003 and has served as Interim Chairman of the Board of Directors since August 2003. From January 2003 to March 2005, Mr. Rand is currently Chairman and Chief Executive Officer of Equitant Limited, a provider of Order-to-Cash management services. From 1999 to 2001, Mr. Rand was the Chairman and Chief Executive Officer of The Avis Group following a thirty-year career with Xerox Corporation where he served most recently as Executive Vice President of Worldwide Operations. Mr. Rand also serves on the Board of Directors of Abbott Laboratories, Agilent Technologies, and Cingular Wireless LLC (formerly AT&T Wireless Services).
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
      Mr. Weatherford has been a director since January 2004. Mr. Weatherford served as Executive Vice President and Chief Financial Officer of Business Objects S.A., a provider of business intelligence software from 1997 until his retirement in 2002. Mr. Weatherford has held senior financial positions at NETCOM On-Line Communication Services, Logitech, Texas Instruments, Schlumberger, and Tandem Computers. Mr. Weatherford also serves on the boards of ILOG S.A., Saba Software, Inc., Synplicity, Inc., Tesco Corporation and is affiliated with several private companies.
      Mr. Wright has been a director since February 2001. Since October 2003, Mr. Wright has served as an Executive Vice President of EMC Corporation, a provider of information storage systems, software, networks and services, and President of EMC’s Legato Systems Division. From October 2000 until its acquisition by EMC in October 2003, Mr. Wright served as President and Chief Executive Officer of Legato Systems, Inc. Mr. Wright joined Amdahl Corporation in 1987 as Vice President for Sales and Service in the Northeast region of the United States and served as its President and Chief Executive Officer from 1997 to 2000. Mr. Wright is a member of the Board of Directors of Applied Micro Circuits Corporation and VA Software Corporation.

Executive Officers of the Company
      The names of our executive officers, their ages and certain other information about them as of February 28, 2005 are set forth below:

Name	Age	Position

Gary E. Barnett	51	President and Chief Executive Officer
James C. Reagan	46	Executive Vice President and Chief Financial Officer
      Executive officers serve at the discretion of the Board of Directors.
      Mr. Barnett See above in Directors.
      Mr. Reagan has served as our Executive Vice President and Chief Financial Officer since December 2004. Prior to joining Aspect, Mr. Reagan served as Executive Vice President and Chief Financial Officer at

American Management Systems, a global software and IT consulting company from September 2003 to May 2004 and Senior Vice President and Controller from March 2002 to September 2003. From 1999 to 2002, Mr. Reagan served as Vice President of Finance and Administration at Nextel Communications. Earlier, from 1997 to 1999, Mr. Reagan served as Executive Director of Finance Operations for MCI. Mr. Reagan is a Certified Public Accountant in the state of Virginia and holds a bachelor’s degree in business administration from the College of William and Mary and a master’s degree in business administration from the Loyola College in Maryland.

Shareholder Nominations
      Information required by this Item is incorporated by reference to the information under the heading “Deadline for Receipt of Shareholder Proposals” contained in Aspect Communication Corporation’s definitive Proxy Statement for its 2005 stockholders’ meeting.

Code of Ethics
      The Company has adopted the Code of Ethics for Financial Managers which applies to the Chief Executive Officer and the Chief Financial Officer, who are the principal accounting officers (collectively, the “Finance Managers”). If any substantive amendments are made to the Code of Ethics or the Board of Directors grants any waiver, including any implicit waiver, from a provision of the code to any of the directors or officers of the Company. The Company will disclose the nature of such amendment or waiver in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and holders of more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership of such securities with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.
      Based on a review of the copies of Forms 3, 4 and 5 furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and ten percent holders were complied within a timely manner during fiscal year 2004.

Audit Committee and Audit Committee Financial Experts
      Information required by this Item is incorporated by reference to the information under the heading “Audit Committee Report” contained in Aspect Communication Corporation’s definitive Proxy Statement for its 2005 stockholders’ meeting.

Item 11.	Executive Compensation
      Information required by this Item is incorporated by reference to the information under the heading “Executive Compensation” contained in Aspect Communication Corporation’s definitive Proxy Statement for its 2005 stockholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information required by this Item is incorporated by reference to the information under the heading “Security Ownership of Principal Ownership and Management” contained in Aspect Communication Corporation’s definitive Proxy Statement for its 2005 stockholders’ meeting.

Item 13.	Certain Relationships and Related Transactions
      Information required by this Item is incorporated by reference to the information under the heading “Certain Relationships and Management Agreements” contained in Aspect Communication Corporation’s definitive Proxy Statement for its 2005 stockholders’ meeting.

Item 14.	Principal Accounting Fees and Services
      Information concerning principal accountant fees and services and the audit committee’s preapproval policies and procedures required by this Item is incorporated by reference under the heading “Auditor Fees” contained in Aspect Communication Corporation’s definitive Proxy Statement for its 2005 stockholders’ meeting.
PART IV

Item 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K
      (a) Documents filed as part of this report:

1. Financial Statements and Reports of KPMG LLP

The financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

2. Financial Statement Schedule

All financial statement schedules have been omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes there to under Part II, Item 8 of this Form 10-K.

3. Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation of the Registrant.(1)

3	.1a	Form of Certificate of Determination of Rights, Preference and Privileges of Series B Convertible Preferred Stock of Aspect Communications Corporation.(4)

3.2		Certificate of Determination of the Rights, Preferences and Privileges of the Series A Participating Preferred Stock, dated May 11, 1999.(2)

3.3		Bylaws of the Registrant, as amended to date.(1)

3.4		Certificate of Amendment to Registrant’s Articles of Incorporation dated September 24, 1999.(1)

3.5		Certificate of Amendment to Registrant’s Articles of Incorporation dated February 3, 2003.(1)

4	.1a	Preferred Stock Purchase Agreement dated as of November 14, 2002, by and between Registrant and Vista Equity Fund II, L.P.(4)

4	.1b	Amendment to the Preferred Stock Purchase Agreement dated as of November 22, 2002, by and between Registrant and Vista Equity Fund II, L.P.(5)

4	.1c	Letter Agreement, dated as of January 21, 2003, by and between Registrant and Vista Equity Fund II, L.P.(6)

4.4		Preferred Shares Rights Agreement dated May 11, 1999.(2)

10.1		Form of Registration Rights Agreement dated as of November 14, 2002, by and between Registrant and Vista Equity Fund II, L.P.(4)

10	.2a	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective January 22, 1991.(3)

Exhibit
Number		Description

10	.2b	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective May 20, 1993.(3)

10	.3a	1989 Directors’ Stock Option Plan and forms of option agreements thereunder.(3)

10	.3b	1998 Directors’ Stock Option Plan, as amended.(1)

10	.4a	1990 Employee Stock Purchase Plan and form of subscription agreement thereunder, as amended, effective July 1, 1991.(1)

10	.4b	1996 Employee Stock Option Plan, as amended.(1)

10.7		Form of Indemnification Agreement.(3)

10.39		Lease Agreement between the Registrant and Spieker Partners, dated October 1,1990, as amended.(1)

10	.39a	Amendment Number One to the Lease Agreement between the Registrant and Spieker Partners, dated October 1, 1990.(1)

10	.39b	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated August 1, 1993.(1)

10	.39c	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated October 1, 1993.(1)

10	.39d	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P., dated July 12, 1995.(1)

10	.39e	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P. dated July 12, 1995.(1)

10.55		Agreement of Purchase and Sale between the Registrant and Arrow Electronics, Inc., dated April 22, 1996.(1)

10	.56a	Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of January 1, 1998.(1)

10	.56b	Amendment to Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of January 1, 2003.(1)

10.71		Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.(1)†

10.80		Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.(1)†

10	.83a.	Board Agreement between the Registrant and David B. Wright, dated February 15, 2001.(1)†

10.86		Fremont Loan Agreement, dated September 28, 2001(1)

10.93		Employment Agreement between the Registrant and Gary Wetsel dated April 1, 2002.(1)†

10.101		Letter Agreement dated as of August 12, 2003 between the Registrant and Fremont Bank regarding an amendment to the Loan and Security Agreement dated September 28, 2001.(1)

10.102		Amended and Restated Credit Agreement dated February 13, 2004 by and among the Company and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent and certain other banks.(8)

10	.103a	Separation Agreement and General Release of All Claims between Aspect Communications Corporation and Gary Wetsel, dated as of December 6, 2004.(9)†

10	.103b	Amendment to Separation Agreement and General Release of all Claims between Aspect Communications Corporation and Gary Wetsel, dated as of February 1, 2005.†

10.104		Employment Letter between Aspect Communications Corporation and James Reagan, executed as of December 3, 2004.(9)†

14.1		Code of Ethics for Financial Managers.(1)

16.1		Deloitte & Touche letter dated September 25,2002.(7)

21.1		Subsidiaries of the Registrant — Jurisdiction of Incorporation.

23.1		Independent Registered Public Accounting Firm’s Consent

Exhibit
Number	Description

24.1	Power of Attorney (see page 73).

31.1	Gary E. Barnett’s Certification pursuant to 13a-14(a) as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	James C. Reagan’s Certification pursuant to 13a-14(a) as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Gary E. Barnett’s Certification pursuant to 18. U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes- Oxley Act of 2002.

32.1	James C. Reagan’s Certification pursuant to 18. U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K’s or Form 10-Q’s or to the exhibits to the Registrant’s previously filed Form S-8’s.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed June 25, 1999.

(3)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-33994), which became effective on April 30, 1990.

(4)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed November 20, 2002.

(5)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed December 4, 2002.

(6)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed January 24, 2003.

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed September 26, 2002.

(8)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed April 21, 2004.

(9)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed December 9, 2004.

†	Management compensatory plan, contract or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 11, 2005, on its behalf by the undersigned, thereunto duly authorized.

ASPECT COMMUNICATIONS CORPORATION

By:	/s/ JAMES C. REAGAN

James C. Reagan,
Executive Vice President and Chief Financial Officer
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally Gary E. Barnett and James C. Reagan, their attorneys in fact, each with the power of substitution, for their in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereunto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or her substitute of substitutes, may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GARY E. BARNETT (Gary E. Barnett)	President, Chief Executive Officer And Director	March 11, 2005

/s/ JAMES C. REAGAN (James C. Reagan)	(Principal Executive Officer) Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2005

/s/ BARRY M. ARIKO (Barry M. Ariko)	Director	March 11, 2005

/s/ NORMAN A. FOGELSONG (Norman A. Fogelsong)	Director	March 11, 2005

/s/ A. BARRY RAND (A. Barry Rand)	Director	March 11, 2005

/s/ ROBERT F. SMITH (Robert F. Smith)	Director	March 14, 2005

/s/ THOMAS WEATHERFORD (Thomas Weatherford)	Director	March 11, 2005

/s/ DAVID B. WRIGHT (David B. Wright)	Director	March 11, 2005

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation of the Registrant.(1)

3	.1a	Form of Certificate of Determination of Rights, Preference and Privileges of Series B Convertible Preferred Stock of Aspect Communications Corporation.(4)

3.2		Certificate of Determination of the Rights, Preferences and Privileges of the Series A Participating Preferred Stock, dated May 11, 1999.(2)

3.3		Bylaws of the Registrant, as amended to date.(1)

3.4		Certificate of Amendment to Registrant’s Articles of Incorporation dated September 24, 1999.(1)

3.5		Certificate of Amendment to Registrant’s Articles of Incorporation dated February 3, 2003.(1)

4	.1a	Preferred Stock Purchase Agreement dated as of November 14, 2002, by and between Registrant and Vista Equity Fund II, L.P.(4)

4	.1b	Amendment to the Preferred Stock Purchase Agreement dated as of November 22, 2002, by and between Registrant and Vista Equity Fund II, L.P.(5)

4	.1c	Letter Agreement, dated as of January 21, 2003, by and between Registrant and Vista Equity Fund II, L.P.(6)

4.4		Preferred Shares Rights Agreement dated May 11, 1999.(2)

10.1		Form of Registration Rights Agreement dated as of November 14, 2002, by and between Registrant and Vista Equity Fund II, L.P.(4)

10	.2a	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective January 22, 1991.(3)

10	.2b	1989 Stock Option Plan and forms of option agreements thereunder, as amended, effective May 20, 1993.(3)

10	.3a	1989 Directors’ Stock Option Plan and forms of option agreements thereunder.(3)

10	.3b	1998 Directors’ Stock Option Plan, as amended.(1)

10	.4a	1990 Employee Stock Purchase Plan and form of subscription agreement thereunder, as amended, effective July 1, 1991.(1)

10	.4b	1996 Employee Stock Option Plan, as amended.(1)

10.7		Form of Indemnification Agreement.(3)

10.39		Lease Agreement between the Registrant and Spieker Partners, dated October 1,1990, as amended.(1)

10	.39a	Amendment Number One to the Lease Agreement between the Registrant and Spieker Partners, dated October 1, 1990.(1)

10	.39b	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated August 1, 1993.(1)

10	.39c	Amendment to the Lease Agreement between the Registrant and Spieker French #97, L.P., dated October 1, 1993.(1)

10	.39d	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P., dated July 12, 1995.(1)

10	.39e	Amendment to the Lease Agreement between the Registrant and Spieker Properties, L.P. dated July 12, 1995.(1)

10.55		Agreement of Purchase and Sale between the Registrant and Arrow Electronics, Inc., dated April 22, 1996.(1)

10	.56a	Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of January 1, 1998.(1)

10	.56b	Amendment to Patent License Agreement and Mutual Release with Lucent Technologies Inc., effective as of January 1, 2003.(1)

Exhibit
Number		Description

10.71		Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.(1)†

10.80		Form of Employment Agreement between the Registrant and certain executive officers of the Registrant.(1)†

10	.83a	Board Agreement between the Registrant and David B. Wright, dated February 15, 2001.(1)†

10.86		Fremont Loan Agreement, dated September 28, 2001(1)

10.93		Employment Agreement between the Registrant and Gary Wetsel dated April 1, 2002.(1)†

10.101		Letter Agreement dated as of August 12, 2003 between the Registrant and Fremont Bank regarding an amendment to the Loan and Security Agreement dated September 28, 2001.(1)

10.102		Amended and Restated Credit Agreement dated February 13, 2004 by and among the Company and Comerica Bank as administrative agent, the CIT Group Business Credit, Inc. as collateral agent and certain other banks.(8)

10	.103a	Separation Agreement and General Release of All Claims between Aspect Communications Corporation and Gary Wetsel, dated as of December 6, 2004.(9)†

10	.103b	Amendment to Separation Agreement and General Release of all Claims between Aspect Communications Corporation and Gary Wetsel, dated as of February 1, 2005.†

10.104		Employment Letter between Aspect Communications Corporation and James Reagan, executed as of December 3, 2004.(9)†

14.1		Code of Ethics for Financial Managers.(1)

16.1		Deloitte & Touche letter dated September 25,2002.(7)

21.1		Subsidiaries of the Registrant — Jurisdiction of Incorporation.

23.1		Independent Registered Public Accounting Firm’s Consent

24.1		Power of Attorney (see page 73).

31.1		Gary E. Barnett’s Certification pursuant to 13a-14(a) as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2		James C. Reagan’s Certification pursuant to 13a-14(a) as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1		Gary E. Barnett’s Certification pursuant to 18. U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes- Oxley Act of 2002.

32.1		James C. Reagan’s Certification pursuant to 18. U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Form 10-K’s or Form 10-Q’s or to the exhibits to the Registrant’s previously filed Form S-8’s.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed June 25, 1999.

(3)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-33994), which became effective on April 30, 1990.

(4)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed November 20, 2002.

(5)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed December 4, 2002.

(6)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed January 24, 2003.

(7)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed September 26, 2002.

(8)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed April 21, 2004.

(9)	Incorporated by reference to the Registrant’s Report on Form 8-K, filed December 9, 2004.

†	Management compensatory plan, contract or arrangement.