Form 10-Q
period 2005-03-31
ASPECT COMMUNICATIONS CORP
filed 2005-05-10
CIK 779390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2005

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

Yes ☑       No ☐

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 61,280,434 at April 29, 2005.

ASPECT COMMUNICATIONS CORPORATION

		Page Number
Part I:	Financial Information
Item 1:	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4:	Controls and Procedures	27
Part II:	Other Information	28
Item 5:	Other Information
Item 6:	Exhibits	28
Signature		29
EXHIBIT 10.105
EXHIBIT 10.106
EXHIBIT 10.107
EXHIBIT 10.108
EXHIBIT 10.109
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts – unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$105,380	$89,250
Short-term investments	113,788	113,381
Accounts receivable, net	48,012	49,163
Inventories	3,745	3,340
Other current assets	17,058	13,138

Total current assets	287,983	268,272
Property and equipment, net	62,277	62,494
Intangible assets, net	1,585	2,308
Goodwill, net	2,707	2,707
Other assets	4,273	4,723

Total assets	$358,825	$340,504

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$124	$150
Accounts payable	5,403	7,491
Accrued compensation and related benefits	19,357	19,252
Other accrued liabilities	58,562	61,954
Deferred revenues	55,670	48,003

Total current liabilities	139,116	136,850
Long term borrowings	138	155
Other long-term liabilities	4,523	5,793

Total liabilities	143,777	142,798
Redeemable convertible preferred stock, $0.01 par value: 2,000,000 shares authorized, 50,000 outstanding	44,804	42,490
Shareholders’ equity:
Common stock, $0.01 par value: 200,000,000 shares authorized, shares outstanding: 61,174,646 at March 31, 2005 and 60,370,631 at December 31, 2004	612	604
Additional paid-in capital	255,643	250,391
Deferred stock compensation	(249)	(283)
Accumulated other comprehensive loss	(2,691)	(1,644)
Accumulated deficit	(83,071)	(93,852)

Total shareholders’ equity	170,244	155,216

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$358,825	$340,504

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data – unaudited)

	Three months ended March 31,
	2005	2004
Net revenues:
Software license	$19,127	$16,605
Hardware	11,737	11,530
Services:
Software license updates and product support	51,555	54,257
Professional services and education	8,184	9,095

Services	59,739	63,352

Total net revenues	90,603	91,487

Cost of revenues:
Cost of software license revenues	3,492	2,280
Cost of hardware revenues	7,133	8,331
Cost of services revenues	25,561	25,239

Total cost of revenues	36,186	35,850

Gross margin	54,417	55,637
Operating expenses:
Research and development	11,400	11,360
Selling, general and administrative	28,483	26,539
Restructuring charges	411	—

Total operating expenses	40,294	37,899

Income from operations	14,123	17,738
Interest income	1,218	757
Interest expense	(165)	(1,127)
Other income (expense)	(295)	316

Net income before income taxes	14,881	17,684
Provision for income taxes	1,786	2,110

Net income	13,095	15,574
Accrued preferred stock dividend and accretion of redemption premium	(1,939)	(1,779)
Amortization of beneficial conversion feature	(375)	(357)

Net income attributable to common shareholders	$10,781	$13,438

Basic and diluted earnings per share attributable to common shareholders (See Note 8)	$0.13	$0.17

Weighted average shares outstanding, basic and diluted	60,757	57,740

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands-unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$13,095	$15,574
Reconciliation of net income to cash provided by operating activities:
Depreciation	4,011	6,105
Amortization of intangible assets	724	743
Non-cash compensation and services expense	507	—
Tax benefit from employee stock option plans	1,137	—
Loss on disposal of property	2	9
Loss on short-term investment, net	399	267
Changes in operating assets and liabilities:
Accounts receivable, net	317	206
Inventories	(457)	507
Other current assets and other assets	(3,589)	(732)
Accounts payable	(2,068)	1,658
Accrued compensation and related benefits	228	1,741
Other accrued liabilities	(4,004)	(10,177)
Deferred revenues	7,973	13,078

Cash provided by operating activities	18,275	28,979

Cash flows from investing activities:
Purchase of investments	(29,394)	(61,054)
Proceeds from sales and maturities of investments	27,967	33,317
Property and equipment purchases	(3,903)	(3,827)

Cash used in investing activities	(5,330)	(31,564)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,649	7,642
Payments on capital lease obligations	(43)	(33)
Proceeds from borrowings	—	40,000
Payments on borrowings	—	(40,979)
Payments on financing costs	—	(1,053)

Cash provided by financing activities	3,606	5,577

Effect of exchange rate changes on cash and cash equivalents	(421)	273

Net increase in cash and cash equivalents	16,130	3,265

Cash and cash equivalents:
Beginning of period	89,250	75,653

End of period	$105,380	$78,918

Supplemental disclosure of cash flow information:
Cash paid for interest	$171	$643
Cash paid for income taxes	$1,324	$2,967
Supplemental schedule of non-cash investing and financing activities:
Accrued preferred stock dividend and amortization of redemption premium	$1,939	$1,779
Amortization of beneficial conversion feature	$375	$357

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

Note 1: Basis of Presentation

     The condensed consolidated financial statements include the accounts of Aspect Communications Corporation (“Aspect” or “the Company”) and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

Note 2: Stock Based Compensation

     At March 31, 2005, the Company had three active stock option plans used as part of employee compensation and one active employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended March 31,
	2005	2004
Net income attributable to common shareholders as reported	$10,781	$13,438
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,270)	(2,228)
Add back: Non-cash compensation and services expense	507	—

Pro forma net income attributable to common shareholders	$8,018	$11,210

Basic and diluted income per share:

As reported	$0.13	$0.17
Pro forma	$0.10	$0.14

Note 3: Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$2,372	$2,194
Finished goods	1,373	1,146

Total inventories	$3,745	$3,340

Note 4: Other Current Assets

     Other current assets consist of (in thousands):

	March 31,	December 31,
	2005	2004
Prepaid expenses	$12,011	$7,818
Other receivables	1,748	1,927
Restricted cash	3,299	3,393

Total other current assets	$17,058	$13,138

Note 5: Product Warranties and Indemnification

     The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product, geographic location of its sale and other factors. The Company accrues for estimated product warranty claims for certain customers based primarily on historical experience of actual warranty claims as well as current information on repair costs. Accrued warranty costs as of March 31, 2005 were immaterial. Most customers purchase extended warranty contracts, which are accounted for under FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

     The Company also indemnifies its customers against claims that its products infringe certain copyrights, patents or trademarks, or incorporate misappropriated trade secrets. The Company has not been subject to any material infringement claims by customers in the past and does not have significant claims pending as of March 31, 2005.

Note 6: Other Accrued Liabilities

     Other accrued liabilities consist of (in thousands):

	March 31,	December 31,
	2005	2004
Accrued sales and use taxes	$4,347	$7,162
Accrued restructuring	5,893	6,322
Accrued income taxes	23,324	23,359
Other accrued liabilities	24,998	25,111

Total	$58,562	$61,954

Note 7: Comprehensive Income

     Comprehensive income for the three months ended March 31 is calculated as follows (in thousands):

	Three months ended March 31,
	2005	2004
Net income attributable to common shareholders	$10,781	$13,438
Unrealized gain (loss) on investments	(622)	273
Accumulated translation adjustments	(425)	(372)

Total comprehensive income	$9,734	$13,339

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

     Basic earnings per share for the three months ended March 31, are calculated using the two-class method as follows (in thousands, except percentages and per share data):

     Basic EPS — Two-Class Method

	Three months ended March 31,
	2005		2004
	Amount	EPS	Amount	EPS
Net income	$13,095		$15,574
Preferred Stock dividend accretion and amortization	(2,314)		(2,136)

Net income attributable to common shareholders	10,781		13,438
Amount allocable to common shareholders(1)	73.2%		72.2%

Rights to undistributed income	$7,892	$0.13	$9,702	$0.17

Weighted average common shares outstanding	60,782		57,740
Weighted average shares of restricted common stock	(25)		—

Basic weighted average common shares outstanding	60,757		57,740

(1) Basic weighted average common shares outstanding	60,757	57,740
Weighted average additional common shares assuming conversion of Preferred Stock	22,222	22,222

Weighted average common equivalent shares assuming conversion of Preferred Stock	82,979	79,962

Amount allocable to common shareholders	73.2%	72.2%

Diluted EPS

	Three months ended March 31,
	2005		2004
Net income attributable to common shareholders	$10,781		$13,438
Preferred Stock dividend accretion and amortization	2,314		2,136

Net income	$13,095		$15,574

Basic weighted average common shares outstanding	60,757		57,740
Dilutive effect of weighted average shares of restricted common stock	25		—
Dilutive effect of stock options	3,134		6,219
Dilutive effect of Preferred Stock assuming conversion	22,222		22,222

Diluted weighted average shares outstanding	86,138		86,181

Diluted earnings per share attributable to common shareholders	$0.15	*	$0.18	*

*	Diluted earnings per share cannot be greater than basic earnings per share. Therefore, reported diluted earnings per share and basic earnings per share for the three months ended March 31 were the same.

     As of March 31, 2005 and 2004, approximately 3.2 million and 1.3 million weighted average common stock options outstanding, respectively, have been excluded from the diluted earnings per share calculations, as the inclusion of these common stock options would have been anti-dilutive.

Note 9: Restructuring Charge

     In fiscal years 2002 and 2001, the Company reduced its workforce by 22% and 28%, respectively, and consolidated selected facilities in its continuing effort to better optimize operations. As of March 31, 2005, the total restructuring accrual was $8.1 million, of which, $5.9 million was a short-term liability recorded in other accrued liabilities, and $2.2 million was a long-term liability. Components of the restructuring accrual were as follows (in thousands):

			Other
	Severance and	Consolidation of	Restructuring
	Outplacement	Facilities Costs	Costs	Total
Balance at January 1, 2003	$1,284	$19,959	$101	$21,344
2003 adjustments	(471)	4,284	—	3,813
2003 payments	(813)	(7,295)	(101)	(8,209)

Balance at December 31, 2003	$—	$16,948	$—	$16,948

2004 payments	—	(7,597)	—	(7,597)

Balance at December 31, 2004	$—	$9,351	$—	$9,351

2005 provisions	—	411	—	411
2005 payments	—	(1,666)	—	(1,666)

Balance at March 31, 2005	$—	$8,096	$—	$8,096

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

     The consolidation of facilities costs component of the restructuring accrual includes rent of unoccupied facilities, net of expected sublease income, and write-offs of abandoned internal use software assets. The Company revised its estimate of future facility related obligations and increased the accrual by approximately $0.4 million in the first quarter of 2005 due to an increase in the estimate of costs as a result of the termination of a lease obligation for one of our facilities and $4 million in 2003 due to an increase in the estimate of the period of time necessary to sublet abandoned facilities as a result of the then-current real estate market conditions. The remaining accrual balance relates primarily to facilities identified in the 2001 restructurings and will be paid over the next five years.

Note 10: Lines of Credit and Borrowings

     On February 13, 2004, the Company entered into a $100 million revolving credit facility with a number of financial institutions led by Comerica Bank, which is also the administrative agent, and The CIT Group/ Business Credit, Inc., which is also the collateral agent. This credit facility amended the Company’s prior $50 million credit facility with Comerica Bank entered into on August 9, 2002. It eliminated the prior facility’s borrowing base requirements and other related restrictions. The revolver has a three-year term and the amounts borrowed are secured by substantially all of the Company’s assets, including the stock of its significant subsidiaries. The Company can select interest options for advances based on the prime rate or eurocurrency rates, which include margins that are subject to quarterly adjustment. The revolver includes a $10 million sub-line for issuance of stand-by letters of credit. Mandatory prepayment and reduction of the facility is required in the amount of 100% of permitted asset sales over $1 million annually and 100% of the proceeds of future debt issuances, subject to certain exclusions. The revolver can be used for working capital, general corporate purposes and the financing of capital expenditures. The credit agreement includes customary representations and warranties and covenants. The financial covenants include minimum liquidity ratio, minimum fixed charge coverage ratio, minimum earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, maximum debt to EBITDA ratio and minimum tangible net worth tests. As of March 31, 2005, the Company had no amounts outstanding under the credit facility and was in compliance with all related covenants and restrictions.

     In addition to the line of credit the Company has two outstanding bank guarantees with a European bank, which are required for daily operations such as payroll, import/export duties and facilities. As of March 31, 2005, approximately $3 million is recorded as restricted cash in other current assets on the consolidated balance sheets related to these bank guarantees.

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

     During the time that the Series B convertible preferred stock is outstanding, the Company is obligated to accrue dividends on each share of the Series B convertible preferred stock, compounded on a daily basis at the rate of 10% per annum. The undeclared preferred stock dividends are forfeited in the event of conversion. Accrued dividends were $1.5 million and $1.4 million for the three months ended March 31, 2005 and 2004 respectively. In addition to the dividend accrual, the Company is recording accounting charges associated with the accretion of the 125% redemption premium and the amortization of the beneficial conversion feature under the net interest method through January 21, 2013. The redemption premium of $17.6 million is calculated based on a redemption value of $62.5 million. Accretion of the redemption premium was $401,000 and $388,000 for the three months ended March 31, 2005 and 2004 respectively. The beneficial conversion feature of $17.6 million is computed based on the difference between the conversion price of the preferred equity and the fair market value of the Company’s common stock on January 21, 2003. Amortization of the beneficial conversion feature was $375,000 and $357,000 for the three months ended March 31, 2005 and 2004, respectively.

     The sale and issuance of the Series B convertible preferred stock to Vista followed the approval of the transaction by the Company’s shareholders at the Special Meeting of Shareholders on January 21, 2003. Pursuant to Vista’s contractual rights, following the sale and issuance of the Series B convertible preferred stock, Vista elected two new members to the Company’s Board of Directors.

Note 12: Segment Information

     Under SFAS 131, Disclosures about Segments of an Enterprise and Related Information, the Company’s operations are reported in two operating segments, which are product and services. All financial segment information required by SFAS 131 can be found in the consolidated financial statements. For geographical reporting, revenues are attributed to the geographic location in which customers are invoiced and revenue is recognized. Long-lived assets consist of property and equipment and are attributed to the geographic location in which they are located. No single customer accounted for 10% or more of net revenues or accounts receivable for the three months ended March 31, 2005 and 2004.

     The following presents net revenues for the three months ended March 31, by geographic area (in thousands):

	Three months ended March 31,
	2005	2004
Net revenues:
United States	$57,167	$51,444
United Kingdom	19,784	18,830
Other International (each < 10% of total)	13,652	21,213

Total consolidated	$90,603	$91,487

     The following presents property and equipment by geographic area (in thousands):

	March 31,	December 30,
	2005	2004
Long-lived assets (property and equipment):
United States	$59,251	$59,362
United Kingdom	1,382	1,407
Other International (each <10% of total)	1,644	1,725

Total consolidated	$62,277	$62,494

     For management reporting purposes, the Company organizes software license revenues into five groups: call center, workforce productivity, contact center integration, customer self service and other. The following presents net revenues by product group for the three months ended March 31, 2005 and 2004 (in thousands):

	Three months ended March 31,
	2005	2004
Software license:
Call Center (ACD)	$9,776	$7,284
Workforce Productivity	6,308	4,949
Contact Center Integration	2,271	2,902
Customer Self Service (IVR)	507	753
Other	265	717

Total software license	19,127	16,605
Hardware:	11,737	11,530
Services:
Software license updates and product support	51,555	54,257
Professional services and education	8,184	9,095

Total services:	59,739	63,352

Total consolidated	$90,603	$91,487

Note 13: Recent Accounting Pronouncements

     SFAS No. 123R

     In December 2004, the Financial Accounting Standards Board (“FASB”) recently enacted Statement of Financial Accounting Standards 123 revised 2004 (“SFAS 123R”), Share-Based Payment which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission deferred the adoption date of SFAS 123R to the first annual period starting after June 15, 2005. The Company is now required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 for the pro forma net income and net income per share amounts, for the first quarter of 2005 and 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the consolidated statements of income and net income per share.

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis in our 2004 Annual Report on Form 10-K.

Forward-looking Statements

     The matters discussed in this report including, but not limited to, statements relating to (i) the Company’s belief that its installed base represents a recurring revenue base and expectation that services and support revenues will continue to account for a significant portion of its revenues for the foreseeable future (ii) anticipated spending levels in capital expenditures, research and development, selling, general and administrative expenses; and (iii) anticipated restructuring charges; and (iv) the adequacy of the Company’s financial resources to meet currently anticipated cash flow requirements for the next twelve months are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Forward-looking statements may be identified by phrases such as “we anticipate,” “are expected to,” and “on a forward-looking basis,” and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Specific factors that could cause actual earnings per share results to differ include a potentially prolonged period of generally poor economic conditions that could impact our customers’ purchasing decisions; the hiring and retention of key employees; changes in product line revenues; insufficient, excess, or obsolete inventory and variations in valuation; and foreign exchange rate fluctuations. For a discussion of these and other risks related to our business, see the section entitled “Business Environment and Risk Factors” below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

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

     The Current Economic Environment

     We believe the economic climate in the first quarter of 2005 was comparable to the economic environment we experienced in 2003 and 2004, especially when compared to the difficult environment in prior periods which had resulted in dramatically decreased capital spending. This prior climate had a pronounced effect on our ability to generate new license fees, as IT budgets were frozen and large capital expenditures like those required to purchase some of our products were quite limited. Even now we continue to see senior executive approval required in many cases and strong competition for sales opportunities as well as intense price competition both for new licenses and for support services. While we believe our installed base continues to represent a solid recurring revenue opportunity and a significant cash flow generator, and while our pricing has remained relatively consistent, we cannot provide any assurance that these pressures on IT spending will ease, or that the general economic climate will continue to improve. Continued competitive pressure and a weak economy could have a continuing pronounced effect on our operating results.

     Significant Financial Events in the First Quarter of 2005

     In the first quarter of 2005, we generated $18.3 million in cash flow from operations and increased our cash, cash equivalents and short term investments to $219 million.

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

     To date, revenues from license fees have been derived from direct sales of software products to end users through our direct sales force and to a lesser extent from our channel and other alliance partners. Our ability to achieve revenue growth and improved operating margins in the future will depend in large part upon our success in expanding and maintaining these indirect sales channels worldwide.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the

United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the allowance for doubtful accounts, revenue reserves, excess and obsolete inventory, valuation allowance and realization of deferred income taxes, restructuring and self-insurance reserves. Actual amounts could differ significantly from these estimates. We are not currently aware of any material changes in our business that would cause these estimates to differ significantly. Our critical accounting polices and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Results of Operations

     The following table sets forth statements of operations data for the three months ended March 31, 2005 and 2004 expressed as a percentage of total revenues:

	Three months ended
	March 31,
	2005	2004
Net revenues:
Software license	21%	18%
Hardware	13	13
Services:
Software license updates and product support	57	59
Professional services and education	9	10

Services	66	69

Total net revenues	100	100

Cost of revenues:
Cost of software license revenues	4	2
Cost of hardware revenues	8	9
Cost of services revenues	28	28

Total cost of revenues	40	39

Gross margin	60	61

Operating expenses:
Research and development	13	13
Selling, general and administrative	31	29
Restructuring charges	—	—

Total operating expenses	44	42

Net income from operations	16	19
Interest income	1	1
Interest expense	—	(1)
Other income (expense)	(1)	—

Net income before income taxes	16	19
Provision for income taxes	2	2

Net income	14	17
Less preferred stock dividend, accretion and amortization	(2)	(2)

Net income attributable to common shareholders	12%	15%

Revenues

	Three months ended, March 31
($ in thousands)	2005	% Change	2004
Software license	$19,127	15%	$16,605
Hardware	11,737	2	11,530
Services:
Software license updates and product support	51,555	(5)	54,257
Professional services and Education	8,184	(10)	9,095

Services	59,739	(6)	63,352

Total net revenues	$90,603	(1)%	$91,487

     Net revenues decreased by 1% in the first quarter of 2005 as compared to the first quarter of 2004. The decrease in revenues was the result of lower revenues in software license updates and product support partially offset by increased sales to new and existing customers of our call center and workforce productivity product lines.

     Net revenues derived from the Americas constituted 66% and 59% of total revenues for the first quarter ended in 2005 and 2004, respectively. Net revenues derived from Europe and Asia Pacific constituted 34% and 41% of total revenues for the first quarter ended in 2005 and 2004, respectively.

     Software license and hardware revenues. Software license revenue increased by 15% to $19.1 million for the first quarter of 2005 as compared to $16.6 million in the comparable period for 2004. Hardware revenues increased by 2% to $11.7 million for the first quarter of 2005 compared to $11.5 million for the first quarter of 2004. The increase in sales was primarily attributable to increased demand for software products and related hardware products to increase contact center workforce efficiencies by new and current customers. A substantial portion of our revenues for the first quarter of 2005 was derived from our call center and workforce productivity product lines.

     Software license updates and product support revenues for the first quarter of 2005 resulted in a decrease of 5% to $51.6 million from $54.3 million in the first quarter of 2004. The decrease in revenue for the first quarter of 2005 compared to the first quarter of 2004 was primarily the result of a decline in renewals for certain customers who have consolidated or outsourced several contact centers and pricing discounts on certain support contract renewals.

     Professional services and education revenues for the first quarter of 2005 decreased by 10% as compared to the same period in 2004. Professional services and education revenues consist primarily of installation of product, consulting services, and education fees. The decrease in professional services was the result of a decline in demand for educational classes compared to the similar period in 2004.

Gross Margin

	Three months ended, March 31,
	2005	2004
Gross software license margin	82%	86%
Gross hardware margin	39	28
Gross services margin	57	60

Total gross margin	60%	61%

     Gross margin on total revenues decreased to 60% in the first quarter of 2005 from 61% in the corresponding period of 2004.

     Gross software license margin. Cost of software license revenues includes fees paid to various third parties and amortization of intangible assets. Gross software license margin decreased in the first quarter of 2005 compared to the first quarter of 2004 due to increased license fees of $1.1 million paid to third-party licensors.

     Gross hardware margin. Cost of hardware revenues includes labor, materials, overhead, and other directly allocated costs involved in the manufacture and delivery of our products. The increase in gross hardware margin in the first quarter of 2005 as compared to the first quarter of 2004 was primarily attributable to product mix sold and increased hardware pricing.

     Gross services margin. Cost of service revenues consists primarily of employee salaries and benefits, facilities, systems costs to support maintenance, consulting and education. Gross services margin declined from the first quarter of 2004 compared to the first quarter of 2005 due to lower services revenue and higher costs for third-party software support.

Operating Expenses

	Three months ended March 31,
($ in thousands)	2005	% Change	2004
Research and development	$11,400	0%	$11,360
Selling, general and administrative	28,483	7	26,539

Restructuring charges	411	100	—

Total operating expenses	$40,294	6%	$37,899

     Research and development, or R&D, expenses relate to the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities, IT and consulting expenses. R&D expenses increased for the first quarter of 2005 as compared to the first quarter of 2004 due to an increase of $0.5 million in equipment and product localization costs offset by a reduction of $0.4 million in consulting costs. We anticipate that R&D expenses will increase in absolute dollars for the second quarter of 2005 as compared to the first quarter of 2005.

     Selling, general and administrative, or SG&A, expenses consist primarily of employee salaries and benefits, commissions, professional and consulting fees, facilities and IT costs. SG&A increased by 7% to $28.5 million in the first quarter of 2005 from $26.5 million in the first quarter of 2004. The increase was primarily due to a foreign currency loss of $0.9 million in the first quarter of 2005 compared to a foreign currency gain of $0.4 million in the comparable period of 2004, as well as increases of $1.0 million in bad debt expense, $0.5 million in marketing expenses for seminars and tradeshows and $0.5 million in stock-based compensation, offset by decreases of $0.3 million in facilities and IT costs, $0.6 million in salaries, benefits and employee related costs and $0.4 million in professional services. We anticipate that SG&A expenses will decrease in absolute dollars in the second quarter of 2005 as compared to the first quarter of 2005.

     Restructuring charges, consist of costs related to severance, outplacement and consolidation of facilities related to workforce adjustments. A $0.4 million restructuring charge was recorded for the first quarter of 2005 due to lease termination costs related to one of our facilities. We expect to complete consolidation of our San Jose facilities in the second quarter of 2005 and that acceleration of the lease obligation on the vacated facilities will result in a second quarter restructuring charge of approximately $4 million.

Interest and Other Income (Expense):

($ in thousands)	2005	% Change	2004
Interest income	$1,218	61%	$757
Interest expense	(165)	(85)	(1,127)
Other income (expense)	(295)	(193)	316

Total other income (expense)	$758	1504%	$(54)

     Interest income represents, primarily, earnings on short-term investments. Interest income increased to $1.2 million for the first quarter of 2005 compared $0.8 million for the comparable period in 2004 due to higher levels of cash and short-term investments and higher rates on investments as compared to the comparable period in 2004.

     Interest expense decreased to $0.2 million for the first quarter of 2005 compared to $1.1 million for the comparable period in 2004 primarily due to reduced debt obligations.

     Other income (expense) includes fees charged for bank services, gains or losses recognized on sale of investments and other non-operating income and expenses. Other expense increased $0.6 million due to a non recurring other income benefit of $0.3 million recorded in the first quarter of 2004. In addition, short-term investments losses of $0.1 million were recorded in the first quarter of 2005 while a gain of $0.1 million was recorded in the first quarter of 2004.

Provision for Income Taxes

	Three months ended March 31,
	2005	2004
Net income before income taxes	$14,881	$17,684
Effective tax rate	12.0%	11.9%

     The tax rates for the first quarter of 2005 and 2004 varied from the statutory rate primarily due the realization of previously reserved deferred tax assets. As a result, the tax provision is based on current tax calculations in foreign jurisdictions and nominal amounts in federal and state jurisdictions due to our substantial U.S. net operating loss carryforwards. Our tax rates for the first quarter of 2005 and 2004 further varied from the statutory rate as a result of nondeductible expenses and the effect of tax rates in foreign jurisdictions differing from the U.S. statutory rate. We evaluate the appropriateness of our valuation allowance on a quarterly basis.

     On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA introduced an 85% dividends received deduction on the repatriation of certain foreign earnings which will be available throughout 2005. This deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Additionally, certain other criteria, as outlined in the AJCA, must also be met.

     We may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. We are in the process of analyzing the company’s options provided by the repatriation opportunity and expect to complete our evaluation by the end of the second quarter of 2005. The range of possible amounts that we are considering for repatriation under this provision is between zero and $30 million and the corresponding range of additional income tax as a direct result of this repatriation is between zero and $3 million.

Liquidity and Capital Resources

	Three months ended March 31,
	2005	% Change	2004
Cash provided by operating activities	$18,275	(37)%	$28,979
Cash used in investing activities	(5,330)	(83)	(31,564)
Cash provided by financing activities	3,606	(35)	5,577
Net increase in cash and cash equivalents	16,130	394	3,265

     As of March 31, 2005 cash, cash equivalents, and short-term investments totaled $219 million, which represented 61% of total assets and our principal source of liquidity. In addition, we had restricted cash of $3.3 million related to various letter of credit agreements.

     The net cash provided by operating activities was $18.3 million for the quarter ended March 31, 2005, as compared to $29.0 million in the corresponding period of 2004. The decrease in net cash provided by operating activities in the first quarter of 2005 was the result of lower net income, reduction in accounts payable and a decrease in deferred revenues collected. Cash collections from customers during the first quarter 2005 were $103 million compared to $113 million collected during the comparable period in 2004. In addition, days sales outstanding increased during the period as compared to the same period in 2004 by 6 days to a days sales outstanding of 39 days as of March 31, 2005. Days sales outstanding is calculated by using the average accounts receivable balance for the period ended divided by the estimated daily revenue for the period.

     The net cash used in investing activities was $5.3 million in the first quarter of 2005 compared to $31.6 million in the corresponding period of 2004. Net cash used in investing activities for the three month ended March 31, 2005 related to the net purchase of short-term investments of $1.4 million and property and equipment purchases of $3.9 million compared to the similar period in 2004 in which the net purchase of short-term investments amounted to $27.7 million and purchase of property and equipment amounted to $3.8 million.

     The net cash provided by financing activities was $3.6 million in the first quarter of 2005 compared to $5.6 million in the corresponding period of 2004. Net cash provided by financing activities for the period ended March 31, 2005 was primarily the result of $3.6 million in proceeds from the issuance of common stock relating to the exercise of employee stock options. For the similar period in 2004, net cash provided by financing activities was the result of net proceeds of $7.6 million from the issuance of common stock relating to the exercise of employee stock options less payments for financing costs of $1.1 million and net payments on borrowings of $1.0 million.

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

     The preceding financial covenants are applicable to the quarter ended March 31, 2004 and all quarters thereafter. The definitions of the terms for these financial covenants can be found in the Amended and Restated Credit Agreement filed as Exhibit 99.1 to our Current Report on Form 8-K filed April 20, 2004. In September 2004, we repaid the $40 million outstanding under the $100 million revolving credit facility and may presently borrow against the revolving credit facility. We were in compliance with all related covenants and restrictions for the revolving credit facility as of March 31, 2005.

     In addition to the above revolving credit facility, we had outstanding bank guarantees with a European bank that are required for daily operations such as payroll, import/export duties and facilities. As of March 31, 2005, approximately $3 million is recorded as restricted cash on the balance sheet related to these bank guarantees.

     We believe that cash, cash equivalents, and short-term investments will be sufficient to meet our operating cash needs for at least the next twelve months. However, we continually evaluate opportunities to improve our cash position by selling additional equity, debt securities, obtaining and re-negotiating credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Contractual Obligations

     The following table reflects a summary of our contractual obligations as of March 31, 2005 (in thousands):

	Payments Due by Period
		Less
		Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Capital lease obligations	$262	$124	$138	$—	$—
Operating leases (a)	51,000	12,766	15,080	7,548	15,606
Contract manufacturer(b)	3,510	3,510	—	—	—
Purchase obligations(c)	39,234	11,166	24,000	4,068	—

Total contractual obligations	$94,006	$27,566	$39,218	$11,616	$15,606

(a)	Included in operating leases is a restructuring accrual liability of $8.1 million discussed in Note 9.

(b)	We use several contract manufacturers to provide manufacturing services for our products. We issue purchase orders with estimates of our requirements several months ahead of the delivery date which are non-cancelable. In addition to the above, we record a liability for purchase commitments for quantities in excess of our future demand forecasts. As of March 31, 2005, the liability for excess quantities was $0.2 million.

(c)	Purchase obligations include agreements to purchase services and licenses that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

     We have no material off-balance sheet arrangements other than operating leases that are discussed in Note 10 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.

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

     Demand for our products and services could be adversely affected by any of our products and services not meeting customer specifications or by problems with system performance, system availability, installation or service delivery commitments, or market acceptance. We need to continue to develop new products and services and manage product transitions in order to succeed. If we fail to introduce enhanced versions and releases of products, or enhancements to our service offerings, in a timely manner, customers may license competing products or purchase competing services, we may suffer lost sales and we could fail to achieve anticipated results. Our future operating results will depend on the demand for our product suite, including new and enhanced releases that are subsequently introduced. If our competitors release new products and services that are superior to our products and services in performance or price, demand for our products and services may decline. Our products may not be released on schedule or may contain defects when released which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. Any of the foregoing results could harm our business.

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

     Failure to establish or maintain relationships with systems integrators or VARs would significantly harm our ability to sell our products. Systems integrators sell and promote our products and perform custom integration of systems and applications. VARs market,sell, service, install and deploy our products. If these relationships fail, we will have to devote substantially more resources to the sales and marketing, implementation and support of our products than we would have had to otherwise. In addition, there could be channel conflict among our varied sales channels, which could harm our business, financial condition and results of operations.

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

     During the course of our implementation of Oracle 11i to enable our Section 404 compliance efforts in the third quarter of 2004, as well as during our normal financial operations and quarterly close process in the fourth quarter of 2004, we identified five significant deficiencies in the design and operation of our internal controls, of which three were outstanding as of December 31, 2004. While three of the identified deficiencies have been remediated, we are in the process of remediating the other two identified deficiencies. It is possible that in the future we will identify further significant deficiencies or material weaknesses in the design and operation of our internal controls. We may be unable to remediate such matters in a timely fashion, and/or our independent auditors may not agree with our remediation efforts in connection with their Section 404 attestation. Such failures could impact our ability to record, process, summarize and report financial information, and could impact market perception of the quality of our financial reporting, which could adversely affect our business and our stock price.

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

     The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. From January 1, 2004 to March 31, 2005, the closing price per share of our common stock has ranged from a low of $7.37 to a high of $19.45. The stock markets have experienced significant price and trading volume fluctuations. The market for technology has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

Vista has been granted certain approval rights as to particular corporate actions and owns Series B convertible preferred stock representing, on an as converted basis, approximately 26.8% of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to the information appearing under the caption “Quantitative and Qualitative Disclosures About Market Risk” of the Registrant’s 2004 Annual Report on Form 10-K, which information is hereby incorporated by reference. The Company believes there were no material changes in the Company’s exposure to financial market risk during the first quarter of 2005.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

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

     In 2004, we completed a major phase of our implementation of Oracle 11i, an upgrade to our information systems that supports our operations, including systems to manage order processing, shipping, support entitlement, accounting and internal computing operations. This application had been hosted on third-party computer servers. In the first quarter of 2005, we moved the application and associated infrastructure in-house. As of December 31, 2004 we had three significant deficiencies which were in the process of remediating and have two remaining significant deficiencies as of March 31, 2005. See “Risk Factors — Regulatory changes affecting our industry and future changes to generally accepted accounting principles may negatively impact our operating results or ability to operate our business.”

     Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). There were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Part II: Other Information

Item 5. Other Information

     (a)  The Compensation Committee of the Company’s Board of Directors met on May 4, 2005 and approved the grant under the 1999 Equity Incentive Plan of options to purchase an aggregate of 512,000 shares of common stock to certain officers of the Company, including an option to Mr. Barnett, the Company’s President and Chief Executive Officer, to purchase 300,000 shares. These options have an exercise price of $8.94 per share, the closing price of the Company’s stock on the Nasdaq National Market on May 4th. Mr. Barnett’s option vests and becomes exercisable in two tranches. The first tranche vests as to 200,000 shares in accordance with the Company’s standard time-based vesting schedule (25% of such shares on the first anniversary of the date of grant and 1/48 of such shares each month thereafter so that, assuming Mr. Barnett’s continued service through such date, he will be fully vested in these 200,000 option shares on May 4, 2009). The second tranche of Mr. Barnett’s option vests as to 100,000 shares on May 4, 2010, but the vesting will accelerate to commence vesting on the standard time-based vesting schedule (so that he would be fully vested in the option by May 4, 2009) if he satisfies by October 31, 2005 performance objectives established by the Committee and the Board which relate to the execution of certain strategic business plans for the Company and its business. All option grants made to the Company’s officers who are party to the Company’s Change of Control Agreement (including Mr. Barnett) will accelerate if the officer is involuntary terminated without cause or experiences a constructive termination of employment within three months prior to or thirteen months following a change of control of Aspect.

     In addition to the option grants made to the Company’s officers, options to purchase an aggregate of approximately 1.2 million shares of common stock were granted on May 4, 2005 to other employees of Aspect under the Company’s 1999 Equity Incentive Plan.

Item 6. Exhibits

A. Exhibits

10.105	Amended and Restated 1999 Equity Incentive Plan.

10.106	Form Nonstatutory Stock Option Agreement for 1999 Equity Incentive Plan.

10.107	Form Incentive Stock Option Agreement for 1999 Equity Incentive Plan.

10.108	Form Stock Award Agreement for 1999 Equity Incentive Plan.

10.109	Change of Control Agreement, effective as of February 2005.

31.1	Gary E. Barnett’s Certification pursuant to 13a-14(a) as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

31.2	James C. Reagan’s Certification pursuant to 13a-14(a) as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

32.1	Gary E. Barnett’s Certification pursuant to 18. U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

32.1	James C. Reagan’s Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT COMMUNICATIONS CORPORATION (Registrant)
By: /s/ JAMES C. REAGAN
James C. Reagan
Executive Vice President and Chief Financial Officer

Date: May 10, 2005

EXHIBIT INDEX

10.105	Amended and Restated 1999 Equity Incentive Plan.

10.106	Form Nonstatutory Stock Option Agreement for 1999 Equity Incentive Plan.

10.107	Form Incentive Stock Option Agreement for 1999 Equity Incentive Plan.

10.108	Form Stock Award Agreement for 1999 Equity Incentive Plan.

10.109	Change of Control Agreement, effective as of February 2005.

31.2	Gary E. Barnett’s Certification pursuant to 13a-14(a) as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

31.2	James C. Reagan’s Certification pursuant to 13a-14(a) as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

32.1	Gary E. Barnett’s Certification pursuant to 18. U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

32.1	James C. Reagan’s Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.