Form 10-Q
period 2005-06-30
ASPECT COMMUNICATIONS CORP
filed 2005-08-09
CIK 779390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005
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
Yes ☑     No ☐
     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 61,688,300 at July 29, 2005.

ASPECT COMMUNICATIONS CORPORATION

ASPECT COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts – unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$113,398	$89,250
Short-term investments	113,630	113,381
Accounts receivable, net	46,071	49,163
Inventories	3,621	3,340
Other current assets	15,291	13,138

Total current assets	292,011	268,272
Property and equipment, net	64,906	62,494
Intangible assets, net	861	2,308
Goodwill, net	2,707	2,707
Other assets	3,918	4,723

Total assets	$364,403	$340,504

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$101	$150
Accounts payable	7,378	7,491
Accrued compensation and related benefits	16,668	19,252
Other accrued liabilities	60,063	61,954
Deferred revenues	52,844	48,003

Total current liabilities	137,054	136,850
Long term borrowings	103	155
Other long-term liabilities	2,383	5,793

Total liabilities	139,540	142,798
Redeemable convertible preferred stock, $0.01 par value: 2,000,000 shares authorized, 50,000 outstanding	47,166	42,490
Shareholders’ equity:
Common stock, $0.01 par value: 200,000,000 shares authorized, shares outstanding: 61,609,494 at June 30, 2005 and 60,370,631 at December 31, 2004	616	604
Additional paid-in capital	257,495	250,391
Deferred stock compensation	(215)	(283)
Accumulated other comprehensive loss	(3,166)	(1,644)
Accumulated deficit	(77,033)	(93,852)

Total shareholders’ equity	177,697	155,216

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$364,403	$340,504

See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data – unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues:
Software license	$14,023	$18,961	$33,150	$35,566
Hardware	10,914	10,885	22,651	22,415
Services:
Software license updates and product support	51,852	52,566	103,407	106,823
Professional services and education	8,814	8,573	16,998	17,668

Services	60,666	61,139	120,405	124,491

Total net revenues	85,603	90,985	176,206	182,472

Cost of revenues:
Cost of software license revenues	2,372	3,024	5,864	5,304
Cost of hardware revenues	8,318	8,252	15,451	16,583
Cost of services revenues	25,597	25,273	51,158	50,512

Total cost of revenues	36,287	36,549	72,473	72,399

Gross margin	49,316	54,436	103,733	110,073
Operating expenses:
Research and development	10,910	11,169	22,310	22,529
Selling, general and administrative	26,094	27,261	54,577	53,800
Restructuring charges	3,931	—	4,342	—

Total operating expenses	40,935	38,430	81,229	76,329

Income from operations	8,381	16,006	22,504	33,744
Interest income	1,582	954	2,800	1,711
Interest expense	(144)	(499)	(309)	(1,017)
Other expense	(273)	(78)	(568)	(371)

Net income before income taxes	9,546	16,383	24,427	34,067
Provision for income taxes	1,147	1,955	2,933	4,065

Net income	8,399	14,428	21,494	30,002
Accrued preferred stock dividend and accretion of redemption premium	(1,980)	(1,818)	(3,919)	(3,597)
Amortization of beneficial conversion feature	(381)	(362)	(756)	(719)

Net income attributable to common shareholders	$6,038	$12,248	$16,819	$25,686

Basic and diluted earnings per share attributable to Common shareholders (See Note 8)	$0.07	$0.15	$0.20	$0.32

Weighted average shares outstanding, basic and diluted	61,337	58,756	61,047	58,248
See Notes to Condensed Consolidated Financial Statements

ASPECT COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands-unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$21,494	$30,002
Reconciliation of net income to cash provided by operating activities:
Depreciation	8,102	11,846
Amortization of intangible assets	1,447	1,467
Non-cash compensation and services expense	591	523
Tax benefit from employee stock option plans	1,211	—
Loss on disposal of property	463	19
Loss on short-term investment, net	692	798
Changes in operating assets and liabilities:
Accounts receivable, net	1,580	2,087
Inventories	(398)	174
Other current assets and other assets	(1,617)	2,156
Accounts payable	(88)	1,322
Accrued compensation and related benefits	(2,358)	1,725
Other accrued liabilities	(4,056)	(12,470)
Deferred revenues	5,576	11,033

Cash provided by operating activities	32,639	50,682

Cash flows from investing activities:
Purchase of investments	(64,630)	(110,501)
Proceeds from sales and maturities of investments	63,505	65,418
Property and equipment purchases	(11,141)	(8,618)

Cash used in investing activities	(12,266)	(53,701)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	5,371	9,762
Payments on capital lease obligations	(101)	(68)
Proceeds from borrowings	—	40,000
Payments on borrowings	—	(40,979)
Payments on financing costs	—	(1,096)

Cash provided by financing activities	5,270	7,619

Effect of exchange rate changes on cash and cash equivalents	(1,495)	560

Net increase in cash and cash equivalents	24,148	5,160

Cash and cash equivalents:
Beginning of period	89,250	75,653

End of period	$113,398	$80,813

Supplemental disclosure of cash flow information:
Cash paid for interest	$310	$1,016
Cash paid for income taxes	$3,259	$3,882
Supplemental schedule of non-cash investing and financing activities:
Accrued preferred stock dividend and amortization of redemption premium	$3,919	$3,597
Amortization of beneficial conversion feature	$756	$719
Issuance of restricted stock	$—	$408
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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.
Note 2: Stock Based Compensation
     At June 30, 2005, the Company had three active stock option plans used as part of employee and director compensation and one active employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income attributable to common shareholders as reported	$6,038	$12,248	$16,819	$25,686
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,759)	(2,700)	(7,029)	(4,929)
Add back: Non-cash compensation and services expense	84	523	591	523

Pro forma net income attributable to common shareholders	$2,363	$10,071	$10,381	$21,280

Basic and diluted income per share:
As reported	$0.07	$0.15	$0.20	$0.32
Pro forma	$0.03	$0.12	$0.12	$0.26
Note 3: Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$2,155	$2,194
Finished goods	1,466	1,146

Total inventories	$3,621	$3,340

Note 4: Other Current Assets
     Other current assets consist of (in thousands):

	June 30,	December 31,
	2005	2004
Prepaid expenses	$10,195	$7,818
Other receivables	1,901	1,927
Restricted cash	3,195	3,393

Total other current assets	$15,291	$13,138

Note 5: Product Warranties
     The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product, geographic location of its sale and other factors. The Company accrues for estimated product warranty claims for certain customers based primarily on historical experience of actual warranty claims as well as current information on repair costs. Accrued warranty costs as of June 30, 2005 were immaterial. Most customers purchase extended warranty contracts, which are accounted for under FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.
     The Company also indemnifies its customers against claims that its products infringe certain copyrights, patents or trademarks, or incorporate misappropriated trade secrets. The Company has not been subject to any material infringement claims by customers in the past and does not have significant claims pending as of June 30, 2005.
Note 6: Other Accrued Liabilities
     Other accrued liabilities consist of (in thousands):

	June 30,	December 31,
	2005	2004
Accrued sales and use taxes	$4,303	$7,162
Accrued restructuring	8,836	6,322
Accrued income taxes	22,252	23,359
Other accrued liabilities	24,672	25,111

Total	$60,063	$61,954

Note 7: Comprehensive Income
     Comprehensive income for the three months and six months ended June 30 is calculated as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2004	2004	2004
Net income attributable to common shareholders	$6,038	$12,248	$16,819	$25,686
Unrealized loss on available-for-sale securities	(913)	(1,300)	(1,535)	(1,027)
Accumulated translation adjustments	438	282	13	(90)

Total comprehensive income	$5,563	$11,230	$15,297	$24,569

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
     Basic earnings per share for the three months and six months ended June 30 are calculated using the two-class method as follows (in thousands, except percentages and per share data):
     Basic EPS — Two-Class Method

	Three months ended June 30,
	2005		2004
	Amount	EPS	Amount	EPS
Net income	$8,399		$14,428
Preferred Stock dividend accretion and amortization	(2,361)		(2,180)

Net income attributable to common shareholders	6,038		12,248
Amount allocable to common shareholders(1)	73.4%		72.5%

Rights to undistributed income	$4,432	$0.07	$8,880	$0.15

Weighted average common shares outstanding	61,362		58,781
Weighted average shares of restricted common stock	(25)		(25)

Basic weighted average common shares outstanding	61,337		58,756

____________
(1) Basic weighted average common shares outstanding	61,337		58,756
Weighted average additional common shares assuming conversion of Preferred Stock	22,222		22,222

Weighted average common equivalent shares assuming conversion of Preferred Stock	83,559		80,978

Amount allocable to common shareholders	73.4%		72.5%

	Six months ended June 30,
	2005		2004
	Amount	EPS	Amount	EPS
Net income	$21,494		$30,002
Preferred Stock dividend accretion and amortization	(4,675)		(4,316)

Net income attributable to common shareholders	16,819		25,686
Amount allocable to common shareholders(1)	73.3%		72.4%

Rights to undistributed income	$12,328	$0.20	$18,597	$0.32

Weighted average common shares outstanding	61,072		58,261
Weighted average shares of restricted common stock	(25)		(13)

Basic weighted average common shares outstanding	61,047		58,248

____________
(1) Basic weighted average common shares outstanding	61,047		58,248
Weighted average additional common shares assuming conversion of Preferred Stock	22,222		22,222

Weighted average common equivalent shares assuming conversion of Preferred Stock	83,269		80,470

Amount allocable to common shareholders	73.3%		72.4%

     Diluted EPS

	Three months ended				Six months ended
	June 30,				June 30,
	2005		2004		2005		2004
Net income attributable to common shareholders	$6,038		$12,248		$16,819		$25,686
Preferred Stock dividend accretion and amortization	—		2,180		4,675		4,316

Net income	$6,038		$14,428		$21,494		$30,002

Weighted average common shares outstanding	61,337		58,756		61,047		58,248
Dilutive effect of weighted average shares of restricted common stock	25		25		25		13
Dilutive effect of stock options	2,938		4,789		3,036		5,504
Dilutive effect of Preferred Stock assuming conversion	—		22,222		22,222		22,222

Diluted weighted average shares outstanding	64,300		85,792		86,330		85,987

Diluted earnings per share attributable to common shareholders	$0.09	*	$0.17	*	$0.25	*	$0.35	*

*	Diluted earnings per share cannot be greater than basic earnings per share. Therefore, reported diluted earnings per share and basic earnings per share for the three and six months ended June 30, 2005 and 2004, were the same.
     As of June 30, 2005 and 2004, approximately 3.2 million and 2.4 million weighted average common stock options outstanding, respectively, have been excluded from the diluted earnings per share calculations, as the inclusion of these common stock options would have been anti-dilutive. Additionally, the Company had Series B preferred stock convertible into 22,222,222 shares of common stock outstanding for the three months ended June 30, 2005. These shares of Series B preferred stock were excluded from the computation of diluted earnings per share because inclusion of these shares would have had an anti-dilutive effect.
Note 9: Restructuring Charge
     As of June 30, 2005, the total restructuring accrual was $9.4 million of which, $8.8 million was a short-term liability recorded in other accrued liabilities, and $0.6 million was a long-term liability. Components of the restructuring accrual were as follows (in thousands):

			Other
	Severance and	Consolidation of	Restructuring
	Outplacement	Facilities Costs	Costs	Total
Balance at January 1, 2003	$1,284	$19,959	$101	$21,344
2003 adjustments	(471)	4,284	—	3,813
2003 payments	(813)	(7,295)	(101)	(8,209)

Balance at December 31, 2003	$—	$16,948	$—	$16,948

2004 payments	—	(7,597)	—	(7,597)

Balance at December 31, 2004	$—	$9,351	$—	$9,351

2005 provisions	—	4,342	—	4,342
2005 adjustments	—	(347)	—	(347)
2005 payments	—	(3,949)	—	(3,949)

Balance at June 30, 2005	$—	$9,397	$—	$9,397

     The remaining balance of the restructuring charge is for the consolidation of facilities accrual which includes rent of unoccupied facilities, net of expected sublease income. In the second quarter of 2005, the Company increased its future facility related obligations by approximately $3.9 million of which $3.5 million was due to the completion of the consolidation of facilities in San Jose which include $0.3 million relating to the write-off of leasehold improvements and $0.4 million was due to a change in estimate as a result of lower than expected sublease income. In the first quarter of 2005, the accrual was increased by $0.4 million due to lease termination costs for one of our facilities. The remaining accrual balance relates primarily to facilities identified in the 2001 restructurings and will be paid over the next five years.
Note 10: Lines of Credit and Borrowings

     On February 13, 2004, the Company entered into a $100 million revolving credit facility with a number of financial institutions led by Comerica Bank, which is also the administrative agent, and The CIT Group/ Business Credit, Inc., which is also the collateral agent. This credit facility amended the Company’s prior $50 million credit facility with Comerica Bank entered into on August 9, 2002. It eliminated the prior facility’s borrowing base requirements and other related restrictions. The revolver has a three-year term and the amounts borrowed are secured by substantially all of the Company’s assets, including the stock of its significant subsidiaries. The Company can select interest options for advances based on the prime rate or eurocurrency rates, which include margins that are subject to quarterly adjustment. The revolver includes a $10 million sub-line for issuance of stand-by letters of credit. Mandatory prepayment and reduction of the facility is required in the amount of 100% of permitted asset sales over $1 million annually and 100% of the proceeds of future debt issuances, subject to certain exclusions. The revolver can be used for working capital, general corporate purposes and the financing of capital expenditures. The credit agreement includes customary representations and warranties and covenants. The financial covenants include minimum liquidity ratio, minimum fixed charge coverage ratio, minimum earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, maximum debt to EBITDA ratio and minimum tangible net worth tests. As of June 30, 2005, the Company had no amounts outstanding under the credit facility and was in compliance with all related covenants and restrictions.
     In addition to the line of credit the Company has two outstanding bank guarantees with a European bank, which are required for daily operations such as payroll, import/export duties and facilities. As of June 30, 2005, approximately $3 million is recorded as restricted cash in other current assets on the consolidated balance sheets related to these bank guarantees.
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
     During the time that the Series B convertible preferred stock is outstanding, the Company is obligated to accrue dividends on each share of the Series B convertible preferred stock, compounded on a daily basis at the rate of 10% per annum. The undeclared preferred stock dividends are forfeited in the event of conversion. Accrued dividends were $1.6 million and $1.4 million for the three months ended June 30, 2005 and 2004 respectively. For the six months ended June 30, 2005 and 2004, accrued dividends were $ 3.1 million and $2.8 million, respectively. In addition to the dividend accrual, the Company is recording accounting charges in the statements of operations associated with the accretion of the 125% redemption premium and the amortization of the beneficial conversion feature under the net interest method through January 21, 2013. The redemption premium of $17.6 million is calculated based on a redemption value of $62.5 million. Accretion of the redemption premium was $405,000 and $391,000 for the three months ended June 30, 2005 and 2004 respectively. Accretion of the redemption premium was $806,000 and $780,000 for the six months ended June 30, 2005 and 2004, respectively. The beneficial conversion feature of $17.6 million was computed based on the difference between the conversion price of the preferred equity and the fair market value of the Company’s common stock on January 21, 2003. Amortization of the beneficial conversion feature was $381,000 and $362,000 for the three months ended June 30, 2005 and 2004, respectively. Amortization of the beneficial conversion feature was $756,000 and $719,000 for the six months ended June 30, 2005 and 2004, respectively.
     The sale and issuance of the Series B convertible preferred stock to Vista followed the approval of the transaction by the Company’s shareholders at the Special Meeting of Shareholders on January 21, 2003. Pursuant to Vista’s contractual rights, following the sale and issuance of the Series B convertible preferred stock, Vista elected two new members to the Company’s Board of Directors.
Note 12: Segment Information
     Under SFAS 131, Disclosures about Segments of an Enterprise and Related Information, the Company’s operations are reported in two operating segments, which are product and services. All financial segment information required by SFAS 131 can be found in the consolidated financial statements. For geographical reporting, revenues are attributed to the geographic location in which customers are invoiced and revenue is recognized. Long-lived assets consist of property and equipment and are attributed to the geographic location in which they are located. No single customer accounted for 10% or more of net revenues or accounts receivable for the three months or six months ended June 30, 2005 and 2004.
     The following presents net revenues for the three months and six months ended June 30, 2005 and 2004, by geographic area (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues:
United States	$54,405	$58,263	$111,572	$109,707
United Kingdom	17,909	16,648	37,693	35,478
Other International (each <10% of total)	13,289	16,074	26,941	37,287

Total consolidated	$85,603	$90,985	$176,206	$182,472

     The following presents property and equipment as of June 30, 2005 and December 31, 2004, by geographic area (in thousands):

	June 30,	December 30,
	2005	2004
Long-lived assets (property and equipment):
United States	$62,184	$59,362
United Kingdom	1,296	1,407
Other International (each <10% of total)	1,426	1,725

Total consolidated	$64,906	$62,494

     For management reporting purposes, the Company organizes software license revenues into five groups: call center, workforce productivity, contact center integration, customer self service and other. The following presents net revenues by product group for the three months and the six months ended June 30, 2005 and 2004 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Software license:
Call Center (ACD)	$6,319	$8,763	$16,095	$16,047
Workforce Productivity	4,992	5,777	11,300	10,726
Contact Center Integration	1,928	2,630	4,199	5,532
Customer Self Service (IVR)	388	912	895	1,665
Other	396	879	661	1,596

Total software license	14,023	18,961	33,150	35,566
Hardware:	10,914	10,885	22,651	22,415
Services:
Software license updates and product support	51,852	52,566	103,407	106,823
Professional services and education	8,814	8,573	16,998	17,668

Total services:	60,666	61,139	120,405	124,491

Total consolidated	$85,603	$90,985	$176,206	$182,472

Note 13: Certain Tax Matters
     During the quarter, the company discovered that it had experienced an ownership change under IRC Section 382 in the first quarter of 2003, which can result in limiting the utilization of the Company’s net operating losses. The Company is still in the process of determining the amount of its annual limitation. In the event that the Company reports taxable income on its federal income tax return, the utilization of its net operating loss carryforwards may be limited.
Note 14: Recent Accounting Pronouncements
     SFAS No. 154
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 154 (“SFAS 154”), Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
     SFAS No. 123R
     In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 revised 2004 (“SFAS 123R”), Share-Based Payment which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission deferred the adoption date of SFAS 123R to the first annual period starting after June 15, 2005. The Company is now required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 for the pro forma net income and net income per share amounts, for the three months ended June 30, 2005 and 2004, and for the six months ended June 30, 2005 and 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the consolidated statements of operations and net income per share.
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
Note 15: Subsequent Events
     On July 5, 2005, the Company announced that it had entered into an Agreement and Plan of Merger dated as of July 5, 2005 (the“Merger Agreement”) by and among Concerto Software, Inc. (“Concerto”), a Delaware corporation, Ascend Merger Sub, Inc., a California corporation and a wholly-owned subsidiary of Concerto (“Merger Sub”) and the Company. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Concerto. The aggregate value of the transaction is approximately $1.0 billion. The purchase price of $11.60 per share of common stock and $5,155.5555 per share of Series B preferred stock, or $11.60 per share on an as-converted to common stock basis, will be paid in cash at closing. The Merger Agreement provides that immediately prior to the effective time of the merger, each option to purchase shares of common stock issued under our compensatory benefits plans, including those options held by directors and executive officers, will accelerate and become fully vested, and converted into the right to receive a lump sum cash payment (net of applicable withholding taxes) equal to the product of (i) the excess (if any) of $11.60 over the exercise price per share of such option, multiplied by (ii) the total number of shares of common stock subject to such option.
     The transaction has been approved by the Company and Concerto’s board of directors and is subject to the approval of the Company’s shareholders, regulatory approvals and customary closing conditions.
     In connection with the execution of the Merger Agreement, Concerto has entered into a Voting Agreement, dated as of July 5, 2005, with Vista Equity Fund II, L.P., the sole Series B Preferred stockholder, in which such stockholder has agreed, among other things, to vote its shares of the Company’s Series B Preferred stock in favor of the merger and has granted Concerto a proxy to vote its shares at any Company stockholder meeting convened to consider the merger.
     On July 6, 2005, July 14, 2005, and August 5, 2005, respectively, three actions, Kevin Kane v. Aspect Communications Corporation, et al., Mary Sheridan v. Aspect Communications Corporation, et al., and Paul Robichaux v. Aspect Communications Corporation, et al., were filed in the Superior Court of the State of California for the County of Santa Clara. In these substantially identical actions, the plaintiffs named as defendants the Company, the directors of the Company and Norman A. Fogelsong, a former director of the Company. The complaints purport to assert claims on behalf of all public shareholders of the Company who are similarly situated with the plaintiffs, and allege that the Company and the members of the Company’s board of directors have breached their fiduciary duties to the Company’s public shareholders. More specifically, the complaints allege that the directors engaged in an unfair process for the sale of the Company’s shareholders’ shares in connection with their approval of the merger, that the directors failed to take steps to maximize the value of the Company’s common stock to its public shareholders, and that the directors engaged in such conduct to further their own financial interest at the expense of the Company’s shareholders. The complaints also allege generally that the directors breached their duty of candor by failing to disclose all material facts relating to the merger. The complaints seek class certification and certain forms of equitable relief, including enjoining the consummation of the merger. Should the merger be completed, the complaints seek alternative relief in the form of compensatory damages. The Company believes that the claims are without merit and intends to vigorously contest these actions. The Company cannot be certain that the Company or the other defendants will be successful in their defense of these actions.

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
Forward-looking Statements
     The matters discussed in this report including, but not limited to, statements relating to (i) the Company’s belief that its installed base represents a recurring revenue base and expectation that services and support revenues will continue to account for a significant portion of its revenues for the foreseeable future (ii) anticipated spending levels in capital expenditures, research and development, selling, general and administrative expenses; (iii) the adequacy of the Company’s financial resources to meet currently anticipated cash flow requirements for the next twelve months; and (iv) the payment of the merger purchase price at the closing of the merger are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended; Section 21E of the Securities and Exchange Act of 1934, as amended; and the Private Securities Litigation Reform Act of 1995; and are made under the safe-harbor provisions thereof. Forward-looking statements may be identified by phrases such as “we anticipate,” “are expected to,” and “on a forward-looking basis,” and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Specific factors that could cause actual earnings per share results to differ include the satisfaction of the conditions to consummate the merger, including the approval of the merger agreement by our shareholders; receipt of necessary approvals under applicable antitrust laws and other relevant regulatory authorities; the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement; the outcome of any legal proceeding that may be instituted against us and others following the announcement of the merger agreement; the amount of the costs, fees, expenses and charges related to the merger; the effect of the announcement of the merger on our customer relationships, operating results and business generally, including the ability to retain key employees; potentially prolonged period of generally poor economic conditions that could impact our customers’ purchasing decisions; the hiring and retention of key employees; changes in product line revenues; insufficient, excess, or obsolete inventory and variations in valuation; and foreign exchange rate fluctuations. For a discussion of these and other risks related to our business, see the section entitled “Business Environment and Risk Factors” below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Aspect undertakes no obligation to publicly release any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.
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
The Current Economic Environment
     We believe the economic climate in the second quarter of 2005 was comparable to the economic environment we experienced in 2003 and 2004, signified by a difficult environment which resulted in dramatically decreased capital spending. This climate had a pronounced effect on our ability to generate new license fees, as IT budgets were frozen and large capital expenditures like those required to purchase some of our products were quite limited. We continue to see senior executive approval required in many cases and strong competition for sales opportunities as well as intense price competition both for new licenses and for support services. While we believe our installed base continues to represent a solid recurring revenue opportunity and a significant cash flow generator, and while our pricing has remained relatively consistent, we cannot provide any assurance that these pressures on IT spending will ease, or that the general economic climate will improve. Continued competitive pressure and a weak economy could have a continuing pronounced effect on our operating results.
Significant Financial Events in the First Six Months of 2005
     In the first six months of 2005, we generated $31.9 million in cash flow from operations and increased our cash, cash equivalents and short term investments to $227 million.
Subsequent Developments
     On July 5, 2005, we announced that we had entered into an Agreement and Plan of Merger dated as of July 5, 2005 by and among Concerto, Ascend Merger Sub, Inc., a California corporation and a wholly-owned subsidiary of Concerto and us. Pursuant to the merger agreement, Ascend Merger Sub will be merged into us, with us surviving the merger as a wholly-owned subsidiary of Concerto. The aggregate value of the transaction is approximately $1.0 billion. The purchase price of $11.60 per share of common stock and $5,155.5555 per share of Series B preferred stock, or $11.60 per share on an as-converted to common stock basis, will be paid in cash at closing. The merger agreement provides that immediately prior to the effective time of the merger, each option to purchase shares of our common stock issued under our compensatory benefits plans, including those options held by our directors and executive officers, will accelerate and become fully vested, and converted into the right to receive a lump sum cash payment (net of applicable withholding taxes) equal to the product of (i) the excess (if any) of $11.60 over the exercise price per share of such option, multiplied by (ii) the total number of shares of common stock subject to such option.
     The transaction has been approved by the companies’ boards of directors and is subject to the approval of our shareholders, regulatory approvals and customary closing conditions.
          In connection with the execution of the Merger Agreement, Concerto has entered into a Voting Agreement, dated as of July 5, 2005, with Vista Equity Fund II, L.P., the sole Series B Preferred shareholder, in which such shareholder has agreed, among other things, to vote its shares of our Series B Preferred stock in favor of the merger and has granted Concerto a proxy to vote its shares at any meeting of our shareholders convened to consider the merger. On July 6, 2005, July 14, 2005, and August 5, 2005, respectively, three actions, Kevin Kane v. Aspect Communications Corporation, et al., Mary Sheridan v. Aspect Communications Corporation, et al., and Paul Robichaux v. Aspect Communications Corporation, et al., were filed in the Superior Court of the State of California for the County of Santa Clara. In these substantially identical actions, the plaintiffs named as defendants us, the directors of our company and Norman A. Fogelsong, a former director of our company. The complaints purport to assert claims on behalf of all of our public shareholders who are similarly situated with the plaintiffs, and allege that we and the members of our board of directors have breached their fiduciary duties to our public shareholders. More specifically, the complaints allege that the directors engaged in an unfair process for the sale of our shareholders’ shares in connection with their approval of the merger, that the directors failed to take steps to maximize the value of our common stock to our public shareholders, and that our directors engaged in such conduct to further their own financial interest at the expense of our shareholders. The complaints also allege generally that our directors breached their duty of candor by failing to disclose all material facts relating to the merger. The complaints seek class certification and certain forms of equitable relief, including enjoining the consummation of the merger. Should the merger be completed, the complaints seek alternative relief in the form of compensatory damages. We believe that the claims are without merit and intend to vigorously contest these action. We cannot be certain that we or the other defendants will be successful in the defense of these actions.
Sources of Revenue
     Our product revenues are derived from license fees for software products and, to a lesser extent, sales of hardware products. With respect to our product revenues, a limited number of product lines, including call center hardware and software, workforce productivity, customer self service and contact center integration products, have accounted for substantially all our product revenues. We also generate a substantial portion of our revenues from fees for services complementing such products, including software license updates, product support (maintenance), and professional services. We typically license our products on a per user basis with the price per user varying based on the selection of products licensed. Our software license updates and support fees are generally based on the level of support selected and the number of users licensed to use our products. Our professional services fees are generally based on a fixed price or time and materials basis. Our education services are generally billed on a per person basis.

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
Results of Operations
     The following table sets forth statements of operations data for the three months and six months ended June 30, 2005 and 2004, expressed as a percentage of total revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues:
Software license	16%	21%	19%	19%
Hardware	13	12	13	12
Services:
Software license updates and product support	61	58	58	59
Professional services and education	10	9	10	10

Services	71	67	68	69

Total net revenues	100	100	100	100

Cost of revenues:
Cost of software license revenues	2	3	3	3
Cost of hardware revenues	10	9	9	9
Cost of services revenues	30	28	29	28

Total cost of revenues	42	40	41	40

Gross margin	58	60	59	60

Operating expenses:
Research and development	13	12	13	12
Selling, general and administrative	30	30	31	30
Restructuring charges	5	—	2	—

Total operating expenses	48	42	46	42

Net income from operations	10	18	13	18
Interest income	2	1	2	1
Interest expense	—	(1)	—	(1)
Other expense	—	—	—	—

Net income before income taxes	12	18	15	18
Provision for income taxes	2	2	2	2

Net income	10	16	13	16
Less preferred stock dividend, accretion and amortization	(3)	(2)	(3)	(2)

Net income attributable to common shareholders	7%	14%	10%	14%

Revenues
($ in thousands)

	Three months ended			Six months ended
	June 30,			June 30,
	2005	2004	% Change	2005	2004	% Change
Software license	$14,023	$18,961	(26)%	$33,150	$35,566	(7)%
Hardware	10,914	10,885	—	22,651	22,415	1
Services:
Software license updates and product support	51,852	52,566	(1)	103,407	106,823	(3)
Professional services and Education	8,814	8,573	3	16,998	17,668	(4)

Services	60,666	61,139	(1)	120,405	124,491	(3)

Total net revenues	$85,603	$90,985	(6)%	$176,206	$182,472	(3)%

     Net revenues decreased 6% and 3%, respectively, in the second quarter and in the first six months of 2005 compared to the comparable periods in 2004 primarily as a result of several large sales that did not close as expected by quarter end.
     Net revenues derived from the Americas and from Europe and Asia constituted 67% and 33%, respectively of total revenues for the second quarter in both 2005 and 2004. Net revenues derived from the Americas constituted 66% and

63% of total revenues for the first six months ended 2005 and 2004, respectively. Net revenues derived from Europe and Asia Pacific constituted 34% and 37% of total revenues for the first six months ended 2005 and 2004, respectively.
     Software license and hardware revenues. Software license revenues decreased in the second quarter of 2005 compared to 2004 and in the first six months of 2005 compared to 2004, primarily due to several large sales to our customers for software products that were delayed to subsequent quarters. Hardware revenues remained relatively stable in the second quarter and in the first six months of 2005 compared to the comparable period in 2004.
     Software license updates and product support revenues decreased in the second quarter of 2005 compared to 2004 primarily due to a decline in sales of software updates and support contracts to customers who have reduced certain support contract renewals. The decrease in software license updates and product support revenues for the first six months of 2005 compared to 2004 was primarily the result of a decline in renewals for customers who have consolidated or outsourced several contact centers and pricing discounts on certain support contract renewals.
     Professional services and education revenues consist primarily of installation of product, consulting services, and education fees. For the second quarter of 2005, professional services and education revenues increased due to slightly higher installation revenues of hardware compared to the second quarter of 2004. For the first six months of 2005, the decline in professional services was the result of a decline in demand for consulting services and educational classes compared to the similar period in 2004.
Gross Margin

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Gross software license margin	83%	84%	82%	85%
Gross hardware margin	24	24	32	26
Gross services margin	58	59	58	59

Total gross margin	58%	60%	59%	60%

     Gross margin on total revenues decreased for the second quarter of 2005 and for the first six months of 2005 compared to the comparable periods in 2004 due to decreased total net revenues and relatively fixed cost of revenues.
     Gross software license margin. Cost of software license revenues includes fees paid to various third parties and amortization of intangible assets. Gross software license margin for the second quarter of 2005 and for the first six months of 2005 decreased primarily due to increased license fees paid to third-party licensors compared to the corresponding period in 2004. Included in 2004 were refunds from a reduction in license fees paid to third-party licensors resulting from renegotiated license arrangements.
     Gross hardware margin. Cost of hardware revenues includes labor, materials, overhead, and other directly allocated costs involved in the manufacture and delivery of our products. Gross hardware margin for the second quarter of 2005 compared to the second quarter of 2004 remained relatively consistent at 24%. The gross hardware margin improvement from 26% to 32% for the first six months of 2005 compared to 2004 was primarily attributable to products mix sold and increased hardware pricing.
     Gross services margin. Cost of services revenues consists primarily of employee salaries and benefits, facilities, systems costs to support maintenance, consulting and education. Gross services margin for the second quarter of 2005 and the first six months of 2005 compared to corresponding periods in 2004 decreased due to lower services revenue and higher costs for third-party software support.
Operating Expenses

($ in thousands)

	Three months ended			Six months ended
	June 30,			June 30,
	2005	2004	% Change	2005	2004	% Change
Research and development	$10,910	$11,169	(2)%	$22,310	$22,529	(1)%
Selling, general and administrative	26,094	27,261	(4)	54,577	53,800	1
Restructuring charges	3,931	—	100	4,342	—	100

Total operating expenses	$40,935	$38,430	7%	$81,229	$76,329	6%

     Research and development, or R&D, expenses relate to the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, facilities, IT and consulting expenses. The decrease in R&D expenses in the second quarter of 2005 from 2004 was mainly due to decreased IT and facilities expenses of $0.3 million. The decrease in R&D expenses in the first six months of 2005 compared to 2004 was due to decreased IT and facilities expenses of $0.5 million due to decreased depreciation expense and reduced expenses of $0.3 million for contract labor and consulting fees offset by an increase of $0.7 million in equipment and product localization costs. We anticipate that R&D expenses in each of the remaining quarters of 2005 will be relatively constant to slightly higher compared to the second quarter of 2005.
     Selling, general and administrative, or SG&A, expenses consist primarily of employee salaries and benefits, commissions, professional and consulting fees, facilities and IT costs. The decrease in the second quarter of 2005 was primarily due to a foreign currency gain of $0.7 million compared to a foreign currency loss of $0.3 million in the comparable period of 2004, as well as decreases in stock based compensation expense of $0.4 million and reduced facilities and IT expense of $0.6 million partially offset by increased expense in professional and consulting fees of $0.6 million and travel cost of $0.3 million. The increase in SG&A expenses for the first six months ended 2005 compared to the comparable period in 2004 was primarily due to an increase in bad debt expense of $0.9 million. In the first six months of 2004 a reversal of accounts receivable reserve of $0.4 million was recorded for the collection of receivables previously reserved for whereas a $0.5 million bad debt reserve was recorded in the first six months of 2005. Additional cost increases for the first six months ended 2005 compared to 2004 include increased professional and consulting fees of $0.5 million and travel cost of $0.5 million. Cost increases were offset by reduced salaries and benefits of $0.5 million as a result of lower headcount and reduced facilities and IT expense of $0.9 million due to decreased depreciation expense. We anticipate that SG&A expenses in each of the remaining quarters of 2005 will be relatively constant to slightly higher compared to the second quarter of 2005.
     Restructuring charges consist of costs related to the consolidation of facilities and acceleration of lease obligations on vacated facilities. In the second quarter of 2005, a restructuring charge of $3.9 million was recorded in association with the consolidation of our San Jose facilities and a change in the estimate of future facility related obligations. For the first six months ended 2005, a restructuring charge of $4.3 million was recorded which includes restructuring charges of $0.4 million recorded in the first quarter of 2005 due to lease termination obligations.
Interest and Other Income (Expense):
($ in thousands)

	Three months ended			Six months ended
	June 30,			June 30,
	2005	2004	% Change	2005	2004	% Change
Interest income	$1,582	$954	66%	$2,800	$1,711	64%
Interest expense	(144)	(499)	(71)	(309)	(1,017)	(70)
Other expense	(273)	(78)	250	(568)	(371)	53

Total other income (expense)	$1,165	$377	209%	$1,923	$323	495%

     Interest income represents, primarily, earnings on short-term investments. Interest income increased for the second quarter of 2005 and for the first six months of 2005 due to higher rates on investments as compared to the comparable period in 2004.
     Interest expense decreased for the second quarter of 2005 and for the first six months of 2005 as compared to the similar period in 2004 primarily due to a reduction in our in debt obligations under the $100 million revolving credit facility. In September 2004, we repaid the $40 million outstanding under the $100 million revolving credit facility.

     Other expense, net includes fees charged for bank services, gains or losses recognized on the sale of investments and other non-operating income and expenses. Other expense for the second quarter of 2005 and for the six months ended 2005 increased primarily due to a non-recurring other income benefit of $0.3 million and $0.6 million, respectively, that was recorded in the second quarter and first six months of 2004 and no comparable other income benefit was recorded for 2005.
Provision for Income Taxes

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income before income taxes	$9,546	$16,383	$24,427	$34,067
Effective tax rate	12.0%	11.9%	12.0%	11.9%
     The tax rates for the second quarter and the first six months of 2005 and 2004 varied from the statutory rate primarily due to the realization of previously reserved deferred tax assets. As a result, the tax provision is primarily based on current tax calculations in foreign and state jurisdictions. Our tax rates for the second quarter of 2005 and 2004 further varied from the statutory rate as a result of the effect of tax rates in foreign jurisdictions primarily being lower than the U.S. statutory rate. We evaluate the appropriateness of our valuation allowance on a quarterly basis.
     During the quarter, the company discovered that it had experienced an ownership change under the IRC Section 382 in the first quarter of 2003, which can result in limiting the utilization of the Company’s net operating losses. The Company is still in the process of determining the amount of its annual limitation. In the event that the Company reports taxable income on its federal income tax return, the utilization of its net operating loss carryforwards may be limited.
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
     We may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. We are in the process of analyzing the Company’s options provided by the repatriation opportunity and expect to complete our evaluation by the end of the third quarter of 2005. The range of possible amounts that we are considering for repatriation under this provision is between zero and $30 million and the corresponding range of additional income tax as a direct result of this repatriation is between zero and $3 million.
Liquidity and Capital Resources

	Six months ended June 30,
	2005	% Change	2004
Cash provided by operating activities	$31,887	(37)%	$50,682
Cash used in investing activities	(11,514)	(78)	(53,701)
Cash provided by financing activities	5,270	(31)	7,619
Net increase in cash and cash equivalents	24,148	368	5,160
     As of June 30, 2005, cash, cash equivalents, and short-term investments totaled $227 million, which represented 62% of total assets and our principal source of liquidity. In addition, we had restricted cash of $3.2 million related to various letter of credit agreements.
     The net cash provided by operating activities was $32.6 million for the first six months of 2005, as compared to $50.7 million in the corresponding period of 2004. Cash collections from customers during the first six months of 2005 were $192.4 million compared to $207.5 million collected during the comparable period in 2004. In addition, days sales outstanding increased during the period as compared to the same period in 2004 by 12 days to a days sales outstanding of 42 days as of June 30, 2005. Days sales outstanding is calculated by using the average accounts receivable balance for the period ended divided by the estimated daily revenue for the period.
     The net cash used in investing activities was $12.3 million in the first six months of 2005 compared to $53.7 million in the corresponding period of 2004. Net cash used in investing activities for the first six months ended June 30, 2005, related to the net purchase of short-term investments of $1.1 million and property and equipment purchases of $11.1 million compared to the net purchase of short-term investments of $45.1 million and purchases of property and equipment of $8.6 million in the similar period in 2004.
     The net cash provided by financing activities was $5.3 million in the first six months of 2005 compared to $7.6 million in the corresponding period of 2004. Net cash provided by financing activities for the six months ended June 30, 2005 was primarily the result of $5.4 million in proceeds from the issuance of common stock relating to the exercise of employee stock options. For the similar period in 2004, net cash provided by financing activities was the result of net proceeds of $9.8 million from the issuance of common stock relating to the exercise of employee stock options less payments for financing costs of $1.1 million and net payments on borrowings of $1.0 million.
     On February 13, 2004, we entered into a $100 million revolving credit facility with a number of financial institutions led by Comerica Bank, which is also administrative agent, and The CIT Group/Business Credit, Inc., which is also collateral agent. This credit facility amended and restated our prior $50 million credit facility with Comerica Bank entered into on August 9, 2002. It eliminated the prior facility’s borrowing base requirements and other related restrictions. The revolver has a three-year term and is secured by substantially all of our assets. We can select interest options for advances based on the prime rate or eurocurrency rates, which include margins that are subject to quarterly adjustment. The revolver includes a $10 million sub-line for issuance of stand-by letters of credit. Mandatory prepayment and reduction of the facility is required in the amount of 100% of permitted asset sales over $1 million annually and 100% of the proceeds of future debt issuances, subject to certain exclusions. The revolver can be used for working capital, general corporate purposes and the financing of capital expenditures. The credit agreement includes customary representations and warranties and covenants. The financial covenants include minimum EBITDA, minimum liquidity ratio, minimum fixed charge coverage ratio, maximum total debt to EBITDA ratio and minimum tangible effective net worth tests, tested on a quarterly basis, defined as follows:
•	EBITDA of no less than $10 million each quarter.

•	Liquidity Ratio of not less than 1.5 to 1.0 for the period from December 31, 2003 to September 29, 2004; 1.75 to 1.0 for the period from September 30, 2004 through June 30, 2005; and 2.0 to 1.0 thereafter.

•	Fixed Charge Coverage Ratio of not less than 1.5 to 1.0 as of the last day of each quarter.

•	Total Debt to EBITDA Ratio of no more than 1.25 to 1.0 as of the end of each quarter.

•	Tangible Effective Net Worth balance greater than the Base Tangible Effective Net Worth.
     The preceding financial covenants are applicable to the quarter ended March 31, 2004 and all quarters thereafter. The definitions of the terms for these financial covenants can be found in the Amended and Restated Credit Agreement filed as Exhibit 99.1 to our Current Report on Form 8-K filed April 20, 2004. In September 2004, we repaid the $40 million outstanding under the $100 million revolving credit facility and may presently borrow against the revolving credit facility. We were in compliance with all related covenants and restrictions for the revolving credit facility as of June 30, 2005.
     In addition to the above revolving credit facility, we had outstanding bank guarantees with a European bank that are required for daily operations such as payroll, import/export duties and facilities. As of June 30, 2005, approximately $3 million is recorded as restricted cash on the balance sheet related to these bank guarantees.
     We believe that cash, cash equivalents, and short-term investments will be sufficient to meet our operating cash needs for at least the next twelve months. However, we continually evaluate opportunities to improve our cash position by selling additional equity, debt securities, obtaining and re-negotiating credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.
Contractual Obligations
     The following table reflects a summary of our contractual obligations as of June 30, 2005 (in thousands):

	Payments Due by Period
		Less
		Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Capital lease obligations	$204	$101	$103	$—	$—
Operating leases (a)	46,963	8,646	15,002	7,692	15,623
Purchase obligations(b)	36,319	10,000	24,000	2,319	—
Contract manufacturer(c)	4,316	4,316	—	—	—

Total contractual obligations	$87,802	$23,063	$39,105	$10,011	$15,623

(a)	Included in operating leases is a restructuring accrual liability of $9.4 million discussed in Note 9.

(b)	Purchase obligations include agreements to purchase services and licenses that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(c)	We use several contract manufacturers to provide manufacturing services for our products. We issue purchase orders with estimates of our requirements several months ahead of the delivery date which are non-cancelable. In addition to the above, we record a liability for purchase commitments for quantities in excess of our future demand forecasts. As of June 30, 2005, the liability for excess quantities was $0.3 million.
Off-Balance Sheet Arrangements
     We have no material off-balance sheet arrangements other than operating leases that are discussed in Note 10 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.
Business Environment and Risk Factors
Risks Related to the Proposed Merger with Concerto
Our business and results of operations are likely to be affected by our announced merger with Concerto.
     On July 5, 2005, we entered into a merger agreement with Concerto. The announcement of the merger could have an adverse effect on our revenue in the near term if customers delay, defer or cancel purchases pending consummation of the planned merger. While we are attempting to mitigate this risk through communications with our customers, current and prospective customers could be reluctant to purchase our products or services due to potential uncertainty about the direction of the combined company’s product offerings and its support and service of existing products. To the extent that our announcement of the merger creates uncertainty among customers such that one large customer, or a significant group of small customers, delays purchase decisions pending consummation of the planned merger, our results of operations and ability to operate profitably could be negatively affected. Decreased revenue and a failure to be profitable could have a variety of adverse effects, including negative consequences to our relationships with customers, suppliers, resellers and others. In addition, our quarterly operating results could be substantially below the expectations of market analysts, which could cause a decline in our stock price. Finally, activities relating to the merger and related uncertainties could divert our management’s and our employees’ attention from our day-to-day business, cause disruptions among our relationships with customers and business partners, and cause employees to seek alternative employment, all of which could detract from our ability to grow revenue and minimize costs.

If the conditions to the proposed merger with Concerto set forth in the merger agreement are not met, the merger with Concerto may not occur.
     Several conditions must be satisfied to complete the proposed merger with Concerto. These conditions are set forth in detail in the merger agreement, which we previously filed with the Securities and Exchange Commission. We can not assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the proposed merger will not occur or will be delayed, and we and our shareholders may lose some or all of the benefits of the proposed merger. For example, if either Concerto’s or our representations and warranties are not true and correct and, with some exceptions, the failure to be true and correct has a material adverse effect at the closing, the other party may not be required to close.
Failure to complete the proposed merger with Concerto would negatively impact our future business and operations.
     If the planned merger with Concerto were not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:
•	We would not realize the benefits we expect from becoming a part of a combined company with Concerto, including the potentially enhanced financial and competitive position;

•	Activities relating to the merger and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the merger does not occur;

•	The market price of our common stock could decline following an announcement that the merger has been abandoned, to the extent that the current market price reflects a market assumption that the merger will be completed;

•	We could be required to pay Concerto a termination fee and provide reimbursement to Concerto for certain costs incurred;

•	We would remain liable for our costs related to the merger, such as legal and accounting fees and a portion of our investment banking fees; and

•	We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.
     In connection with the proposed merger, we have filed a proxy statement with the SEC. The proxy statement will be mailed to all holders of our outstanding stock and will contain important information about us, Concerto and the proposed merger, and related matters. We urge all of our shareholders to read the proxy statement when it becomes available.
     In addition to the above risks, our recent announcement of the proposed merger between us and Concerto may intensify the risks set forth below.
Risks Related to our Business Operations
We may experience a shortfall in revenues or earnings or otherwise fail to meet public market expectations in any particular quarter, which could materially and adversely affect our business and the market price of our common stock.
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
     Our products typically represent substantial capital commitments by customers. As a result, customer purchase decisions may be significantly affected by a variety of factors, including trends in capital spending for telecommunications and enterprise software, competition and the availability or announcement of alternative technologies. Weakness in global economic conditions earlier in the decade and related reductions in information technology, or IT, spending resulted in many of our customers delaying or substantially reducing their spending on contact center hardware, software and services. If the global economy were to weaken, demand for our products and services would likely continue to decrease and our business would be harmed.
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
     The market for our products is intensely competitive, and competition is likely to intensify as companies in our industry consolidate to offer integrated solutions. Our principal competitors currently include companies in the contact center market and companies that market traditional telephony products and services. As the market develops for converged voice and data networks and products and the demand for traditional, telephony-based call centers diminishes, companies in these markets are merging, creating potentially larger and more significant competitors. Many current and potential competitors, including Avaya, Cisco Systems, Genesys, a subsidiary of Alcatel, Intervoice, Nortel Networks and Siemens may have considerably greater resources, larger customer bases and broader international presence than us. If we are unable to improve and expand the functionality of our products and services, we might lose customers, which would hurt our sales and harm our business.
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
     We have in the past and continue to be involved in litigation for a variety of matters. For example, we have been sued by three shareholders in connection with our agreement to merge with Concerto. Any claims brought against us will likely have a financial impact, potentially affecting the market performance of our common stock, generating costs associated with the disruption of business and diverting management’s attention. There has been extensive litigation regarding patents and other intellectual property rights in our industry, and we are periodically notified of such claims by third parties. We have been sued in the past for alleged patent infringement. We expect that software product developers and providers of software in markets similar to ours will increasingly be subject to infringement claims or demands for infringement indemnification as the number of products and competitors in our industry grows and the functionality of products overlap. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention, cause product delays and have an adverse effect on our revenues and operating results. If any of our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our products, which may not be available on terms acceptable to us or at all. Moreover, even if we negotiate license agreements with a third party, future disputes with such parties are possible. If we are unable to resolve an intellectual property dispute through a license, settlement or successful litigation, we would be subject to pay damages and be prevented from making, using or selling certain products or services. In the future, we could become involved in other types of litigation, such as shareholder lawsuits for alleged violations of securities laws, claims by employees, and product liability claims.
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
     During the course of our implementation of Oracle 11i to enable our Section 404 compliance efforts in the third quarter of 2004, as well as during our normal financial operations and quarterly close process in the fourth quarter of 2004, we identified five significant deficiencies in the design and operation of our internal controls, of which three were outstanding as of December 31, 2004. As of June 30, 2005, we were able to remediate two of the remaining three outstanding significant deficiencies and during the course of our testing of compliance efforts and internal controls for fiscal 2005 have identified four new significant deficiencies that we are in the process of remediating. It is possible that in the future we will identify additional significant deficiencies or material weaknesses in the design and operation of our internal controls. We may be unable to remediate such matters in a timely fashion, and/or our independent auditors may not agree with our remediation efforts in connection with their Section 404 attestation. Such failures could impact our ability to record, process, summarize and report financial information, and could impact market perception of the quality of our financial reporting, which could adversely affect our business and our stock price.
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
     The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. From January 1, 2004 to June 30, 2005, the closing price per share of our common stock has ranged from a low of $7.37 to a high of $19.45. The stock markets have experienced significant price and trading volume fluctuations. The market for technology has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources.
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
Vista has been granted certain approval rights as to particular corporate actions and owns Series B convertible preferred stock representing, on an as converted basis, approximately 26.5% of our common stock.
     Vista’s ownership of our Series B Convertible Preferred Stock together with its right to nominate two of our six directors provides Vista with a substantial degree of control over our operations. Additionally, Vista’s consent is required for the issuance of additional capital stock, a sale of all or substantially all of our assets, the consummation of any transaction the result of which is that any person becomes the beneficial owner of more than fifty percent of our voting securities, the incurrence of certain indebtedness, a voluntary liquidation or dissolution, acquisitions by us of any material interest in any company, business or joint venture, the consummation of certain related party transactions by us, the execution by us of any agreement which restricts our right to comply with certain of our obligations to Vista, the approval of our annual budget or any material deviations from our annual budget, the declaration or payment of any dividends or distributions on our common stock, or a change in the compensation paid to, the termination of the employment of, or the replacement of, certain of our executive officers including our Chief Executive Officer. If Vista viewed these matters differently from us, we might not be able to accomplish specific corporate actions, and this failure could harm our business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Reference is made to the information appearing under the caption “Quantitative and Qualitative Disclosures About Market Risk” of the Registrant’s 2004 Annual Report on Form 10-K, which information is hereby incorporated by reference. The Company believes there were no material changes in the Company’s exposure to financial market risk during the second quarter of 2005.
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
     In 2004, we completed a major phase of our implementation of Oracle 11i, an upgrade to our information systems that supports our operations, including systems to manage order processing, shipping, support entitlement, accounting and internal computing operations. This application had been hosted on third-party computer servers. In the first quarter of 2005, we moved the application and associated infrastructure in-house. As of December 31, 2004 we had three significant deficiencies of which two have been remediated as of June 30, 2005. During the course of our testing of compliance efforts and internal controls for fiscal 2005 we have identified four new significant deficiencies that we are in the process of remediating. See “Risk Factors — Regulatory changes affecting our industry and future changes to generally accepted accounting principles may negatively impact our operating results or ability to operate our business.”

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
Part II: Other Information
Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Shareholders held on May 19, 2005, our shareholders voted on the following proposals:
     1.) An election of directors was held with the following individuals being elected to the Board of Directors of the Company:

	FOR	WITHHELD
Barry M. Ariko	74,052,505	5,927,094
Gary E. Barnett	75,571,112	4,408,487
Thomas Weatherford	75,578,211	4,401,388
David B. Wright	75,576,036	4,403,563
          Messrs. A. Barry Rand and Robert F. Smith were also elected by unanimous vote of the 50,000 shares of Series B convertible preferred stock.
2.) Ratification of the appointment of independent auditors:

For	79,728,412
Against	225,738
Abstain	25,449
Item 6. Exhibits
A. Exhibits

31.1	Gary E. Barnett’s Certification pursuant to 13a-14(a) as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

31.2	James C. Reagan’s Certification pursuant to 13a-14(a) as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

32.1	Gary E. Barnett’s and James C. Reagan’s Certification pursuant to 18. U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPECT COMMUNICATIONS
CORPORATION
(Registrant)

By: /s/ JAMES C. REAGAN

James C. Reagan

Executive Vice President and
Chief Financial Officer
     Date: August 9, 2005

EXHIBIT INDEX

31.1	Gary E. Barnett’s Certification pursuant to 13a-14(a) as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

31.2	James C. Reagan’s Certification pursuant to 13a-14(a) as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

32.1	Gary E. Barnett’s and James C. Reagan’s Certification pursuant to 18. U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.